Form 10-K
period 2019-12-31
BANCPLUS CORP
filed 2020-03-17
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 UNDER THE SECURITIES EXCHANGE ACT OF 1934
Contains only the financial statements for the year ended December 31, 2019

Commission file number: 333-236022

BANCPLUS CORPORATION
(Exact name of registrant as specified in its charter)

Mississippi	64-0655312
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1068 Highland Colony Parkway
Ridgeland, Mississippi 39157
(601) 898-8300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: No established market exists for the registrant’s common stock.

As of March 12, 2020, there were 7,655,457 outstanding shares of the registrant’s common stock, par value $1.00 per share.

BancPlus Corporation and Subsidiaries

EXPLANATORY NOTE
On February 14, 2020, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4, as amended (the “Registration Statement”) of BancPlus Corporation (the “Company”), related to the offering of the Company’s common stock, par value $1.00 per share in connection with the Company’s acquisition of State Capital Corporation. A detailed description of such offering is included in the Registration Statement.
Rule 15d-2 under the Securities Exchange Act of 1934, as amended (“Rule 15d-2”), provides generally that if a company’s registration statement filed under the Securities Act of 1933, as amended, does not contain certified financial statements for the company’s last full fiscal year preceding the year in which such registration statement becomes effective (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of such registration statement, file a special financial report furnishing certified financial statements for the last full fiscal year or other period, as the case may be, meeting the requirements of the form appropriate for annual reports of that company. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.
The Registration Statement did not contain the certified financial statements of the Company for the fiscal year ended December 31, 2019, therefore, as required by Rule 15d-2, the Company is hereby filing its certified financial statements for the fiscal year ended December 31, 2019 with the SEC under cover of the facing page of an annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors, Audit Committee and Stockholders
BancPlus Corporation and Subsidiaries
Ridgeland, Mississippi
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BancPlus Corporation and its subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 7 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
BKD, LLP

We have served as the Company’s auditor since 2008
Jackson, Mississippi
March 17, 2020

BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31, 2019	December 31, 2018
Assets:
Cash and due from banks	$45,475	$51,504
Interest bearing deposits with banks	267,497	93,693
Total cash and cash equivalents	312,972	145,197
Securities available for sale	201,073	89,295
Securities held to maturity - fair value: $179,225 - 2019; $291,226 - 2018	177,854	292,601
Loans held for sale	16,092	8,906

Loans	2,078,997	2,074,721
Less: Allowance for loan losses	21,500	24,500
Net loans	2,057,497	2,050,221

Premises and equipment	75,072	75,986
Operating lease right-of-use asset	39,194	—
Accrued interest receivable	11,509	11,924
Goodwill	2,616	2,616
Other assets	85,185	97,208
	$2,979,064	$2,773,954
Liabilities:
Deposits	$2,592,065	$2,453,412
Advances from Federal Home Loan Bank and other borrowings	37,652	41,432
Subordinated debentures payable to statutory trusts	41,238	41,238
Operating lease liabilities	43,578	—
Accrued interest payable	1,083	1,035
Other liabilities	11,937	6,775
Total liabilities	2,727,553	2,543,892

Redeemable common stock owned by the ESOP	79,308	70,507
Stockholders' equity:
Common Stock, par value $1.00 per share. 40,000,000 and zero authorized; 7,652,957 and zero issued and outstanding at December 31, 2019, and 2018, respectively	7,653	—
Class A voting common stock, par value $1.00 per share. Zero and 9,876,950 authorized; zero and 7,476,989 issued and outstanding at December 31, 2019 and 2018, respectively	—	7,477
Class B non-voting common stock, par value $1.00 per share. Zero and 123,050 authorized; zero and 115,005 issued and outstanding at December 31, 2019 and 2018, respectively	—	115
Unearned Employee Stock Ownership Plan compensation	(4,476)	(2,962)
Additional paid-in capital	811	180
Retained earnings	247,241	225,723
Accumulated other comprehensive income (loss), net	282	(471)
	251,511	230,062
Less: Redeemable common stock owned by the ESOP	(79,308)	(70,507)
Total stockholders' equity	172,203	159,555
	$2,979,064	$2,773,954

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Year Ended December 31, 2019	Year Ended December 31, 2018
Interest income:
Interest and fees on loans	$111,369	$100,323
Taxable securities	5,055	5,868
Tax-exempt securities	3,583	3,993
Interest bearing bank balances and other	4,401	1,067
Total interest income	124,408	111,251
Interest expense:
Deposits	18,438	8,201
Short-term borrowings	—	90
Advances from Federal Home Loan Bank	324	1,905
Other borrowings	2,336	2,346
Total interest expense	21,098	12,542
Net interest income	103,310	98,709
Provision for loan losses	586	15,227
Net interest income after provision for loan losses	102,724	83,482

Other operating income:
Service charges on deposit accounts	28,039	28,923
Mortgage origination income	4,569	3,608
Debit card interchange	6,263	6,083
Securities gains, net	76	25
Other income	18,806	19,056
Total other operating income	57,753	57,695

Other operating expenses:
Salaries and employee benefits	65,855	62,747
Net occupancy expenses	11,653	10,771
Furniture, equipment and data processing expenses	15,702	13,324
Other expenses	21,874	41,733
Total other operating expenses	115,084	128,575

Income before income taxes	45,393	12,602
Income tax expense	8,993	189
Net income	$36,400	$12,413

Earnings per common share - basic	$4.83	$1.66
Earnings per common share - diluted	$4.78	$1.64

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018

Net income	$36,400	$12,413
Other comprehensive income, net of tax:
Change in unrealized gains on securities available for sale	1,003	171
Reclassification adjustment - legislative rate change	—	(99)
Tax effect	(250)	(43)
Total other comprehensive income, net of tax	753	29
Comprehensive income	$37,153	$12,442

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Data)

	Common Stock		Class A Common Stock		Class B Common Stock		Unearned ESOP Compensation	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Less: Redeemable common stock owned by the ESOP	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
January 1, 2018	—	$—	7,464,296	$7,464	115,005	$115	$(3,948)	$—	$222,231	$(500)	$(73,247)	$152,115

Net income	—	—	—	—	—	—	—	—	12,413	—	—	12,413
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	128	—	128
Stock based compensation	—	—	12,693	13	—	—	—	180	—	—	—	193
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	—	—	2,740	2,740
Common stock released by ESOP	—	—	—	—	—	—	986	—	—	—	—	986
Reclass stranded tax effects of rate change	—	—	—	—	—	—	—	—	99	(99)	—	—
Dividends declared:
Class A common ($1.20 per share)	—	—	—	—	—	—	—	—	(8,876)	—	—	(8,876)
Class B common ($1.25 per share)	—	—	—	—	—	—	—	—	(144)	—	—	(144)
December 31, 2018	—	—	7,476,989	7,477	115,005	115	(2,962)	180	225,723	(471)	(70,507)	159,555
Net income	—	—	—	—	—	—	—	—	36,400	—	—	36,400
Impact of adoption of ASU 2016-02 related to leases	—	—	—	—	—	—	—	—	(5,240)	—	—	(5,240)
Conversion of Class A and B Common Stock to Common Stock	7,591,994	7,592	(7,476,989)	(7,477)	(115,005)	(115)	—	—	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	753	—	753
Issuance of restricted stock	61,880	62	—	—	—	—	—	(62)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(917)	(1)	—	—	—	—	—	(45)	—	—	—	(46)
Stock based compensation	—	—	—	—	—	—	—	738	—	—	—	738
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	—	—	(8,801)	(8,801)
Common stock acquired by ESOP	—	—	—	—	—	—	(2,499)	—	—	—	—	(2,499)
Common stock released by ESOP	—	—	—	—	—	—	985	—	—	—	—	985
Dividends declared ($1.28 per share)	—	—	—	—	—	—	—	—	(9,642)	—	—	(9,642)
December 31, 2019	7,652,957	$7,653	—	$—	—	$—	$(4,476)	$811	$247,241	$282	$(79,308)	$172,203

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018

Cash flows from operating activities:
Net income per consolidated statements of income	$36,400	$12,413
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	586	15,227
Depreciation and amortization	5,180	5,134
Net loss on sales of premises and equipment	816	478
Net (gain) loss on sales of other real estate	(311)	2,091
Write-downs of other real estate	75	20,526
Deferred income tax (benefit) expense	5,130	(6,057)
Federal Home Loan Bank stock dividends	(84)	(262)
Common stock released by ESOP	985	986
Stock based compensation expense	738	193
Origination of loans held for sale	(222,655)	(164,582)
Proceeds from loans held for sale	215,469	168,475
Earnings on bank-owned life insurance	(1,628)	(1,648)
Net change in:
Accrued interest receivable and other assets	2,961	(664)
Accrued interest payable and other liabilities	5,211	340
Net cash from operating activities	48,873	52,650

Cash flows from investing activities:
Purchases of securities available for sale	(202,691)	—
Maturities and calls of securities available for sale	91,318	87,504
Purchases of securities held to maturity	(20,343)	(22,134)
Maturities, prepayments and calls of securities held to maturity	134,650	62,823
Net increase in loans	(10,854)	(178,583)
Purchases of premises and equipment	(6,237)	(5,126)
Proceeds from sales of premises and equipment	507	270
Proceeds from sales of other real estate	10,667	9,427
Investment in unconsolidated entities, net	(801)	(470)
Proceeds from redemptions of Federal Home Loan Bank stock	—	10,815
Net cash used in investing activities	(3,784)	(35,474)

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In Thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018

Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$11,188	$16,509
Money market, NOW and savings deposits	138,568	290,633
Certificates of deposit	(11,103)	25,965
Short-term borrowings	—	(100,112)
Proceeds from long-term FHLB advances	—	60,852
Payments on long-term FHLB advances	(280)	(235,425)
Payments on other borrowings	(3,500)	(3,500)
Common stock acquired by ESOP	(2,499)	—
Shares withheld to pay taxes on restricted stock vesting	(46)	—
Cash dividends paid on common stock	(9,642)	(9,020)
Net cash from financing activities	122,686	45,902

Net change in cash and cash equivalents	167,775	63,078

Cash and cash equivalents at beginning of year	145,197	82,119

Cash and cash equivalents at end of year	$312,972	$145,197

Supplemental cash flow information:
Interest paid	$21,050	$12,227
Federal and state income tax payments	1,500	8,300
Acquisition of real estate in non-cash foreclosures	3,366	8,236

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 1: Summary of Significant Accounting Policies
Business
BancPlus Corporation (the “Company”) is a bank holding company headquartered in Jackson, Mississippi. BankPlus (the “Bank”), the principal operating subsidiary and sole banking subsidiary of the Company, is a commercial bank primarily engaged in the business of commercial and consumer banking. In addition to general and consumer banking, other products and services offered though the Bank’s subsidiaries include certain insurance and annuity services, asset and investment management, and financial planning. Oakhurst Development, Inc. (“Oakhurst”) is a real estate subsidiary originally formed by the Company to liquidate a real estate development that was acquired by the Bank through foreclosure in 2002. Oakhurst became active again in March 2009 and holds loans and other real estate.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting polices followed by the Company conform, in all material respects, to the accounting principles generally accepted in the United States and to general practices within the financial services industry.
Variable Interest Entities
The Company owns interests in limited liability partnerships, discussed in Note 6, and 100% of the common stock of two statutory trusts, discussed in Note 12. As defined in applicable accounting standards, these are interests in variable interest entities (“VIE”) for which the Company is not the primary beneficiary. Accordingly, the accounts of the VIEs have not been consolidated into the Company’s financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, fair value of financial instruments and status of contingencies are particularly subject to change. Material estimates that are subject to significant change in the near term are the allowance for loan losses, valuation of other real estate owned (“OREO”) and fair values of financial instruments. Actual results could differ from these estimates.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include interest and noninterest-bearing cash accounts and federal funds sold. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. The Company had deposits with correspondent banks that exceeded federally insured limits by $93,066 at December 31, 2019. Net cash flows are reported for customer deposit transactions and short term borrowings. Cash flows from loans are classified at the time according to management’s intent to either sell or hold the loan for the foreseeable future. When

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 1: (Continued)
management’s intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.
Comprehensive Income
Comprehensive income includes net income reported in the consolidated statements of income and changes in unrealized gain or loss on securities available for sale reported as a component of stockholders' equity. Unrealized gain or loss on securities available for sale, net of deferred income taxes, is the only component of accumulated other comprehensive income (loss) for the Company.
Securities
Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in income. Debt securities not classified as held to maturity or trading are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from income and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
For debt securities with fair value below amortized cost, when the Company does not intend to sell the debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, then the Company recognizes the credit component of an other-than-temporary impairment of a debt security in income and the remaining portion in other comprehensive income (loss). For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income (loss) for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.
Loans Held for Sale
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. These loans are generally sold with mortgage servicing rights released.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balance adjusted for net charge-offs, the allowance for loan losses, and any deferred fees and costs. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.
Loans that are 30 days or more past due based on payments received and applied to the loan are considered delinquent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that a borrower's financial condition is such that collection of interest, but not necessarily principal, is doubtful. A loan is typically placed on non-accrual when the contractual payment of principal or interest becomes 90 days past due unless the loan is well-secured and in the process of collection. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. Current year interest previously recorded, but deemed not collectible, is reversed and charged against current year income. Prior year interest previously recorded, but deemed not collectible, is charged against the allowance.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 1: (Continued)
Payments subsequently received on non-accrual loans are applied to principal. Interest income is recognized to the extent that cash payments are received in excess of principal due. A loan may return to accrual status when principal and interest payments are no longer past due and collectability is reasonably assured.
A loan is considered impaired, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-10-35 guidance, when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest and principal payments. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Substandard loans $500 or greater and not previously coded impaired and all loans previously coded impaired, if the relationship is $500 or greater, are individually reviewed for impairment. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of future cash flows discounted at the loan’s original interest rate, or at the fair value of collateral if repayment is expected solely from the collateral. Groups of loans with similar risk characteristics, including individually evaluated loans not determined to be impaired, are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.
Included in certain impaired loan categories are loans considered troubled debt restructurings (“TDRs”) under the provisions of FASB Accounting Standards Update (“ASU”) 2011-02. Restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the Company grants a concession it would not otherwise consider for borrowers of similar credit quality. Concessions may include interest rate reductions and/or payment modifications, payment extensions, forgiveness of principal or interest, and other actions intended to minimize potential losses. A loan continues to qualify as restructured until a consistent payment history and change in the borrower‘s financial condition has been evidenced. Assuming that the restructuring specifies an interest rate at the time of restructuring that is greater than or equal to the rate that the Company is willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a troubled debt restructuring if it is in compliance with modified terms in calendar years after the year of restructure.
Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance consists of general and specific components. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is maintained at a level believed to be adequate by management to absorb estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance for loan losses is based on estimated credit losses for specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Management considers a number of factors in estimating probable credit losses inherent in the loan portfolio, including: historical loan loss experience for various types of loans; composition of the loan portfolio; past due trends in the loan portfolio; current trends; current economic conditions; industry exposure and allowance allocation percentages for various grades of loans with such grades being assigned to loans based on loan reviews.
Management’s evaluation of the allowance for loan losses is inherently subjective as it requires material estimates. The actual amounts of loan losses realized in the near term could differ from the amounts estimated in arriving at the allowance for loan losses reported in the financial statements.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 1: (Continued)
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right to pledge or exchange the transferred asserts, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally using the straight-line method and are charged to operating expenses over the estimated useful lives of the assets. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. In cases where the Company has the right to renew the lease for additional periods, the lease term for the purpose of calculating amortization of the capitalized costs of the leasehold improvements is extended when the Company is reasonably assured that it will renew the lease. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.
Other Real Estate
Other real estate acquired through partial or total satisfaction of loans is initially carried at fair value less cost to sell at the date of acquisition (foreclosure), establishing a new cost basis. Any loss incurred at the date of acquisition is charged to the allowance for loan losses. Subsequent gains or losses on such assets and related operating income and expenses are reported in current operations when earned or incurred.
Federal Home Loan Bank (FHLB) Stock
The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Company’s investment in member bank stock is carried at cost and included in other assets in the consolidated balance sheets. The carrying value of the Company’s FHLB stock was evaluated and determined not to be impaired for the years ended December 31, 2019 and 2018. Both cash and stock dividends are reported as income.
Intangible Assets
Goodwill, which represents the excess of cost over the fair value of net assets of an acquired business, is not amortized but tested for impairment on an annual basis or more often if events or circumstances indicate there may be impairment. Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own or in combination with a related contract, asset or liability. Other identifiable assets with finite lives include the following: 1) core deposits intangible assets, which are amounts recorded related to the value of acquired deposits, 2) amounts recorded related to the value of acquired customer relationships, and 3) amounts recorded related to non-competition agreements with certain individuals of acquired entities. Identifiable intangibles are initially recorded at fair value and are amortized over the periods benefited. These intangibles are evaluated for impairment whenever events or circumstances indicate that the carrying amount should be reevaluated. Impairment losses are recorded in other operating expense and reduce the carrying amount of the intangible.
Bank Owned Life Insurance
The Company maintains bank-owned life insurance policies on certain current and former employees, which are recorded at their cash surrender values as determined by the insurance carriers. The appreciation in the cash surrender

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 1: (Continued)
value of the policies is recognized as a component of other operating income in the Company’s consolidated statements of income.
Loan Commitments and Related Financial Instruments
In the normal course of business, the Company enters into financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of customers. Such instruments are not reflected in the consolidated financial statements until they are funded. The face amount of these items represents the exposure to loss, before considering customer collateral or ability to repay.
Revenue Recognition
The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” as of January 1, 2018. Topic 606 implements a common revenue standard that clarifies the principles for recognizing revenue from contracts. The majority of the Company’s revenues come from interest income and other sources, including loans and securities that are outside the scope of Topic 606. The Company’s services that fall within the scope of Topic 606 are presented within other operating income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of Topic 606 include service charges on deposits, interchange income, wealth management fees and investment brokerage fees. The Company generally acts in a principal capacity, on its own behalf, in most of its contracts with customers. In such transactions, revenue is recognized and the related costs to provide services is recognized on a gross basis in the financial statements. In some cases, the Company acts in an agent capacity, deriving revenue through assisting other entities in transactions with customers. In such transactions, revenue and the related costs to provide services is recognized on a net basis in the financial statements. These transactions recognized on a net basis primarily relate to insurance and brokerage commissions and fees derived from customers' use of various interchange and ATM/debit card networks.
Income Taxes
The Company accounts for income taxes in accordance with income tax accounting guidance, ASC Topic 740, “Income Taxes”. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. A valuation allowance, if needed, reduces deferred assets to the amount expected to be realized. The Company did not have a valuation allowance recorded with respect to the realization of deferred income taxes at December 31, 2019 or 2018.
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Uncertain tax positions are recognized if it is more likely than not that the tax position will be realized or sustained upon examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not recognize any uncertain tax positions at December 31, 2019 or 2018.
Stock Based Compensation
Compensation cost is recognized for restricted stock awards issued to employees based on the fair value of these awards at the date of the grant. Compensation cost is recognized over the required service period, generally defined as the vesting period.
Earnings Per Share

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 1: (Continued)
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted number of common shares outstanding during the period and the number of common shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.

	December 31, 2019	December 31, 2018
Net income	$36,400	$12,413

Common stock	7,534,302	7,497,081
Diluted effect of unallocated stock	81,656	92,166
Total weighted average diluted shares	7,615,958	7,589,247

Basic earnings per common shares	$4.83	$1.66
Diluted earnings per common shares	$4.78	$1.64
Operating Segments
While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
Accounting Changes and Reclassifications
Some items in the prior year financial statements were reclassified to conform to current presentations. Reclassifications had no effect on prior year net income or stockholders’ equity.
ASU 2016-02, “Leases (Topic 842).” In February 2016, the FASB issued ASU 2016-02 to supersede nearly all existing lease guidance under GAAP. The guidance required a lessee to recognize 1) a lease liability representing the obligation to make lease payments for long-term leases, measured on a discounted basis; and 2) a right-of-use asset which is an asset that represents the lessee’s right to use, or control the use of a specified asset for the lease term. The Company adopted ASU 2016-02 effective January 1, 2019. See Note 7 to these Consolidated Financial Statements for a discussion of the impact of adopting this ASU.
Recently Issued, But Not Yet Effective Accounting Standards Updates
ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 is effective for the Company for annual and interim periods beginning on January 1, 2023. The Company has formed a cross functional team that is assessing data and system needs and evaluating the impact of adopting the new guidance. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective,

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 1: (Continued)
but has not yet determined the magnitude of any such one-time adjustments or the overall impact on the Company’s financial statements.
Note 2: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2019
U.S. Government agencies	$17,999	$104	$1	$18,102
Residential mortgage-backed securities	175,696	693	510	175,879
Commercial mortgage-backed securities	3,002	8	—	3,010
Corporate investments	4,000	82	—	4,082
Total available for sale	$200,697	$887	$511	$201,073

December 31, 2018
U.S. Government agencies	$81,895	$—	$618	$81,277
Residential mortgage-backed securities	3,704	52	163	3,593
Commercial mortgage-backed securities	323	—	4	319
Corporate investments	4,000	106	—	4,106
Total available for sale	$89,922	$158	$785	$89,295

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2019
U.S. Government agencies	$5,000	$3	$—	$5,003
Residential mortgage-backed securities	1,071	41	—	1,112
States and political subdivisions	171,783	1,339	12	173,110
Total held to maturity	$177,854	$1,383	$12	$179,225

December 31, 2018
U.S. Government agencies	$92,945	$—	$896	$92,049
Residential mortgage-backed securities	1,208	23	21	1,210
States and political subdivisions	198,448	674	1,155	197,967
Total held to maturity	$292,601	$697	$2,072	$291,226

All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 2: (Continued)
Provided below is a summary of investment securities which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2019:
Available for sale:
U. S. Government agencies	$—	$—	$4,999	$1	$4,999	$1
Residential mortgage-backed securities	92,323	466	2,240	44	94,563	510
	$92,323	$466	$7,239	$45	$99,562	$511
Held to maturity:
States and political subdivisions	$2,656	$8	$2,766	$4	$5,422	$12

December 31, 2018:
Available for sale:
U. S. Government agencies	$7,893	$86	$73,384	$532	$81,277	$618
Residential mortgage-backed securities	—	—	2,672	163	2,672	163
Commercial mortgage-backed securities	—	—	319	4	319	4
	$7,893	$86	$76,375	$699	$84,268	$785
Held to maturity:
U.S Government agencies	$14,819	$172	$72,230	$724	$87,049	$896
Residential mortgage-backed securities	—	—	791	21	791	21
States and political subdivisions	24,459	399	38,504	756	62,963	1,155
	$39,278	$571	$111,525	$1,501	$150,803	$2,072
The number of debt securities in an unrealized loss position increased from 232 at December 31, 2018 to 280 at December 31, 2019. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2019.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 2: (Continued)

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2019:
One year or less	$10,000	$9,999	$23,318	$23,375
After one through five years	11,999	12,185	68,804	69,035
After five through ten years	—	—	67,411	68,091
After ten years	—	—	17,250	17,612
	21,999	22,184	176,783	178,113
Mortgage-backed investments	178,698	178,889	1,071	1,112
	$200,697	$201,073	$177,854	$179,225
December 31, 2018:
One year or less	$63,918	$63,497	$69,065	$68,929
After one through five years	13,998	13,993	123,525	122,793
After five through ten years	7,979	7,893	75,656	75,460
After ten years	—	—	23,147	22,834
	85,895	85,383	291,393	290,016
Mortgage-backed investments	4,027	3,912	1,208	1,210
	$89,922	$89,295	$292,601	$291,226

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

December 31, 2019	$124,854	$125,103	$123,978	$125,241

December 31, 2018	$56,927	$56,441	$186,476	$185,393

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 3: Loans
The following is a summary of the Company’s loan portfolio by loan class.

	December 31, 2019	December 31, 2018
Secured by real estate:
Residential properties	$555,413	$568,806
Construction and land development	230,931	221,990
Farmland	162,991	156,539
Other commercial	664,145	664,219
Total real estate	1,613,480	1,611,554
Commercial and industrial loans	333,834	321,166
Agricultural production and other loans to farmers	70,145	76,151
Consumer and other loans	61,538	65,850

Total loans before allowance for loan losses	$2,078,997	$2,074,721

Loans are stated at the amount of unpaid principal, before allowance for loan losses. Interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding.
Loan Origination/Risk Management/Credit Concentration - The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company’s Board of Directors reviews and approves these policies and procedures on a regular basis. Although the Company has a diversified loan portfolio, the Company has concentrations of credit risks related to the real estate market, including residential, commercial, and construction and land development lending. Most of the Company’s lending activity occurs within the State of Mississippi.
The risk characteristics of the Company’s material portfolio segments are as follows:
Residential Real Estate Loans - The residential real estate loan portfolio consists of residential loans for single and multifamily properties. Residential loans are generally secured by owner occupied 1-4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers and can be impacted by economic conditions within their market area. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
Commercial Real Estate Loans - Commercial real estate loans include construction and land development loans, loans secured by farmland and other commercial real estate loans.
Construction and land development loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.
Farm loans are generally made for the purpose of acquiring land devoted to crop production or livestock, the propagation of timber or the operation of a similar type business on the secured property. Sources of repayment for

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 3: (Continued)
these loans generally include income generated from operations of a business on the property, rental income, or sales of timber. Repayment may be impacted by changes in economic conditions which affect underlying collateral values.
Commercial real estate loans typically involve larger principal amounts and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria.
Commercial and Industrial Loans - The commercial and industrial loan portfolio consists of loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchase or other expansion projects. Commercial loan underwriting standards are designed to promote relationship banking rather than transactional banking and are underwritten based on the borrower’s expected ability to profitably operate its business. The cash flows of borrowers, however, may not be as expected and collateral securing these loans may fluctuate in value. Most commercial loans are secured by assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. In the case of loans secured by accounts receivable, the availability of funds for repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
Consumer and other - The consumer and other loan portfolio consists of various term and line of credit loans such as automobile loans and loans for other personal purposes. Repayment for these types of loans will come from a borrower’s income sources that are typically independent of the loan purpose. Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Company’s market area) and the creditworthiness of a borrower.
The following table presents the recorded investment in non-accrual loans, segregated by class.

	December 31, 2019	December 31, 2018
Secured by real estate:
Residential properties	$2,419	$1,606
Construction and land development	390	50
Farmland	—	390
Other commercial	9,034	9,238
Total real estate	11,843	11,284
Commercial and industrial loans	67	320
Agricultural production and other loans to farmers	62	85
Consumer and other loans	187	—

Total non-accrual loans	$12,159	$11,689

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 3: (Continued)
An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

	Past Due 30-89 Days	Past Due 90 Days or more	Total Past Due	Current	Total Loans	Past Due 90 days or more and Accruing

December 31, 2019
Secured by real estate:
Residential properties	$6,262	$2,610	$8,872	$546,541	$555,413	$1,745
Construction and land development	688	—	688	230,243	230,931	—
Farmland	253	149	402	162,589	162,991	149
Other commercial	1,227	724	1,951	662,194	664,145	418
Total real estate	8,430	3,483	11,913	1,601,567	1,613,480	2,312
Commercial and industrial loans	375	255	630	333,204	333,834	235
Agricultural production and other loans to farmers	400	20	420	69,725	70,145	20
Consumer loans	795	51	846	60,692	61,538	51

Total	$10,000	$3,809	$13,809	$2,065,188	$2,078,997	$2,618

	Past Due 30-89 Days	Past Due 90 Days or more	Total Past Due	Current	Total Loans	Past Due 90 days or more and Accruing

December 31, 2018
Secured by real estate:
Residential properties	$6,321	$3,876	$10,197	$558,609	$568,806	$2,866
Construction and land development	705	70	775	221,215	221,990	21
Farmland	324	613	937	155,602	156,539	223
Other commercial	2,356	465	2,821	661,398	664,219	433
Total real estate	9,706	5,024	14,730	1,596,824	1,611,554	3,543
Commercial and industrial loans	1,556	163	1,719	319,447	321,166	128
Agricultural production and other loans to farmers	476	122	598	75,553	76,151	37
Consumer loans	1,066	109	1,175	64,675	65,850	109

Total	$12,804	$5,418	$18,222	$2,056,499	$2,074,721	$3,817
Impaired Loans - Impaired loans include nonperforming loans, loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties, and certain other loans identified by management. Certain other loans identified by management consist of performing loans with specific allocations of the allowance for loan loss. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 3: (Continued)
Impaired loans, segregated by class were as follows:

	December 31, 2019
	Principal Balance	Recorded Balance (1)	Related Allowance	Average Investment	Interest Recognized
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$4,789	$3,789	$—	$3,879	$85
Construction and land development	3,919	2,009	—	2,135	175
Farmland	10,993	10,937	—	2,831	12
Other commercial	3,893	2,400	—	3,799	96
Total real estate	23,594	19,135	—	12,644	368
Commercial and industrial	384	67	—	190	—
Agricultural production and other loans to farmers	75	62	—	74	—
Consumer and other loans	211	187	—	93	—

Total	24,264	19,451	—	13,001	368

Impaired loans with related allowance:
Secured by real estate:
Residential properties	1,127	1,127	11	1,134	66
Construction and land development	—	—	—	—	—
Farmland	—	—	—	—	—
Other commercial	10,114	10,076	3,325	8,383	12
Total real estate	11,241	11,203	3,336	9,517	78
Commercial and industrial	427	427	34	434	30
Agricultural production and other loans to farmers	—	—	—	—	—
Consumer and other loans	—	—	—	—	—

Total	11,668	11,630	3,370	9,951	108

Total impaired loans	$35,932	$31,081	$3,370	$22,952	$476

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 3: (Continued)

	December 31, 2018
	Principal Balance	Recorded Balance (1)	Related Allowance	Average Investment	Interest Recognized
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$3,588	$2,906	$—	$3,413	$133
Construction and land development	5,295	2,432	—	4,700	234
Farmland	446	390	—	533	—
Other commercial	5,714	4,486	—	5,808	289
Total real estate	15,043	10,214	—	14,454	656
Commercial and industrial	552	320	—	429	—
Agricultural production and other loans to farmers	85	85	—	17	—
Consumer loans	—	—	—	—	—

Total	15,680	10,619	—	14,900	656

Impaired loans with related allowance:
Secured by real estate:
Residential properties	1,145	1,145	13	1,090	67
Construction and land development	—	—	—	4,138	—
Farmland	—	—	—	—	—
Other commercial	8,492	8,492	5,614	2,123	—
Total real estate	9,637	9,637	5,627	7,351	67
Commercial and industrial	445	445	30	658	28
Agricultural production and other loans to farmers	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total	10,082	10,082	5,657	8,009	95

Total impaired loans	$25,762	$20,701	$5,657	$22,909	$751
(1)Recorded balance represents the book value – the contractual principal obligation due from the customer less charge-offs and payments applied.
The following table illustrates the impact of modifications classified as TDRs for the periods presented:

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 3: (Continued)

	Number of Loans	Balance Prior to TDR	Balance at Year End
December 31, 2019
Secured by real estate:
Other commercial	2	$7,493	$7,454
Total real estate	2	7,493	7,454
Consumer and other loans	1	$188	$187

Total	3	$7,681	$7,641

December 31, 2018
Secured by real estate:
Other commercial	1	$308	$125

Total	1	$308	$125
Although there were additional modifications of terms on some loans, the prevailing modifications during the reported periods were related to converting the loans to interest only for a period of time, reductions in the interest rates, and/or extensions of payment dates or maturity dates. Because the majority of these loans were classified as impaired loans before restructuring, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The Company did not forgive any principal on the above loans. The allowance for loan losses attributable to restructured loans was $3,260 and $43 at December 31, 2019 and 2018, respectively.
The Company defines a payment default as a payment received more than 90 days after its due date.
Note 4: Allowance for Loan Losses
As management evaluates the allowance for loan losses, it is categorized as follows: (1) specific allocations; (2) allocations for classified assets with no specific allowance, based on historical loan experience for similar loans with similar characteristics, adjusted as necessary, to reflect the impact of current conditions; and (3) general allocations for each major loan category for loans not deemed impaired or classified, segmented by loan class based on historical loss experience and other risk factors. In assessing general economic conditions, management monitors several factors, including, regional and national economic conditions, real estate market conditions and recently enacted regulations with potential economic effects.
Credit Quality Indicators – The Company utilizes a risk grading matrix to assign a grade to each of its commercial and real estate loans. Loans are rated on a scale of 1 to 10. A description of the general characteristics of the 10 risk ratings is as follows:
•Risk Grades 1, 2, 3, 4 and 5 – These grades include loans to borrowers of solid credit quality with no higher than normal risk of loss. Borrowers in these categories have satisfactory financial strength and adequate cash flow coverage to service debt requirements. Collateral type and quality, as well as protection, are adequate. The borrower’s management is strong and capable, financial information is timely and accurate, and guarantor support is strong.
•Risk Grade 6 – Pass and Watch – Loans in this category are currently protected, but risks are emerging that warrant more than normal attention and have above average risk of loss. These factors require a higher level of monitoring and may include emerging balance sheet weaknesses, strained liquidity, increased leverage ratio, and weakening management. Collateral support is less marketable or limited use and, although the

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 4: (Continued)
protection is sufficient, the loan-to-value ratio may not meet policy guidelines. Guarantors may have a limited ability and willingness to provide intermediate support. Also, considerations surrounding industry deterioration, increased competition and minor policy exceptions concerning structure or amortization may affect the rating of these loans.
•Risk Grade 7 – Special Mention – The Company’s special mention rating is intended to closely align with the regulatory definition. A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these weaknesses may result in deterioration of repayment prospects. These weaknesses may include deteriorating balance sheets, strained liquidity and elevated leverage ratios. Cash flow and profitability are marginally sufficient to service debt and collateral is exhibiting signs of decline in value; however, protection is currently sufficient. Limited management experience or weaknesses have emerged requiring more than normal supervision and uncertainties regarding the quality of the financials are not explained. Guarantor has very limited ability and willingness to provide short- term support. Moderate policy exceptions concerning structure or amortization may be considered in order to provide relief to the borrower. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•Risk Grade 8 – Substandard – A loan in this category is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged. Assets so classified have a well-defined weakness that jeopardizes the liquidation of the debt. Factors affecting these loans may include balance sheet deterioration that has resulted in illiquid, highly leveraged or deficit net worth, cash flow that is not able to service debts as structured, collateral protection may be inadequate, guarantor support may be virtually non-existent, and management is poor. Loans may require a major policy exception concerning structure or amortization. They are characterized by the distinct possibility that the Company will incur some loss if the deficiencies are not corrected.
•Risk Grade 9 – Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.
•Risk Grade 10 – Loss – Loans are considered uncollectible and of such little value that continuing to carry them as an active asset is not warranted. It does not mean that there will be no recovery, but, rather, it is not practical or desirable to defer writing off these assets even though a partial recovery may be possible in the future.
Classified loans for the Company include loans in Risk Grades 8, 9 and 10. Loans may be classified but not considered impaired, due to one of the following reasons: (i) the loan falls below the established minimum dollar thresholds for loan impairment testing or (ii) the loan was tested for impairment, but not deemed to be impaired.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 4: (Continued)
The following table summarizes the credit quality of the Company’s loan portfolio by loan class for the period indicated:

	Risk Grades 1-6	Risk Grade 7	Risk Grade 8	Risk Grade 9	Total
December 31, 2019
Secured by real estate:
Residential properties	$540,933	$177	$14,303	$—	$555,413
Construction and land development	229,933	388	610	—	230,931
Farmland	151,354	—	11,637	—	162,991
Other commercial	645,891	—	18,254	—	664,145
Total real estate	1,568,111	565	44,804	—	1,613,480
Commercial and industrial	331,693	—	2,060	81	333,834
Agricultural production and other loans to farmers	69,854	—	291	—	70,145
Consumer and other loans	61,220	—	318	—	61,538
Total	$2,030,878	$565	$47,473	$81	$2,078,997

	Risk Grades 1-6	Risk Grade 7	Risk Grade 8	Risk Grade 9	Total
December 31, 2018
Secured by real estate:
Residential properties	$553,889	$—	$14,917	$—	$568,806
Construction and land development	220,486	—	1,504	—	221,990
Farmland	155,613	—	926	—	156,539
Other commercial	648,211	—	16,008	—	664,219
Total real estate	1,578,199	—	33,355	—	1,611,554
Commercial and industrial	318,879	61	2,209	17	321,166
Agricultural production and other loans to farmers	75,451	—	700	—	76,151
Consumer and other loans	65,641	—	209	—	65,850
Total	$2,038,170	$61	$36,473	$17	$2,074,721
Transactions in the allowance for loan losses and balances in the loan portfolio by loan segment are as follows:

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 4: (Continued)

	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
December 31, 2019
Allowance for loan losses:
Balance, beginning of year	$3,203	$12,920	$5,358	$1,134	$1,885	$24,500
Provision for loan losses	(386)	(1,758)	1,064	2,293	(627)	586
Recoveries on loans	428	633	529	3,236	—	4,826
Loans charged off	(472)	(1,029)	(1,383)	(5,528)	—	(8,412)

Balance, end of year	$2,773	$10,766	$5,568	$1,135	$1,258	$21,500

Allowance Balances:
Individually evaluated for impairment	$34	$3,325	$11	$—	$—	$3,370
Collectively evaluated for impairment	2,739	7,441	5,557	1,135	1,258	18,130

Ending balance	$2,773	$10,766	$5,568	$1,135	$1,258	$21,500

Loan Balances:
Individually evaluated for impairment	$494	$25,422	$4,916	$249	$—	$31,081
Collectively evaluated for impairment	333,340	1,032,645	550,497	131,434	—	2,047,916

Ending balance	$333,834	$1,058,067	$555,413	$131,683	$—	$2,078,997

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 4: (Continued)

	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
December 31, 2018:
Allowance for loan losses:
Balance, beginning of year	$2,856	$7,700	$6,000	$782	$1,662	$19,000
Provision for loan losses	1,577	9,866	411	3,150	223	15,227
Recoveries on loans	264	511	268	2,818	—	3,861
Loans charged off	(1,494)	(5,157)	(1,321)	(5,616)	—	(13,588)

Balance, end of year	$3,203	$12,920	$5,358	$1,134	$1,885	$24,500

Allowance Balances:
Individually evaluated for impairment	$30	$5,614	$13	$—	$—	$5,657
Collectively evaluated for impairment	3,173	7,306	5,345	1,134	1,885	18,843

Ending balance	$3,203	$12,920	$5,358	$1,134	$1,885	$24,500

Loan Balances:
Individually evaluated for impairment	$765	$15,800	$4,051	$85	$—	$20,701
Collectively evaluated for impairment	320,401	1,026,948	564,755	141,916	—	2,054,020

Ending balance	$321,166	$1,042,748	$568,806	$142,001	$—	$2,074,721

Note 5: Premises and Equipment
The following is a summary of premises and equipment.

	December 31, 2019	December 31, 2018

Land	$20,208	$21,546
Bank premises	54,895	56,154
Leasehold improvements	13,092	11,716
Data processing equipment	33,915	32,371
Furniture and other equipment	40,491	40,242
	162,601	162,029
Less accumulated depreciation and amortization	(87,529)	(86,043)

	$75,072	$75,986
Depreciation and amortization expense for premises and equipment totaled $5,070 in 2019 and $4,945 in 2018.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 6: Other Assets
The following is a summary of other assets.

	December 31, 2019	December 31, 2018

Amortized intangible assets	$366	$975
Other real estate owned	4,851	11,916
Cash value of life insurance	61,220	59,592
Federal Home Loan Bank stock	2,585	2,501
Deferred income tax	409	5,789
Investment in MS ECD LIHTC Fund 1	1,054	1,197
Investment in Pharos Capital Partners III-A, L.P.	3,226	2,271
Investment in statutory trusts	1,238	1,238
Other	10,236	11,729
	$85,185	$97,208
As a condition to borrowing funds from the Federal Home Loan Bank of Dallas (“FHLB”), the Bank is required to purchase stock in the FHLB. No ready market exists for the stock, and it has no quoted fair value. The investment in FHLB stock can only be redeemed by the FHLB at face value.
The Bank’s investment in MS ECD LIHTC Equity Fund I, LP (“ECD LIHTC”) a limited liability partnership, is recorded using the equity method of accounting. ECD LIHTC was formed in 2010 to provide investment capital for low income communities by providing qualified housing loans in economically distressed communities. As a “Limited Partner” in ECD LIHTC, the Bank was able to provide the funds for such loans and take advantage of low income housing tax credits. The maximum amount of funds that ECD LIHTC may lend for qualifying loans is limited to the amount of the investments in ECD LIHTC.
Pharos Capital Partners III-A, L.P. (“Pharos”), a limited liability partnership, is a private investment fund organized in 2011 and granted a Small Business Investment Company (“SBIC”) license in 2013. The Bank’s investment in Pharos is recorded using the equity method of accounting. Pharos invests in middle-market, high growth companies primarily in underserved markets. As a “Limited Partner” in Pharos, the Bank is able to invest funds and receive Community Reinvestment Act credit for SBIC investments.
On June 1, 2014, the Bank acquired 100% of the limited liability company interest in Mississippi Investment Management Company, LLC and changed its name to BankPlus Wealth Management, LLC. As a result of this transaction, the Bank recognized approximately $1,687 of purchased acquired customer relationship value and $90 of capitalized costs related to non-competition agreements with the sellers. The Company evaluates the intangibles for impairment periodically. There were $515 impairment charges recorded in 2019 and zero in 2018.
Intangible assets with a determinable useful life are amortized to other operating expense over their respective useful lives. Core deposit intangibles and acquired customer relationships are amortized over 15 years and non-competition intangibles are amortized over 3 years.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 6: (Continued)
The following is a summary of amortized intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2019
Core deposit intangibles	$855	$855	$—
Acquired customer relationships	1,415	1,049	366
Non-compete agreements	90	90	—
	$2,360	$1,994	$366

December 31, 2018
Core deposit intangibles	$855	$855	$—
Acquired customer relationships	1,415	440	975
Non-compete agreements	90	90	—
	$2,360	$1,385	$975
Amortization expense of intangible assets having determinable useful lives amounted to $93 for the year ended December 31, 2019. Amortization expense of intangible assets for the year ended December 31, 2018 was $93. The future amortization schedule for the Company’s intangible assets is a s follows:

2020	$39
2021	39
2022	39
2023	39
2024	39
After 2024	171
$366

Note 7: Leases

The Company adopted FASB ASU No. 2016-02 — Leases (Topic 842) as of January 1, 2019, and recognized a $5,240 cumulative effect adjustment debit, net of tax, to retained earnings. The Company elected the package of practical expedients, which among other things, does not require reassessment of lease classification.

The Company determines at inception if a contract is or contains a lease. Operating lease assets are included in operating lease right-of-use assets, and operating lease liabilities are included in operating lease liabilities in the Company's consolidated balance sheets. The Company has made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12-month term) or immaterial equipment leases in its consolidated balance sheets. The Company recognizes the lease expense for these leases on a straight-line basis over the life of the lease. The Company has no finance leases.

Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company’s leases do not include an implicit rate, so the Company uses an estimated incremental

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 7: (Continued)

borrowing rate which is derived from information available at the lease commencement date when determining the present value of lease payments.

The Company's lease agreements do not contain any residual value guarantees. Most of the Company's operating long-term leases are real estate leases. The Company leases real estate and equipment under non-cancelable operating leases that expire at various dates through 2068. These leases generally contain renewal options for periods ranging from one to twenty-five years. Because the Company is not reasonably certain to exercise these renewal options, the optional periods are not included in determining the lease term, and associated payments under these renewal options are excluded from lease payments. The Company’s office space leases require it to make variable payments for the Company’s share of property taxes, insurance and common area costs. These variable costs are not included in the lease payments used to determine lease liability and are recognized as variable costs when incurred. Sublease income is recognized as other income when received.

Lease weighted averages:
Weighted average remaining lease term (years) - operating leases	16.27
Weighted average discount rate - operating leases	5.00%

Year Ended
December 31, 2019
Lease expense:
Operating lease expense	$5,122
Variable lease expense	419
Short-term lease expense	65
Sublease income	(35)
Total lease expense	$5,571

Maturities of operating lease liabilities were as follows:

December 31, 2019
Year 1	$4,620
Year 2	4,632
Year 3	4,551
Year 4	4,448
Year 5	4,328
Thereafter	45,070
Total lease payments	67,649
Less: Imputed interest	(24,071)
Total lease obligation	$43,578

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 7: (Continued)

Supplemental cash flow related to leases was:

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$4,950
ROU assets obtained in exchange for lease obligations:
Operating leases	$43,070
Reduction to ROU assets resulting from reductions to lease obligations:
Operating leases	$3,876

Note 8: Other Real Estate Owned
Other real estate owned activity was as follows:

	December 31, 2019	December 31, 2018

Beginning balance	$11,916	$35,724
Additions	3,366	8,236
Proceeds from sales	(10,667)	(9,427)
Write-downs	(75)	(20,526)
Net gain (loss) on sales	311	(2,091)
Balance at end of period	$4,851	$11,916

Note 9: Deposits
The following is a summary of the Company’s deposits.

	December 31, 2019	December 31, 2018
Noninterest-bearing	$637,377	$626,189
Interest bearing:
Money market, NOW and savings accounts	1,569,970	1,431,402
Certificates of deposit of $250 or more	110,291	118,391
Other certificates of deposit	274,427	277,430
Total interest bearing	1,954,688	1,827,223
Total deposits	$2,592,065	$2,453,412
Scheduled maturities of certificates of deposits are as follows:

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 9: (Continued)

December 31, 2019
2020	$264,814
2021	82,750
2022	24,226
2023	7,964
2024	4,964
After 2024	—
$384,718

Note 10: Short-term Borrowings
The following is a summary of the Company’s short-term borrowings.

	Balances Outstanding			Weighted Average Rate
	Maximum Month End	Average Daily	At Period End	During Period	At Period End
December 31, 2019:
Federal funds purchased	$—	$—	$—	—%	—
Securities sold under agreements to repurchase	—	—	—	—%	—

	$—	$—	$—

December 31, 2018:
Federal funds purchased	$1,351	$1,108	$—	2.45%	—
Securities sold under agreements to repurchase	93,454	38,980	—	0.16%	—%

	$94,805	$40,088	$—
Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U. S. Government agency securities. As of December 31, 2019, the Company had unsecured federal funds lines with available commitments totaling $143,000.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 11: Advances from Federal Home Loan Bank and Other Borrowings
The Bank has advances from the FHLB which are collateralized by a blanket lien on first mortgage and other qualifying loans. The following is a summary of these advances.

	December 31, 2019	December 31, 2018
Balance:
Single payment advances	$20,000	$20,000
Amortizing advances	1,027	1,307

	$21,027	$21,307

Range of interest rates:
Single payment advances	1.42% - 1.53%	1.42% - 1.53%
Amortizing advances	1.10% - 2.94%	1.10% - 2.94%

Range of maturities:
Single payment advances	2027	2027
Amortizing advances	2020 - 2028	2019 - 2028
The Bank may not prepay single payment advances without paying a prepayment penalty. These advances are subject to quarterly calls until maturity by the FHLB. The Company had $711,552 as of December 31, 2019 and $787,227 as of December 31, 2018 available in additional short and long-term borrowing capacity from the FHLB of Dallas.
At December 31, 2019 and 2018, the Company had the ability to draw additional borrowings of $206,837 and $193,159, respectively, from the Federal Reserve Bank of St Louis. The ability to draw borrowings is based on loan collateral pledged with principal balances of $248,803 and $235,588 as of December 31, 2019 and 2018, respectively, subject to the approval from the Board of Governors of the Federal Reserve System.
In October 2016, the Company entered into a five-year loan agreement with a correspondent bank under which the Company borrowed $35,000 in connection with the redemption of its preferred stock. The Company pledged 100% of its shares of BankPlus stock as collateral for the loan. The loan requires quarterly principal reductions of $875 and quarterly interest payments, at a 3.75% annual rate, beginning December 31, 2017. The balance outstanding on this loan was $16,625 and $20,125 as of December 31, 2019 and 2018, respectively.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 11: (Continued)
Required principal payments on FHLB advances and other borrowings are as follows.

	December 31, 2019	December 31, 2018
2020	$3,647	$3,508
2021	13,307	3,692
2022	433	13,440
2023	157	471
2024	—	203
Thereafter	20,108	20,118
	$37,652	$41,432

Note 12: Subordinated Debentures Payable to Statutory Trusts
The Company owns the outstanding common stock of business trusts that have issued preferred capital securities to third parties. These preferred capital securities have qualified as Tier I capital for the Company, subject to regulatory rules and limits. These trusts used the proceeds from the issuance of the common stock and the preferred capital securities to purchase debentures issued by the Company. These debentures are these trusts’ only assets, and quarterly interest payments on these debentures are the sole source of cash for these trusts to pay quarterly distributions on the common stock and preferred capital securities. The Company has fully and unconditionally guaranteed the trusts’ obligations with respect to the preferred capital securities.
The Company has the right to defer the payment of interest on the subordinated debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred securities are also deferred. Interest on the subordinated debentures and distributions on the trust preferred securities are cumulative.
The following is a summary of debentures payable to statutory trusts.

	Year of Maturity	Interest Rate	December 31, 2019	December 31, 2018
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	$20,619	$20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
			$41,238	$41,238
Interest rates adjust quarterly for the debentures whose rates are indexed with LIBOR.
The Company has the right to redeem the debentures prior to maturity. Upon redemption of the subordinated debentures payable to a statutory trust, the trust will also liquidate its common stock and preferred capital securities.
The subordinated debentures payable to Trust II may be redeemed by the Company beginning on June 15, 2011, without any prepayment penalty. The subordinated debentures payable to Trust III may be redeemed by the Company beginning on December 15, 2012, without any prepayment penalty.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 13: Stockholders’ Equity
In March 2019, the Company’s Board of Directors amended its Articles of Incorporation to reclassify the existing Class A Voting Common Stock and Class B Nonvoting Common Stock into a single class of $1.00 Par Value per Share Common Stock. This reclassification had no effect on share count or total stockholders’ equity.
Additionally, in March 2019, the Company’s Board of Directors authorized 10,000,000 shares of preferred stock with no par value, which may be issued from time to time and in one or more classes or series upon authorization of the Board. At December 31, 2019, there were zero shares of preferred stock issued and outstanding.
Note 14: Other Operating Income and Other Operating Expenses
Significant components of other operating income are summarized as follows.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Income from fiduciary activities	$4,709	$4,883
ATM income	4,548	4,396
Brokerage and insurance fees and commissions	3,516	3,862
Other real estate income and gains	1,028	370
Life insurance income	1,628	1,648
Community Development Financial Institutions grants	960	1,317
Other	2,417	2,580
	$18,806	$19,056
Significant components of other operating expenses are summarized as follows

	Year Ended December 31, 2019	Year Ended December 31, 2018
Advertising and marketing	$3,518	$3,617
Other real estate expenses and losses	1,250	23,373
FDIC and State insurance assessments	851	1,147
Professional fees	1,991	2,140
Security expense	1,045	1,110
Supplies	805	888
Other	10,999	9,458
	$21,874	$41,733

Note 15: Employee Benefits
The Company has an Employee Stock Ownership Plan (“ESOP”) that covers all employees of the Bank who are 21 years of age and work in a position requiring at least one thousand hours of service annually. The plan also has 401(k) provisions that allow for employee tax deferred contributions. Participants may make contributions to the ESOP in accordance with applicable regulations and the ESOP’s provisions. The Company makes a 3% “safe harbor” matching contribution, plus an additional matching contribution equal to 50% of the next 2% of an employee’s salary

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 15: (Continued)
deferral contributions in excess of 3%. Additional contributions are made to the ESOP at the discretion of the Board of Directors. Total contribution expenses related to the ESOP were $2,600 in 2019 and $2,500 in 2018.
The ESOP owned 1,434,625 and 1,486,844 shares of the Company's common stock at December 31, 2019 and 2018, respectively. The ESOP entered into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of company stock that were sold by participants in accordance with diversification provisions of the ESOP. A total of 176,786 shares were repurchased through 2011, 77,000 shares were repurchased under this program in 2012, and 27,594 shares were repurchased in 2019. These unallocated shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares that are used to repay the loan are treated as compensation expense.
The following table presents information related to the Company’s ESOP-owned shares.

	December 31, 2019	December 31, 2018
Allocated shares	1,355,699	1,410,132
Unearned shares	78,926	76,712
Total ESOP shares	1,434,625	1,486,844

Fair value of unearned shares	$4,617	$3,836
Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Comp any will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of shares of common stock held by the ESOP are deducted from permanent stockholders’ equity in the consolidated balance sheets and reflected in a line item below liabilities and above stockholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with SEC guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third-party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the consolidated statements of changes of stockholders’ equity. The fair value of shares held by the ESOP at December 31, 2019 and 2018 was $79,308 and $70,507, respectively.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 16: Income Taxes
Significant components of income tax expense (benefit) are as follows.

	December 31, 2019	December 31, 2018
Current:
Federal	$3,095	$5,050
State	768	1,196
	3,863	6,246
Deferred:
Federal	4,152	(4,773)
State	978	(1,284)
	5,130	(6,057)
	$8,993	$189
The differences between actual income tax expense and the expected amount computed using the applicable Federal rate are summarized as follows.

	December 31, 2019	December 31, 2018
Amount computed on earnings before income taxes	$9,532	$2,562
Tax effect of:
Income from tax-exempt investments, net of disallowed interest deduction	(701)	(789)
State income taxes, net of Federal tax benefit	1,380	(70)
Life insurance income	(341)	(345)
Qualified School Construction Bond credits	(854)	(854)
Low Income Housing Tax credits	(221)	(221)
Non-deductible expense	337	73
Other, net	(139)	(167)

	$8,993	$189

The components of net deferred tax assets (liabilities) are presented in the table below. With limited exception, the Company is no longer subject to income tax examinations by tax authorities for years before 2016.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 16: (Continued)

	December 31, 2019	December 31, 2018
Deferred tax assets:
Allowance for loan losses	$5,481	$6,421
Other real estate	1,488	5,970
Amortization of intangibles	187	67
Restricted stock	131	—
Unrealized loss on securities available for sale	—	156
Accrued expenses	443	178
Total deferred tax assets	7,730	12,792

Deferred tax liabilities:
Depreciation of premises and equipment	(5,918)	(5,878)
Federal Home Loan Bank stock dividends	(85)	(66)
Investment securities	(56)	(54)
Partnership income	(70)	(82)
Prepaid expenses	(1,079)	(904)
Unrealized gain on securities available for sale	(94)	—
Other	(19)	(19)
Total deferred tax liabilities	(7,321)	(7,003)

Net deferred tax assets (liabilities)	$409	$5,789

The net deferred tax assets of $409 and $5,789 at December 31, 2019 and 2018, respectively, are included in other assets on the consolidated balance sheets.
Note 17: Commitments and Contingencies
Litigation
The Company and Bank, in the normal course of business, are defendants in certain legal claims. Management believes that the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position.
Credit Related Financial Instruments
The Bank makes commitments to extend credit and issue standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers. These instruments involve, to varying degree, elements of credit and interest rate risk.
Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions and generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. When making these commitments, the Bank applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the assessed credit worthiness of the borrower.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 17: (Continued)
Standby and commercial letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. When issuing letters of credit, the Bank applies the same credit policies and standards as it does in the normal lending process. Collateral is obtained based upon the Bank's assessment of a customer's credit worthiness.
The Bank's maximum credit exposure in the event of non-performance for loan commitments and standby and commercial letters of credit is represented by the contract amount of the instruments. The following is a summary of these instruments.

	December 31, 2019	December 31, 2018
Loan commitments to extend credit	$476,936	$465,075
Standby letters of credit	4,853	4,047
The Bank makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $17,534 and $15,079 at December 31, 2019 and 2018, respectively. These commitments are accounted for as derivatives and marked to fair value through income. The Bank also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. These forward sales agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through income. The Bank had $39,125 and $25,636 in locked forward sales agreements in place at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, derivatives with a positive fair value of $40 and $78, respectively, were included in other assets and derivatives with a negative fair value of $73 and $150, respectively, were included in other liabilities.
Note 18: Regulatory Matters
Federal banking regulations require that the Bank maintain certain cash reserves based on a percent of deposits. This requirement was $16,875 and $10,088 at December 31, 2019 and 2018, respectively.
The Company (on a consolidated basis) and Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Basel III Capital Rules (“Basel III”) became effective for the Company and Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk based capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The capital conservation buffer, which was 2.500% and 1.875% at and December 31, 2019 and 2018, respectively, is included in the minimum capital requirements relative to risk-weighted assets in the following table. Management believes as of December 31, 2019, the Company and Bank meet all capital adequacy requirements to which they are subject.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 18: (Continued)
As of December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a financial institution must maintain certain ratios of Common Equity Tier I (“CET1”) capital, Tier 1 capital and Total capital to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets. There are no conditions or events since that notification that management believes have changed the Bank's category.
The Company’s and the Bank’s CET1 capital includes total common equity reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. In connection with the adoption of Basel III, the Company elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1 capital.
Tier I capital includes CET1 capital and additional Tier I capital. For the Company, additional Tier I capital at December 31, 2019 and 2018 included $40,000 of trust preferred securities issued by the Trusts (net of investment in the Trusts). The Bank did not have any additional Tier I capital beyond CET1 as of December 31, 2019 and 2018.
Total capital includes Tier I capital and Tier II capital. Tier II capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III.
The following table presents actual and required capital ratios for the Company and the Bank under the Basel III rules.

	Actual		Minimum requirement Phase-In Schedule		Required to be Well Capitalized

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2019:
Company:
CET1 Capital to Risk-Weighted Assets	$248,247	10.86%	$160,002	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	288,247	12.61%	194,288	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	309,747	13.55%	240,003	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	288,247	9.74%	118,373	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$284,513	12.49%	$159,469	7.00%	$148,078	6.50%
Tier 1 Capital to Risk-Weighted Assets	284,513	12.49%	193,641	8.50%	182,250	8.00%
Total Capital to Risk-Weighted Assets	306,013	13.43%	239,203	10.50%	227,813	10.00%
Tier 1 Capital to Average Assets	284,513	9.63%	118,134	4.00%	147,668	5.00%

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 18: (Continued)

December 31, 2018:
Company:
CET1 Capital to Risk-Weighted Assets	$226,942	9.80%	$147,650	6.38%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	266,942	11.53%	182,391	7.88%	n/a	n/a
Total Capital to Risk-Weighted Assets	291,442	12.58%	228,712	9.88%	n/a	n/a
Tier 1 Capital to Average Assets	266,942	9.88%	10,807	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$262,579	11.37%	$147,234	6.38%	$144,933	6.50%
Tier 1 Capital to Risk-Weighted Assets	262,579	11.37%	181,877	7.88%	17,838	8.00%
Total Capital to Risk-Weighted Assets	287,079	12.43%	228,068	9.88%	222,974	10.00%
Tier 1 Capital to Average Assets	262,579	9.79%	107,332	4.00%	134,277	5.00%

The ability of the Company to pay future dividends, pay its expenses and retire its debt is dependent upon future income tax benefits and dividends paid to the Company by the Bank. The Bank is subject to dividend restrictions as imposed by Federal and state regulatory authorities. These restrictions are not anticipated to have a material effect on the ability of the Bank to pay dividends to the Company.
Note 19: Fair Value
Financial Instruments Measured at Fair Value
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Valuations within these levels are based upon:
Level 1
Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access as of the measurement date
Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3
Unobservable inputs that are significant to the fair value of the assets or liabilities that reflect a company’s own assumptions about the assumptions that market participants would use in pricing assets or liabilities
Management monitors the availability of observable market data to assess the appropriate classification of assets and liabilities within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers of financial instruments between fair value levels during the years ended December 31, 2019 and 2018.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 19: (Continued)
The Company used the following methods and significant assumptions to estimate fair value.
Securities - The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. The Company’s treasury department and Chief Risk Officer review the fair values.
Impaired loans - Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment on a nonrecurring basis. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s effective interest rate or the fair value of the collateral net of selling costs if the loan is collateral dependent. Impaired loans are primarily collateral dependent loans and are assessed using a fair value approach. Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised. Appraisals are based on certain assumptions, which may include construction or development status and the highest and best use of the property. The appraisals are reviewed by the Bank’s Appraisal Review Department to ensure they are acceptable. Impaired loans are classified within Level 3 of the fair value hierarchy. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.
Other Real Estate Owned - Other real estate owned is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated cost to sell. Fair value estimates begin with obtaining a current appraisal of the collateral value. Subsequent to foreclosure, valuations are performed periodically by the Company’s appraisal department and any subsequent reduction in value is recognized by a charge to income.
Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified appraisers whose qualifications and licenses have been reviewed by the Company. These appraisals are reviewed by a member of the Appraisal Department to ensure they are acceptable. Appraised values are adjusted down for costs associated with asset disposal. The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral impaired loans and other real estate are primarily based on appraisals, observable market conditions, and other factors which may affect collectability. The appraisals use marketability and comparability discounts, which generally range from 5% to 15%. Assessment of the significance of a specific input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset. It is reasonably possible that a change in the estimated fair value for assets measured using Level 3 inputs could occur in the future.
Assets and liabilities measured at fair value on a recurring basis, are summarized below:

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 19: (Continued)

	Fair Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
December 31, 2019
U.S. Government agencies	$18,102	$—	$18,102	$—
Residential mortgage-backed securities	175,879	—	175,879	—
Commercial mortgage-backed securities	3,010	—	3,010	—
Corporate investments	4,082	—	4,082	—
Total securities available for sale	$201,073	$—	$201,073	$—

December 31, 2018
U.S. Government agencies	$81,277	$—	$81,277	$—
Residential mortgage-backed securities	3,593	—	3,593	—
Commercial mortgage-backed securities	319	—	319	—
Corporate investments	4,106	—	4,106	—
Total securities available for sale	$89,295	$—	$89,295	$—
There were no transfers between Level 1, 2 or 3 during the periods shown above.
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses:
December 31, 2019	$27,711	$—	$—	$27,711
December 31, 2018	$15,044	$—	$—	$15,044

Other real estate:
December 31, 2019	$4,851	$—	$—	$4,851
December 31, 2018	$11,916	$—	$—	$11,916
There were no transfers between Level 1, 2 or 3 during the periods shown above.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 19: (Continued)
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
	Carrying Value	Valuation Methods	Unobservable Inputs	Range

December 31, 2019
Impaired loans, net of specific allowance	$27,711	Third-party appraisals	Selling costs	5% - 10%
		Internal evaluations of real estate, accounts receivable and inventory	Discount of book value	15% - 50%

Other real estate	$4,851	Third-party and in-house appraisals	Selling costs	5% - 10%

December 31, 2018
Impaired loans, net of specific allowance	$15,044	Third-party appraisals	Selling costs	5% - 10%
		Internal evaluations of real estate, accounts receivable and inventory	Discount of book value	15% - 50%

Other real estate	$11,916	Third-party and in-house appraisals	Selling costs	5% - 10%
Fair Value of Financial Instruments
Generally accepted accounting principles require disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, that are not measured and reported at fair value on a recurring or non-recurring basis. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions significantly affect the estimates and, as such, the derived fair value may not be indicative of the value negotiated in an actual sale and may not be comparable to that reported by other financial institutions. In addition, the fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 19: (Continued)
The following table presents estimated fair values of the Company’s financial instruments not previously disclosed:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$312,972	$312,972	$145,197	$145,197
Level 2 inputs:
Securities held to maturity	177,854	179,225	292,601	291,226
Federal Home Loan Bank stock	2,585	2,585	2,501	2,501
Accrued interest receivable	11,509	11,509	11,924	11,924
Level 3 inputs:
Loans held for sale	16,092	16,092	8,906	8,906
Loans, net	2,057,497	2,050,169	2,050,221	2,030,852

Financial liabilities:
Level 2 inputs:
Deposits	2,592,065	2,593,910	2,453,412	2,454,417
Advances from FHLB and other borrowings	37,652	37,298	41,432	40,380
Subordinated debentures	41,238	41,238	41,238	41,238
Accrued interest payable	1,083	1,083	1,035	1,035

Note 20: Related Party Transactions
In the ordinary course of business, the Bank makes loans to its (and to the Company's) executive officers and directors and to companies in which these officers and directors are principal owners. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.
The following is a summary of loans made to such borrowers.

	December 31, 2019	December 31, 2018
Beginning balance	$16,886	$21,806
Advances	6,145	7,642
Payments	(5,227)	(12,562)
Ending balance	$17,804	$16,886
The Bank had commitments to extend credit to these related parties amounting to $1,288 and $2,914 at December 31, 2019 and 2018, respectively.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 20: (Continued)
In addition, one of the Company’s directors serves as Chairman of the Board for an entity that provides insurance services to the Company. For the years ended December 31, 2019 and 2018, the Company paid $1,183 and $1,152, respectively, for these policies.
Note 21: Stock Based Compensation
Under the Company’s long-term incentive program, officers and directors are eligible to receive equity-based awards under the 2019 Long-Term Incentive Plan (“LTIP”). During the year ended December 31, 2019, restricted stock awards (“RSA”) were granted for 61,880 shares of common stock. RSAs granted under the LTIP generally vest over one to five years. Nonvested restricted stock awards are included in the Company’s common stock outstanding. Compensation expense for RSAs granted under the LTIP is recognized over the vesting period of the awards based on the fair value of the stock at the grant date, with forfeitures recognized as they occur.
Stock based compensation that has been charged against income was $738 and $193 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $3,068 of total unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.9 years.
A summary of our equity-based award activity and related information for our RSAs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2018	—	—
Granted	12,693	$53.00
Vested	—	—
Forfeited	—	—
December 31, 2018	12,693	53.00
Granted	61,880	53.75
Vested	(5,480)	53.00
Forfeited	—	—
December 31, 2019	69,093	$53.67

Note 22: Summarized Financial Information of BancPlus Corporation
Summarized financial information of BancPlus Corporation (parent company only) is as follows.
Balance Sheets

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 22: (Continued)

	December 31, 2019	December 31, 2018
Assets
Cash	$14,028	$11,618
Investment in banking subsidiary	287,777	265,699
Due from Oakhurst Development, Inc.	31,898	34,185
Equity in undistributed loss of Oakhurst Development, Inc.	(26,253)	(22,133)
Investment in statutory trusts	1,238	1,238
Other assets	919	1,781
	$309,607	$292,388
Liabilities and Stockholders' Equity
Liabilities:
Subordinated debentures payable to statutory trusts	$41,238	$41,238
Accrued interest payable	88	106
Deferred income taxes	—	1
Note payable	16,625	20,125
Other liabilities	145	856
Total liabilities	58,096	62,326
Redeemable common stock owned by ESOP	79,308	70,507
Stockholders' equity, net of ESOP owned shares	172,203	159,555
	$309,607	$292,388
Statements of Income

	Year Ended December 31, 2019	Year Ended December 31, 2018
Income:
Dividends from banking subsidiary	$18,000	$16,200
Equity in undistributed income of banking subsidiary	22,078	4,188
Equity in undistributed loss of Oakhurst Development, Inc.	(265)	(5,852)
Other income	48	44
Total income	39,861	14,580

Expenses:
Interest expense	719	850
Other expenses	3,461	2,021
Total expenses	4,180	2,871

Income before income taxes	35,681	11,709
Income tax benefit	719	704
Net Income	$36,400	$12,413
Statements of Comprehensive Income

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 22: (Continued)

	Year Ended December 31, 2019	Year Ended December 31, 2018

Net income	$36,400	$12,413

Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale	1,003	171
Reclassification adjustment-legislative rate change	—	(99)
Tax effect	(250)	(43)
Total other comprehensive income, net of tax	753	29
Comprehensive income	$37,153	$12,442

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 22: (Continued)
Statements of Cash Flows

	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows from operating activities:
Net income	$36,400	$12,413
Adjustments to reconcile net income to net cash from operating activities:
Common stock released by ESOP	985	986
Stock based compensation expense	105	193
Equity in undistributed income of banking subsidiary	(22,078)	(4,188)
Equity in undistributed loss of Oakhurst Development, Inc.	265	5,852
Other, net	108	(797)
Net cash from operating activities	15,785	14,459

Cash flows from investing activities:
Investment in Oakhurst Development, Inc.	2,312	3,017
Net cash from investing activities	2,312	3,017

Cash flows from financing activities:
Payments on other borrowings	(3,500)	(3,500)
Common stock acquired by ESOP	(2,499)	—
Shares withheld to pay taxes on restricted stock vesting	(46)	—
Cash dividends paid on common stock	(9,642)	(9,020)
Net cash used in financing activities	(15,687)	(12,520)

Net change in cash and cash equivalents	2,410	4,956

Cash at beginning of year	11,618	6,662

Cash at end of year	$14,028	$11,618

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 23: Summary of Quarterly Financial Statements (Unaudited)
The following table presents selected unaudited data from the Company's consolidated quarterly statements of income:

	Interest Income	Net Interest Income	Net Income	Earnings Per Share
				Basic	Diluted
2019
First Quarter	$30,464	$25,537	$9,737	$1.29	$1.28
Second Quarter	31,121	25,630	9,201	1.22	1.21
Third Quarter	31,400	25,876	8,777	1.17	1.15
Fourth Quarter	31,424	26,267	8,685	1.15	1.14

	Interest Income	Net Interest Income	Net Income	Earnings Per Share
				Basic	Diluted
2018
First Quarter	$26,171	$23,473	$7,195	$0.97	$0.95
Second Quarter	27,193	24,236	8,184	1.09	1.08
Third Quarter	28,541	25,237	9,331	1.24	1.23
Fourth Quarter	29,346	25,763	(12,297)	(1.64)	(1.62)

Note 24: Merger
On September 18, 2019, the Company entered into an Agreement and Plan of Share Exchange and Merger (the “Merger Agreement”) with State Capital Corporation (“SCC”), the holding company of State Bank & Trust Company (“State Bank”). Pursuant to the terms of the Merger Agreement, SCC will be merged with and into the Company, with the Company surviving the merger, and State Bank will be merged with and into the Bank, with the Bank surviving the merger. The transactions contemplated by the Merger Agreement are expected to be completed during 2020 and are contingent on customary conditions, including regulatory approval and the approval of the shareholders of SCC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BANCPLUS CORPORATION AND SUBSIDIARIES

March 17, 2020	By:	/s/ William A. Ray
William A. Ray
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint William A. Ray and M. Ann Southerland, and each one of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature	Title	Date
/s/ William A. Ray	President, Chief Executive Officer, and Director	March 17, 2020
William A. Ray	(Principal Executive Officer)

/s/ M. Ann Southerland	Executive Vice President and Chief Financial Officer	March 17, 2020
M. Ann Southerland	(Principal Financial Officer)

/s/ Karlen Turbeville	Senior Vice President and Controller	March 17, 2020
Karlen Turbeville	(Principal Accounting Officer)

/s/ Max S. Yates	Senior Executive Vice President, Chief Risk Officer, and Director	March 17, 2020
Max S. Yates

/s/ Kennith W. Helton	Director	March 17, 2020
Kennith W. Helton

/s/ Randall E. Howard	Director	March 17, 2020
Randall E. Howard

/s/ B. Bryan Jones III	Director	March 17, 2020
B. Bryan Jones III

/s/ R. Eason Leake	Director	March 17, 2020
R. Eason Leake

/s/ Carl R. Montgomery	Director	March 17, 2020
Carl R. Montgomery

/s/ R. Hal Parker	Director	March 17, 2020
R. Hal Parker

/s/ John F. Phillips III	Director	March 17, 2020
John F. Phillips III

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.