Form 10-Q
period 2020-03-31
BANCPLUS CORP
filed 2020-05-11
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to __________
Commission file number 333-236022

BANCPLUS CORPORATION
(Exact name of registrant as specified in its charter)

Mississippi	64-0655312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1068 Highland Colony Parkway
Ridgeland, Mississippi 39157
(601) 898-8300
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of May 7, 2020: 10,109,012

BANCPLUS CORPORATION
FORM 10-Q
MARCH 31, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995 about BancPlus Corporation (“BancPlus,” the “Company,” “we,” “us” or “our”). Such statements include, without limitation, references to the Company's predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects, and management's outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations, and are subject to risks and uncertainties. These statements are often, but not always, preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “seek,” “plan,” “can,” “should,” “could,” “would,” “will,” “to be,” “predict,” “potential,” “may,” “likely,” “will likely result,” “target,” “project” and “outlook” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, based on certain assumptions and beliefs of the Company’s management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are or will be important risk factors that could cause actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•the effects of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition and results of operations and on our customers, our employees, our third-party service providers and the economy;
•our ability to adequately measure and limit our credit risk;
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
•additional loan losses and impairment of the collectability of loans, particularly as a result of the policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, including its automatic loan forbearance provisions;
•our ability to successfully integrate State Capital Corp. and State Bank & Trust Company into our business;
•our ability to prudently manage our growth and execute our strategy;
•the composition of our management team and our ability to attract and retain key personnel;
•changes in management personnel;
•geographic concentration of our business within Mississippi and neighboring markets;
•our ability to attract and retain customers;
•increased competition in the financial services industry, particularly from regional and national institutions;
•further government restrictions on overdraft programs;
•failure of our risk management framework;
•systems failures, unauthorized access, cyber-crime and other threats to data security or interruptions involving our information technology and telecommunications systems or third-party servicers, particularly in light of widespread remote work arrangements due to the COVID-19 pandemic;

•difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which we operate and in which our loans are concentrated, including declines in housing markets, an increase in unemployment levels and slowdowns in economic growth, including as a result of the COVID-19 pandemic;
•our ability to maintain our historical rate of growth;
•our ability to manage the risks associated with our growth and expansion through de novo branching;
•our ability to identify potential candidates for, consummate, and achieve synergies resulting from, potential future acquisitions;
•deterioration of our asset quality;
•changes in the value of collateral securing our loans;
•changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
•further government intervention in the U.S. financial system, particularly in response to the COVID-19 pandemic;
•compliance with governmental and regulatory requirements, including relating to banking, consumer protection, securities and tax matters;
•operational risks associated with our business;
•volatility and direction of market interest rates, including as a result of the COVID-19 pandemic;
•our ability to maintain important deposit customer relationships, our reputation or otherwise avoid liquidity risks;
•the obligations associated with being a public reporting company;
•the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;
•natural disasters and adverse weather, public health crises, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
BancPlus Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets:
Cash and due from banks	$71,459	$45,475
Interest bearing deposits with banks	221,026	267,497
Federal funds sold	55,129	—
Total cash and cash equivalents	347,614	312,972
Securities available for sale	274,323	201,073
Securities held to maturity - fair value: $107,069 - 2020; $179,225 - 2019	106,767	177,854
Loans held for sale	16,312	16,092

Loans	2,094,112	2,078,997
Less: Allowance for loan losses	21,170	21,500
Net loans	2,072,942	2,057,497

Premises and equipment	74,645	75,072
Operating lease right-of-use assets	38,413	39,194
Accrued interest receivable	12,125	11,509
Goodwill	2,616	2,616
Other assets	87,055	85,185
	$3,032,812	$2,979,064

Liabilities:
Deposits	$2,639,004	$2,592,065
Advances from Federal Home Loan Bank and other borrowings	36,709	37,652
Subordinated debentures payable to statutory trusts	41,238	41,238
Operating lease liabilities	42,939	43,578
Accrued interest payable	1,068	1,083
Other liabilities	10,022	11,937
Total liabilities	2,770,980	2,727,553

Redeemable common stock owned by the ESOP	79,730	79,308
Shareholders' equity:
Common Stock, par value $1.00 per share.
40,000,000 authorized at March 31, 2020 and December 31, 2019; 7,655,185 and 7,652,957 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	7,655	7,653
Unearned Employee Stock Ownership Plan compensation	(4,184)	(4,476)
Additional paid-in capital	1,182	811
Retained earnings	252,264	247,241
Accumulated other comprehensive income, net	4,915	282
	261,832	251,511
Less: Redeemable common stock owned by the ESOP	(79,730)	(79,308)
Total shareholders' equity	182,102	172,203
	$3,032,812	$2,979,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Interest income:
Interest and fees on loans	$26,907	$27,478
Taxable securities	1,330	1,257
Tax-exempt securities	763	948
Interest bearing bank balances and other	1,112	781
Total interest income	30,112	30,464

Interest expense:
Deposits	4,252	4,226
Short-term borrowings	2	—
Advances from Federal Home Loan Bank	80	81
Other borrowings	483	621
Total interest expense	4,817	4,928

Net interest income	25,295	25,536
Provision for loan losses	185	288
Net interest income after provision for loan losses	25,110	25,248

Other operating income:
Service charges on deposit accounts	6,530	6,614
Mortgage origination income	1,259	747
Debit card interchange	1,447	1,575
Securities gains, net	37	—
Other income	4,927	4,482
Total other operating income	14,200	13,418

Other operating expenses:
Salaries and employee benefits	17,615	15,947
Net occupancy expenses	2,863	2,738
Furniture, equipment and data processing expenses	4,231	3,434
Other expenses	5,052	4,669
Total other operating expenses	29,761	26,788

Income before income taxes	9,549	11,878
Income tax expense	1,873	2,141
Net income	$7,676	$9,737

Earnings per common share - basic	$1.01	$1.29
Earnings per common share - diluted	$1.00	$1.28
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Net income	$7,676	$9,737
Other comprehensive income, net of tax:
Change in unrealized gains on securities available for sale	6,169	411
Tax effect	(1,536)	(102)
Total other comprehensive income, net of tax	4,633	309
Comprehensive income	$12,309	$10,046
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

			Class A		Class B		Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Common Stock		Common Stock		Common Stock				Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount

January 1, 2019	—	$—	7,476,989	$7,477	115,005	$115	$(2,962)	$180	$225,723	$(471)	$(70,507)	$159,555

Net income	—	—	—	—	—	—	—	—	9,737	—	—	9,737
Impact of adoption of ASU 2016-02 related to leases	—	—	—	—	—	—	—	—	(5,240)	—	—	(5,240)
Conversion of Class A and B Common Stock to Common Stock	7,591,994	7,592	(7,476,989)	(7,477)	(115,005)	(115)	—	—	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	309	—	309
Issuance of restricted stock	25,981	26	—	—	—	—	—	(26)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(917)	(1)	—	—	—	—	—	(45)	—	—	—	(46)
Stock based compensation	—	—	—	—	—	—	—	98	—	—	—	98
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	—	—	(5,629)	(5,629)
Common stock released by ESOP	—	—	—	—	—	—	246	—	—	—	—	246
Dividends declared ($0.32 per share)	—	—	—	—	—	—	—	—	(2,405)	—	—	(2,405)

March 31, 2019	7,617,058	$7,617	—	$—	—	$—	$(2,716)	$207	$227,815	$(162)	$(76,136)	$156,625

January 1, 2020	7,652,957	$7,653	—	$—	—	$—	$(4,476)	$811	$247,241	$282	$(79,308)	$172,203

Net income	—	—	—	—	—	—	—	—	7,676	—	—	7,676
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	4,633	—	4,633
Issuance of restricted stock	2,500	2	—	—	—	—	—	(2)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(272)	—	—	—	—	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	—	—	—	—	383	—	—	—	383
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	—	—	(422)	(422)
Common stock released by ESOP	—	—	—	—	—	—	292	—	—	—	—	292
Dividends declared ($0.35 per share)	—	—	—	—	—	—	—	—	(2,653)	—	—	(2,653)

March 31, 2020	7,655,185	$7,655	—	$—	—	$—	$(4,184)	$1,182	$252,264	$4,915	$(79,730)	$182,102
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash flows from operating activities:
Net income per condensed consolidated statements of income	$7,676	$9,737
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	185	288
Depreciation and amortization	1,303	1,349
Net (gain) loss on sales of premises and equipment	(4)	9
Net (gain) loss on sales of other real estate owned	(121)	241
Write-downs of other real estate	80	—
Deferred income tax (benefit) expense	(1,126)	3,138
Federal Home Loan Bank stock dividends	(14)	(33)
Common stock released by ESOP	292	246
Stock based compensation expense	383	98
Origination of loans held for sale	(59,354)	(32,780)
Proceeds from loans held for sale	59,134	34,280
Earnings on bank-owned life insurance	(395)	(406)
Net change in:
Accrued interest receivable and other assets	(1,639)	(1,999)
Accrued interest payable and other liabilities	(1,706)	(3,178)
Net cash from operating activities	4,694	10,990

Cash flows from investing activities:
Purchases of securities available for sale	(44,603)	(23,354)
Maturities and calls of securities available for sale	45,976	10,087
Purchases of securities held to maturity	—	(12,815)
Maturities, prepayments and calls of securities held to maturity	2,130	33,281
Net increase in loans	(16,761)	(27,536)
Purchases of premises and equipment	(912)	(2,113)
Proceeds from sales of premises and equipment	30	—
Proceeds from sales of other real estate owned	832	6,748
Investment in unconsolidated entities, net	(77)	(28)
Net cash used in investing activities	(13,385)	(15,730)

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$29,452	$25,096
Money market, NOW and savings deposits	15,389	119,504
Certificates of deposit	2,098	(13,646)
Payments on long-term FHLB advances	(68)	(72)
Payments on other borrowings	(875)	(875)
Cash dividends paid on common stock	(2,653)	(2,405)
Shares withheld to pay taxes on restricted stock vesting	(10)	(46)
Net cash from financing activities	43,333	127,556

Net change in cash and cash equivalents	34,642	122,816

Cash and cash equivalents at beginning of period	312,972	145,197

Cash and cash equivalents at end of period	$347,614	$268,013

Supplemental cash flow information:
Interest paid	$4,832	$5,053
Acquisition of real estate in non-cash foreclosures	1,131	874

The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation
BancPlus Corporation (the “Company”) is a bank holding company headquartered in Ridgeland, Mississippi operating in one reportable segment, financial services operations. BankPlus (the “Bank”), the principal operating subsidiary and sole banking subsidiary of the Company, is a commercial bank primarily engaged in the business of commercial and consumer banking. In addition to general and consumer banking, other products and services offered though the Bank’s subsidiaries include certain insurance and annuity services, asset and investment management, financial planning and wellness related services.
The unaudited interim condensed consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest. They have been derived from the audited consolidated financial statements for the fiscal year ended December 31, 2019; however, certain notes and information have been omitted from the interim periods. Therefore, these unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The accounting and financial reporting polices followed by the Company conform, in all material respects, to the accounting principles generally accepted in the United States and to general practices within the financial services industry. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Particularly given the effects of the COVID-19 pandemic, the allowance for loan losses, provision for loan losses and the fair value of financial instruments and the status of contingencies are particularly subject to change. Material estimates that are subject to significant change in the near term are the allowance for loan losses, provision for loan losses, valuation of other real estate owned and fair values of financial instruments. Actual results could differ from these estimates.
Recently Adopted Accounting Standards
Accounting Standards Update 2019-04 (“ASU 2019-04”), “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” In April 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-04 clarifies that the reclassification of a debt security from held-to-maturity (“HTM”) to available-for-sale (“AFS”) under the transition guidance in Accounting Standards Update 2017-12, “Targeted Improvements to Accounting for Hedging Activities” would not (1) call into question the classification of other HTM securities, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security. As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities. The Company did not reclassify any securities from HTM to AFS upon adoption of ASU 2017-12. ASU 2019-04 became effective as of the beginning of the first annual period after its issuance, which for the Company was January 1, 2020. See Note 3 Investment Securities for more information regarding the impact of the transfer of certain HTM debt securities to AFS.
Recently Issued But Not Yet Effective Accounting Standards
Accounting Standards Update 2016-13 (“ASU 2016-13”), “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 was originally effective for the Company for annual and interim periods beginning on January 1, 2021. Subsequently, FASB approved a deferral of the effective date. ASU 2016-13 will now be effective for the Company for annual and interim periods beginning on January 1, 2023. The Company has formed a cross functional team that is assessing data and system needs and evaluating the impact of adopting the new guidance. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the Company adopts the new

BancPlus Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
standard, but has not yet determined the magnitude of any such one-time adjustments or the overall impact on the Company’s consolidated financial statements.
Accounting Standards Update 2020-04 (“ASU 2020-04”), “Reference Rate Reform - Topic 848.” In March 2020, the FASB issued ASU 2020-04 which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications, hedge accounting, and other transactions affected that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The company is still evaluating the impact of ASU 2020-04, but does not expect it to have a material impact on the Company’s consolidated financial statements.
Note 2: Earnings Per Share
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

(In thousands except per share data)	March 31, 2020	March 31, 2019
Net income	$7,676	$9,737

Weighted average common shares outstanding	7,576	7,519
Diluted effect of unallocated stock	79	76
Diluted common shares	7,655	7,595

Basic earnings per common share	$1.01	$1.29
Diluted earnings per common share	$1.00	$1.28

Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2020:
U.S. Government agency obligations	$5,000	$188	$—	$5,188
Residential mortgage-backed securities	202,315	5,511	23	207,803
Commercial mortgage-backed securities	11,321	77	—	11,398
Corporate investments	4,000	—	15	3,985
State and political subdivisions	45,142	968	161	45,949
Total available for sale	$267,778	$6,744	$199	$274,323

December 31, 2019:
U.S. Government agency obligations	$17,999	$104	$1	$18,102
Residential mortgage-backed securities	175,696	693	510	175,879
Commercial mortgage-backed securities	3,002	8	—	3,010
Corporate investments	4,000	82	—	4,082
Total available for sale	$200,697	$887	$511	$201,073

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2020:
States and political subdivisions	$106,767	$315	$13	$107,069
Total held to maturity	$106,767	$315	$13	$107,069

December 31, 2019:
U.S. Government agency obligations	$5,000	$3	$—	$5,003
Residential mortgage-backed securities	1,071	41	—	1,112
States and political subdivisions	171,783	1,339	12	173,110
Total held to maturity	$177,854	$1,383	$12	$179,225
All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies.
In the first quarter of 2020, the Company elected to reclassify certain prepayable debt securities from held to maturity to available for sale. Prepayable debt securities with a carrying value of $66.5 million were transferred from held-to-maturity to available for sale. The reclassified securities primarily consisted of states and political subdivisions.
Provided below is a summary of investment securities that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
March 31, 2020:
Available for sale:
Residential mortgage-backed securities	$2,449	$23	$—	$—	2,449	$23
Corporate investments	3,985	15	—	—	3,985	15
States and political subdivisions	3,955	161	—	—	3,955	161
	$10,389	$199	$—	$—	10,389	$199

Held to maturity:
States and political subdivisions	$4,444	$13	$—	$—	$4,444	$13

December 31, 2019:
Available for sale:
U. S. Government agency obligations	$—	$—	$4,999	$1	4,999	$1
Residential mortgage-backed securities	92,323	466	2,240	44	94,563	$510
	$92,323	$466	$7,239	$45	99,562	$511
Held to maturity:
States and political subdivisions	$2,656	$8	$2,766	$4	$5,422	$12
The number of debt securities in an unrealized loss position decreased from 36 at December 31, 2019 to 17 at March 31, 2020. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2020.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
March 31, 2020:
One year or less	$3,739	$3,762	$15,048	$15,063
After one through five years	19,566	19,838	47,264	47,334
After five through ten years	38,016	38,831	40,910	41,127
After ten years	206,457	211,892	3,545	3,545
	$267,778	$274,323	$106,767	$107,069

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
March 31, 2020	$242,676	$248,826	$58,694	$58,988

December 31, 2019	$124,854	$125,103	$123,978	$125,241

Note 4: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	March 31, 2020	December 31, 2019
Secured by real estate:
Residential properties	$549,410	$555,413
Construction and land development	234,793	230,931
Farmland	158,344	162,991
Other commercial	686,657	664,145
Total real estate	1,629,204	1,613,480
Commercial and industrial loans	332,216	333,834
Agricultural production and other loans to farmers	73,146	70,145
Consumer and other loans	59,546	61,538
Total loans before allowance for loan losses	$2,094,112	$2,078,997
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
Farm loans are generally made for the purpose of acquiring land devoted to crop production or livestock, the propagation of timber or the operation of a similar type business on the secured property. Sources of repayment for these loans generally include income generated from operations of a business on the property, rental income, or sales of timber. Repayment may be impacted by changes in economic conditions which affect underlying collateral values.
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

The following table presents the recorded investment in nonaccrual loans, segregated by class.

(In thousands)	March 31, 2020	December 31, 2019
Secured by real estate:
Residential properties	$2,292	$2,419
Construction and land development	390	390
Farmland	—	—
Other commercial	8,193	9,034
Total real estate	10,875	11,843
Commercial and industrial loans	41	67
Agricultural production and other loans to farmers	62	62
Consumer and other loans	184	187
Total nonaccrual loans	$11,162	$12,159
An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
March 31, 2020
Secured by real estate:
Residential properties	$7,810	$1,887	$9,697	$539,713	$549,410	$1,479
Construction and land development	559	2,028	2,587	232,206	234,793	1,638
Farmland	357	295	652	157,692	158,344	295
Other commercial	4,214	411	4,625	682,032	686,657	334
Total real estate	12,940	4,621	17,561	1,611,643	1,629,204	3,746
Commercial and industrial loans	533	140	673	331,543	332,216	139
Agricultural production and other loans to farmers	265	15	280	72,866	73,146	15
Consumer loans	688	34	722	58,824	59,546	34
Total	$14,426	$4,810	$19,236	$2,074,876	$2,094,112	$3,934

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
December 31, 2019
Secured by real estate:
Residential properties	$6,262	$2,610	$8,872	$546,541	$555,413	$1,745
Construction and land development	688	—	688	230,243	230,931	—
Farmland	253	149	402	162,589	162,991	149
Other commercial	1,227	724	1,951	662,194	664,145	418
Total real estate	8,430	3,483	11,913	1,601,567	1,613,480	2,312
Commercial and industrial loans	375	255	630	333,204	333,834	235
Agricultural production and other loans to farmers	400	20	420	69,725	70,145	20
Consumer loans	795	51	846	60,692	61,538	51
Total	$10,000	$3,809	$13,809	$2,065,188	$2,078,997	$2,618

Impaired Loans - Impaired loans include nonperforming loans, loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties, and certain other loans identified by management. Certain other loans identified by management consist of performing loans with specific allocations of the allowance for loan loss. Impaired loans or portions thereof, are charged-off when deemed uncollectible. The principal, recorded balance, and related allowance on impaired loans while classified as impaired at March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$4,701	$3,650	$—
Construction and land development	3,919	2,009	—
Farmland	10,619	10,563	—
Other commercial	2,798	1,249	—
Total real estate	22,037	17,471	—
Commercial and industrial	356	41	—
Agricultural production and other loans to farmers	75	62	—
Consumer and other loans	211	183	—
Total	$22,679	$17,757	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$1,123	$1,123	$14
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	9,653	9,475	3,332
Total real estate	10,776	10,598	3,346
Commercial and industrial	423	423	34
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	$11,199	$11,021	$3,380
Total impaired loans	$33,878	$28,778	$3,380

	December 31, 2019
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$4,789	$3,789	$—
Construction and land development	3,919	2,009	—
Farmland	10,993	10,937	—
Other commercial	3,893	2,400	—
Total real estate	23,594	19,135	—
Commercial and industrial	384	67	—
Agricultural production and other loans to farmers	75	62	—
Consumer and other loans	211	187	—
Total	$24,264	$19,451	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$1,127	$1,127	$11
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	10,114	10,076	3,325
Total real estate	11,241	11,203	3,336
Commercial and industrial	427	427	34
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	11,668	11,630	3,370
Total impaired loans	$35,932	$31,081	$3,370

(1)Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge-offs and payments applied.

The average recorded investment and interest recognized for impaired loans for the three months ended March 31, 2020 and 2019 are presented below.

	March 31, 2020		March 31, 2019
	Average	Interest	Average	Interest
(In thousands)	Investment	Recognized	Investment	Recognized
Secured by real estate:
Residential properties	$4,773	$38	$4,548	$37
Construction and land development	2,009	35	2,414	55
Farmland	10,563	129	390	—
Other commercial	10,724	58	12,427	70
Total real estate	28,069	260	19,779	162
Commercial and industrial	464	8	693	7
Agricultural production and other loans to farmers	62	—	85	—
Consumer loans	183	—	—	—
Total	$28,778	$268	$20,557	$169
There were no modifications classified as TDRs for the three months ended March 31, 2020 or 2019. Although there were additional modifications of terms on some loans, the prevailing modifications during the reported periods were related to converting the loans to interest only for a period of time, reductions in the interest rates, and/or extensions of payment dates or maturity dates. Because the majority of these loans were classified as impaired loans before restructuring, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The Company did not forgive any principal on the above loans. The allowance for loan losses attributable to restructured loans was $3.2 million and $3.3 million at March 31, 2020 and December 31, 2019, respectively. The Company defines a payment default as a payment received more than 90 days after its due date.
Note 5: Allowance for Loan Losses

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
Credit Quality Indicators – The Company utilizes a risk grading matrix to assign a grade to each of its commercial and real estate loans. Loans are rated on a scale of 1 to 10. A description of the general characteristics of the 10 risk ratings is as follows
•Risk Grades 1, 2, 3, 4 and 5 – These grades include loans to borrowers of solid credit quality with no higher than normal risk of loss. Borrowers in these categories have satisfactory financial strength and adequate cash flow coverage to service debt requirements. Collateral type and quality, as well as protection, are adequate. The borrower’s management is strong and capable, financial information is timely and accurate, and guarantor support is strong.
•Risk Grade 6 – Pass and Watch – Loans in this category are currently protected, but risks are emerging that warrant more than normal attention and have above average risk of loss. These factors require a higher level of monitoring and may include emerging balance sheet weaknesses, strained liquidity, increased leverage ratio, and weakening management. Collateral support is less marketable or limited use and, although the protection is sufficient, the loan-to-value ratio may not meet policy guidelines. Guarantors may have a limited ability and willingness to provide intermediate support. Also, considerations surrounding industry deterioration, increased competition and minor policy exceptions concerning structure or amortization may affect the rating of these loans.
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

The following table summarizes the credit quality of the Company’s loan portfolio by loan class for the period indicated:

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
March 31, 2020
Secured by real estate:
Residential properties	$533,911	$177	$15,322	$—	$549,410
Construction and land development	233,483	403	907	—	234,793
Farmland	147,142	—	11,202	—	158,344
Other commercial	670,355	—	16,080	222	686,657
Total real estate	1,584,891	580	43,511	222	1,629,204
Commercial and industrial	330,078	95	1,995	48	332,216
Agricultural production and other loans to farmers	72,679	91	376	—	73,146
Consumer and other loans	59,213	—	333	—	59,546

Total	$2,046,861	$766	$46,215	$270	$2,094,112

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
December 31, 2019
Secured by real estate:
Residential properties	$540,933	$177	$14,303	$—	$555,413
Construction and land development	229,933	388	610	—	230,931
Farmland	151,354	—	11,637	—	162,991
Other commercial	645,891	—	18,254	—	664,145
Total real estate	1,568,111	565	44,804	—	1,613,480
Commercial and industrial	331,693	—	2,060	81	333,834
Agricultural production and other loans to farmers	69,854	—	291	—	70,145
Consumer and other loans	61,220	—	318	—	61,538

Total	$2,030,878	$565	$47,473	$81	$2,078,997

Transactions in the allowance for loan losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
Three Months Ended March 31, 2020
Allowance for loan losses:
Balance, beginning of year	$2,773	$10,766	$5,568	$1,135	$1,258	$21,500
Provision for loan losses	7	385	(67)	288	(428)	185
Recoveries on loans	87	34	56	943	—	1,120
Loans charged off	(82)	(217)	(151)	(1,185)	—	(1,635)
Ending balance	$2,785	$10,968	$5,406	$1,181	$830	$21,170

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$34	$3,332	$14	$—	$—	$3,380
Collectively evaluated for impairment	2,751	7,636	5,392	1,181	830	17,790
Ending balance	$2,785	$10,968	$5,406	$1,181	$830	$21,170

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
Three Months Ended March 31, 2019
Allowance for loan losses:
Balance, beginning of year	$3,203	$12,920	$5,358	$1,134	$1,885	$24,500
Provision for loan losses	216	(1,057)	879	472	(222)	288
Recoveries on loans	16	262	46	958	—	1,282
Loans charged off	(63)	(32)	(475)	(1,272)	—	(1,842)
Ending balance	$3,372	$12,093	$5,808	$1,292	$1,663	$24,228

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$30	$4,248	$10	$—	$—	$4,288
Collectively evaluated for impairment	3,342	7,845	5,798	1,292	1,663	19,940
Ending balance	$3,372	$12,093	$5,808	$1,292	$1,663	$24,228

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
March 31, 2020
Individually evaluated for impairment	$464	$23,296	$4,773	$245	$28,778
Collectively evaluated for impairment	331,752	1,056,498	544,637	132,447	2,065,334
Ending balance	$332,216	$1,079,794	$549,410	$132,692	$2,094,112

December 31, 2019
Individually evaluated for impairment	$494	$25,422	$4,916	$249	$31,081
Collectively evaluated for impairment	333,340	1,032,645	550,497	131,434	2,047,916
Ending balance	$333,834	$1,058,067	$555,413	$131,683	$2,078,997

Note 6: Regulatory Matters
The Company (on a consolidated basis) and Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements triggers certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Basel III Capital Rules (“Basel III”) became effective for the Company and Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk based capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. If, after deducting the buffer amount from its Common Equity Tier 1 capital (“CET1”), Tier 1 capital, and Total capital, any of these amounts results in a risk-based capital ratio below the minimum, a banking institution will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The capital conservation buffer, which was 2.50% at March 31, 2020 and December 31, 2019, is included in the minimum capital requirements relative to risk-weighted assets in the following table. Management believes as of March 31, 2020 and December 31, 2019, the Company and Bank met capital adequacy requirements to which they are subject.

As of March 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. To be categorized as well capitalized, an insured depository institution must maintain certain ratios of CET1 capital, Tier 1 capital and Total capital to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets. There are no conditions or events since that notification that management believes have changed the Bank's category. The amounts of the Bank’s capital relative to the standards for well capitalized status are set forth in the following table.
The Company’s and the Bank’s CET1 capital includes total common equity reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. In connection with the adoption of Basel III, the Company elected to opt out of the requirement to include most components of accumulated other comprehensive income (loss) in CET1 capital.
Tier 1 capital includes CET1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at March 31, 2020 and December 31, 2019 included $40.0 million of trust preferred securities issued by the Trusts (net of investment in the Trusts). The Bank did not have any additional Tier 1 capital beyond CET1 as of March 31, 2020 and December 31, 2019.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III.

The following table presents actual and required capital ratios for the Company and the Bank under the Basel III rules.

	Actual		Minimum requirement Phase-In Schedule		Required to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2020:
Company:
CET1 Capital to Risk-Weighted Assets	$253,944	10.99%	$161,718	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	293,944	12.72%	196,372	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	315,115	13.64%	242,577	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	293,944	9.60%	122,487	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$288,640	12.53%	$161,227	7.00%	$149,711	6.50%
Tier 1 Capital to Risk-Weighted Assets	288,640	12.53%	195,776	8.50%	184,260	8.00%
Total Capital to Risk-Weighted Assets	309,811	13.45%	241,841	10.50%	230,325	10.00%
Tier 1 Capital to Average Assets	288,640	9.44%	122,274	4.00%	152,842	5.00%

December 31, 2019:
Company:
CET1 Capital to Risk-Weighted Assets	$248,247	10.86%	$160,002	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	288,247	12.61%	194,288	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	309,747	13.55%	240,003	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	288,247	9.74%	118,373	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$284,513	12.49%	$159,469	7.00%	$148,078	6.50%
Tier 1 Capital to Risk-Weighted Assets	284,513	12.49%	193,641	8.50%	182,250	8.00%
Total Capital to Risk-Weighted Assets	306,013	13.43%	239,203	10.50%	227,813	10.00%
Tier 1 Capital to Average Assets	284,513	9.63%	118,134	4.00%	147,668	5.00%
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
Note 7: Fair Value
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
Level 1
Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access as of the measurement date

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3
Unobservable inputs that are significant to the fair value of the assets or liabilities that reflect a company’s own assumptions about the assumptions that market participants would use in pricing assets or liabilities
Management monitors the availability of observable market data to assess the appropriate classification of assets and liabilities within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers of financial instruments between fair value levels for any period presented.

The Company used the following methods and significant assumptions to estimate fair value.

Securities - The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of March 31, 2020 or December 31, 2019. The Company’s treasury department and Asset Liability Management Committee (“ALCO”) review the aggregate fair values of the securities portfolio.
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
Other Real Estate Owned - Other real estate owned is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated cost to sell. Fair value estimates begin with obtaining a current independent appraisal of the collateral value. Subsequent to foreclosure, valuations are performed periodically by the Company’s appraisal department and any subsequent reduction in value is recognized by a charge to income.
Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified appraisers whose qualifications and licenses have been reviewed by the Company. These appraisals are reviewed by a member of the Appraisal Department to ensure they are acceptable. Appraised values are adjusted down for costs associated with asset disposal. The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral impaired loans and other real estate owned are primarily based on appraisals, observable market conditions, and other factors which may affect collectability. The appraisals use marketability and comparability discounts, which generally range from 5% to 15%. Assessment of the significance of a specific input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset. It is reasonably possible that a change in the estimated fair value for assets measured using Level 3 inputs could occur in the future.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
March 31, 2020
U.S. Government agency obligations	$5,188	$—	$5,188	$—
Residential mortgage-backed securities	207,803	—	207,803	—
Commercial mortgage-backed securities	11,398	—	11,398	—
Corporate investments	3,985	—	3,985	—
State and political subdivisions	45,949	—	45,949	—
Total securities available for sale	$274,323	$—	$274,323	$—

December 31, 2019
U.S. Government agency obligations	$18,102	$—	$18,102	$—
Residential mortgage-backed securities	175,879	—	175,879	—
Commercial mortgage-backed securities	3,010	—	3,010	—
Corporate investments	4,082	—	4,082	—
Total securities available for sale	$201,073	$—	$201,073	$—
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses:
March 31, 2020	$25,398	$—	$—	$25,398
December 31, 2019	$27,711	$—	$—	$27,711

Other real estate owned:
March 31, 2020	$5,191	$—	$—	$5,191
December 31, 2019	$4,851	$—	$—	$4,851
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
March 31, 2020
Impaired loans, net of specific allowance	$25,398	Third-party appraisals	Selling costs	5% - 10%
		Internal evaluations of real estate, accounts receivable and inventory	Discount of book value	15% - 50%

Other real estate owned	$5,191	Third-party appraisals	Selling costs	5% - 10%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2019
Impaired loans, net of specific allowance	$27,711	Third-party appraisals	Selling costs	5% - 10%
		Internal evaluations of real estate, accounts receivable and inventory	Discount of book value	15% - 50%

Other real estate owned	$4,851	Third-party appraisals	Selling costs	5% - 10%
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
The following table presents estimated fair values of the Company’s financial instruments not previously disclosed:

	March 31, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$347,614	$347,614	$312,972	$312,972

Level 2 inputs:
Securities held to maturity	106,767	107,069	177,854	179,225
Federal Home Loan Bank stock	2,598	2,598	2,585	2,585
Accrued interest receivable	12,125	12,125	11,509	11,509
Level 3 inputs:
Loans held for sale	16,312	16,312	16,092	16,092
Loans, net	2,072,942	2,073,761	2,057,497	2,050,169

Financial liabilities:
Level 2 inputs:
Deposits	2,639,004	2,638,611	2,592,065	2,593,910
Federal Home Loan Bank and other borrowings	36,709	37,696	37,652	37,298
Subordinated debentures	41,238	41,238	41,238	41,238
Accrued interest payable	1,068	1,068	1,083	1,083

Note 8: Employee Benefits

The Company has an Employee Stock Ownership Plan (“ESOP”) that covers all employees of the Bank who are at least 21 years of age and work in a position requiring at least one thousand hours of service annually. The plan also has 401(k) provisions that allow for employee tax deferred contributions. Participants may make contributions to the ESOP in accordance with applicable regulations and the ESOP’s provisions. The Company makes a 3% “safe harbor” matching contribution, plus an additional matching contribution equal to 50% of the next 2% of an employee’s salary deferral contributions in excess of 3%. Additional contributions are made to the ESOP at the discretion of the Company’s Board of Directors.
The ESOP owned 1,434,625 shares of the Company's common stock at March 31, 2020 and December 31, 2019. The ESOP entered into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock that were sold by participants in accordance with diversification provisions of the ESOP. A total of 176,786 shares were repurchased through 2011, an additional 77,000 shares were repurchased under this program in 2012, and 27,594 shares were repurchased under this program in 2019. These unallocated shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares that are used to repay the loan are treated as compensation expense.
The following table presents information related to the Company’s ESOP-owned shares.

(In thousands, except share data)	March 31, 2020	December 31, 2019
Allocated shares	1,362,906	1,355,699
Unearned shares	71,719	78,926
Total ESOP shares	1,434,625	1,434,625

Fair value of unearned shares	$4,196	$4,617

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the consolidated balance sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with SEC guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third-party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the consolidated statement of changes shareholders’ equity. The fair value of shares held by the ESOP at March 31, 2020 and December 31, 2019 was $79.7 million and $79.3 million, respectively, based on our previously disclosed appraised value of $58.50 per share of common stock. As previously disclosed, this appraised value was determined solely for purposes of the ESOP’s administration and is therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. In particular, the COVID-19 pandemic has had a significant impact on the trading markets for equity securities, including, in particular, the value of equity securities of banking institutions. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use this appraised value for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.
Note 9: Equity

In March 2019, the Company’s Board of Directors amended its Articles of Incorporation to reclassify the existing Class A Voting Common Stock and Class B Nonvoting Common Stock into a single class of $1.00 Par Value per Share Common Stock. This reclassification had no effect on share count or total shareholders’ equity. Additionally, in March 2019, the Company’s Board of Directors authorized 10,000,000 shares of preferred stock with no par value, which may be issued from time to time and in one or more classes or series upon authorization of the Board. At March 31, 2020 and December 31, 2019, there were zero shares of preferred stock issued and outstanding.
Note 10: Stock Based Compensation
Under the Company’s long-term incentive program, executive officers are eligible to receive equity-based awards under the 2019 Long-Term Incentive Plan (“LTIP”). During the three months ended March 31, 2020, restricted stock awards (“RSA”) were granted under the LTIP for 2,500 shares of common stock. RSAs granted under the LTIP generally vest over two to five years. Nonvested restricted stock awards are included in the Company’s common stock outstanding. Compensation expense for RSAs granted under the LTIP is recognized over the vesting period of the awards based on the fair value of the stock at the grant date, with forfeitures recognized as they occur.
Stock based compensation that has been charged against income was $383,000 for the three months ended March 31, 2020 and $98,000 for same period of 2019. There were no forfeitures during this period. As of March 31, 2020, there was $2.8 million of total unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.8 years.
A summary of our equity-based award activity and related information for our RSAs is as follows:

	Three Months Ended
	March 31, 2020		March 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	69,093	$53.67	12,693	$53.00
Granted	2,500	57.00	27,944	50.00
Vested	(16,283)	50.78	(5,480)	53.00
Forfeited	—	—	—	—
End of period	55,310	$54.68	35,157	$54.68

Note 11: Subsequent Event
Merger with State Capital Corp. (“SCC”)
On April 1, 2020, the Company completed its previously announced merger with SCC, the holding company of State Bank & Trust Company ("State Bank"). Pursuant to the terms of the Agreement and Plan of Share Exchange and Merger, dated September 18, 2019, by and among the Company, BankPlus, SCC, and State Bank (the "Merger Agreement"), following BancPlus' acquisition of SCC by a statutory share exchange, SCC was merged with and into BancPlus, with BancPlus surviving the merger (the "Merger"). Immediately thereafter, State Bank was merged with and into BankPlus, with BankPlus surviving the merger. As a result of the merger, the Company’s geographic footprint expanded in Mississippi, Louisiana and Alabama providing access to new markets and deposits.

Pursuant to the Merger Agreement, holders of SCC common stock received 0.6950 shares of BancPlus common stock, par value $1.00 per share, for each share of SCC common stock, par value $1.25 per share, held immediately prior to the effective time of the Merger, plus cash in lieu of fractional shares. BancPlus issued 2,453,827 shares of common stock to holders of SCC common stock, in addition to approximately $13,000 in lieu of fractional shares. In the first quarter of 2020, we incurred approximately $540,000 of acquisition expenses. These expense are recorded in noninterest expense in the Company’s Condensed Consoldiated Statement of Income for the three months ended March 31, 2020. At the time of this filing, final valuations of the assets acquired and liabilities assumed were not complete.

Impact of COVID-19

In response to the economic impact of the COVID-19 pandemic, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. It contains substantial lending, tax and spending provisions, including the Paycheck Protection Program, a nearly $350 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On April 24, 2020, Congress enacted the Paycheck Protection Program and Healthcare Enhancement Act to, among other things, increase the available funding by $320 billion to a new total of $670 billion. As of May 1, 2020, including legacy SCC customers, we had obtained approvals for approximately 3,316 loans for customers under the Paycheck Protection Program totaling approximately $293.4 million in approved loans from which we expect additional fee income of approximately $10 million.

The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. As of March 31, 2020, we had granted temporary modifications on approximately 778 loans totaling approximately $281 million, or 13% of total loans, primarily secured by commercial real estate multi-tenant office buildings and major flag hotels. Through May 1, 2020, including legacy SCC customers, we have granted approximately 2,427 temporary loan modifications, totaling approximately $835 million, or 26% of total loans, primarily secured by commercial real estate multi-tenant office buildings and 1-4 family residences.

Economic uncertainties have arisen which may negatively effect the financial position, results of operations and cash flows of the Company. The duration of these uncertainties and ultimate financial effects cannot be reasonably estimated at this time.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references in this report to “we”, “us”, “our company”, “the Company”, or “BancPlus” refer to BancPlus Corporation. All references to “BankPlus” or “the Bank” refer to BankPlus, our wholly-owned subsidiary.
The following discussion and analysis of BancPlus’ financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in Item 1 of this report.. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that BancPlus believes are reasonable but may prove to be inaccurate. BancPlus assumes no obligation to update any of these forward-looking statements.
Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Its wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of March 31, 2020, we operated 55 branch offices across Mississippi and one in Mobile, Alabama. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment, which is our financial services operations. While chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of March 31, 2020, BancPlus held $2.6 billion of total deposits, and our deposit base consisted of 95.9% core deposits with a total deposit cost of 0.64%. Our loan portfolio was comprised of 70.9% commercial loans and 29.1% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi MSA, and we believe we are well-positioned for future growth.
2020 First Quarter Highlights

•Net income for the quarter ended March 31, 2020 was $7.7 million compared with $9.7 million for the same period of 2019
•Diluted earnings per share for the quarter ended March 31, 2020 were $1.00, compared with $1.28 for the same period of last year
•Net interest income was $25.3 million for the quarter ended March 31, 2020 compared with $25.5 million for the first quarter of 2019
•Total loans held for investment were $2.09 billion at March 31, 2020 compared with $2.08 billion at December 31, 2019
Recent Developments
Merger with State Capital Corp. (“SCC”)
On April 1, 2020, we completed our previously announced merger with SCC, the holding company of State Bank & Trust Company (“State Bank”) which expanded our total number of branches to 89 across Mississippi, Louisiana, and Alabama. As part of the merger plan, nine of these branches will be closed in June 2020.

Impact of COVID-19

In the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets. The federal, state, and local governmental response to the pandemic has included orders closing non-essential businesses and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions have resulted in rapid decreases in commercial and consumer activity and temporary closures of many businesses resulting in loss of revenues, a rapid increase in unemployment, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. These changes have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. It contains substantial lending, tax and spending provisions intended to address the economic impact of the COVID-19 pandemic, including the Paycheck Protection Program, a nearly $350 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On April 24, 2020, Congress enacted the Paycheck Protection Program and Healthcare Enhancement Act to, among other things, increase the available funding by $320 billion to a new total of $670 billion. As of May 1, 2020, including legacy SCC customers, we had obtained approvals for approximately 3,316 loans for customers under the Paycheck Protection Program totaling approximately $293.4 million in approved loans from which we expect additional fee income of approximately $10 million.

The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. As of March 31, 2020, we had granted temporary modifications on approximately 778 loans totaling approximately $281 million, or 13% of total loans, primarily secured by commercial real estate multi-tenant office buildings and major flag hotels. Through May 1, 2020, including legacy SCC customers, we have granted approximately 2,427 temporary loan modifications, totaling approximately $835 million, or 26% of total loans, primarily secured by commercial real estate multi-tenant office buildings and 1-4 family residences.

The continuation of the economic effects of the COVID-19 outbreak and actions taken in response to it, including the impacts of loan forbearances and other provisions of the CARES Act and other federal and state measures, may adversely impact our business and results of operations and the operations of our borrowers, customers and business partners. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and a significant decrease in consumer confidence and business generally, and may lead to an economic recession. The ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to COVID-19 may result in a material adverse effect to our business, financial condition and results of operations. For more information about these risks and uncertainties, see “Item 1A. Risk Factors.”

Results of Operations
The following discussion of BancPlus’ results of operations compares the three months ended March 31, 2020 to the three months ended March 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2020.
Net Interest Income

Net interest income represents interest income less interest expense. BancPlus generates interest income from interest, dividends and fees received on interest earning assets, including loans and investment securities. BancPlus incurs interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness. Net interest income typically is the most significant contributor to BancPlus’ net income. To evaluate net interest income, BancPlus measures and monitors: (i) yields on its loans and other interest earning assets; (ii) the costs of its deposits and other funding sources; (iii) its net interest spread; and (iv) its net interest margin. Net interest spread is the difference between rates earned on interest earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in market interest rates and interest BancPlus earns on interest earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, usually have the largest impact on periodic changes in its net interest spread, net interest margin and net interest income. BancPlus measures net interest income before and after the provision for loan losses BancPlus maintains
For the three months ended March 31, 2020, net interest income was $25.3 million, a decrease of $241,000, or 0.9%, compared to net interest income of $25.5 million for the same period in 2019. The decrease in net interest income was largely attributable to a decrease in yield on loans partially offset by an increase in interest earning cash investments.
Our average interest earning assets at March 31, 2020, increased $212.4 million, or 8.07%, to $2.84 billion from $2.63 billion at March 31, 2019. This increase in average earning assets was primarily due to an increase in cash investments. BancPlus’ average interest-bearing liabilities increased $121.2 million, or 6.08%, to $2.12 billion at March 31, 2020, from $1.99 billion at March 31, 2019. This increase in BancPlus’ average interest-bearing liabilities was primarily due to an increase in its average interest-bearing deposits. The ratio of BancPlus’ average interest earning assets to average interest-bearing liabilities was 134.4% and 131.9% for the three months ended March 31, 2020 and 2019, respectively.
BancPlus’ average interest earning assets produced a tax-equivalent yield of 4.24% for the first three months of 2020 compared to 4.63% for the first three months of 2019. The average rate paid on interest-bearing liabilities was 0.91% for the three months ended March 31, 2020 compared to 0.99% for the three months ended March 31, 2019.
Average Balances and Yields
The following tables show, for the three months ended March 31, 2020 and 2019, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	March 31, 2020			March 31, 2019
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$319,901	$921	1.15%	$164,710	$748	1.82%
Federal funds sold	52,245	177	1.36%	—	—	—%
	372,146	1,098	1.18%	164,710	748	1.82%
Investment securities:
Taxable investment securities	256,878	1,330	2.07%	224,201	1,257	2.24%
Tax-exempt investment securities	121,341	763	2.52%	152,973	948	2.48%
Total securities	378,219	2,093	2.21%	377,174	2,205	2.34%
Loans (1)	2,090,026	26,907	5.15%	2,086,232	27,478	5.27%
Federal Home Loan Bank stock	2,585	14	2.17%	2,503	33	5.27%
Total interest earning assets	2,842,976	30,112	4.24%	2,630,619	30,464	4.63%
Noninterest earning assets	225,438			256,182
Total assets	$3,068,414			$2,886,801

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,055,926	$1,870	0.71%	$1,009,878	$2,184	0.87%
Savings and money market deposits	594,160	1,004	0.68%	509,392	864	0.68%
Time deposits	386,175	1,378	1.43%	392,641	1,178	1.20%
Federal funds purchased	605	2	1.32%	—	—	—%
Repurchase agreements	—	—	—%	—	—	—%

FHLB advances	20,982	80	1.53%	21,260	81	1.52%
Other borrowings	16,444	158	3.84%	19,960	190	3.81%
Subordinated debentures	41,238	325	3.15%	41,238	431	4.18%
Total interest-bearing liabilities	2,115,530	4,817	0.91%	1,994,369	4,928	0.99%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	641,740			613,094
Other noninterest-bearing liabilities	55,809			51,954
Total noninterest-bearing liabilities	697,549			665,048
Shareholders’ equity (6)	255,335			227,384
Total liabilities and shareholders’ equity	$3,068,414			$2,886,801
Net interest income/net interest margin (2)		25,295	3.56%		25,536	3.88%
Net interest spread (5)			3.33%			3.64%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		246			306
Net interest income/net interest margin (2)		$25,541	3.59%		$25,842	3.93%
________________________________
(1)Average loan balances include nonaccrual loans.
(2)Net interest margin during the periods presented represents: (i) the difference between interest income on interest earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest earning assets for the period.
(3)Interest income and averages rates for tax exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2020 and 2019.
(4)Yields and rates are annualized.
(5)Net interest spread is the yield on BancPlus’ total interest earning assets less the yield on its interest-bearing liabilities.
(6)Includes Employee Stock Ownership (“ESOP”)-owned shares.

Rate/Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest-bearing liabilities. It distinguishes between the changes related to the outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the later period to the change in average balances outstanding between periods. The following table presents the changes in the volume and rate of BancPlus’ interest bearing assets and liabilities for the dates indicated:

	Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
	Change Due To:		Interest
(Dollars in thousands)	Volume	Rate	Variance

Interest earning assets:
Cash investments	$611	$(262)	$349
Investment securities:
Taxable investment securities	169	(96)	73
Tax-exempt investment securities	(199)	14	(185)
Total securities	(30)	(82)	(112)
Loans, net	49	(619)	(570)
Federal Home Loan Bank stock	—	(19)	(19)
Total interest earning assets	$630	$(982)	$(352)

Interest-bearing liabilities:
Interest-bearing transaction deposits	$82	$(396)	$(314)
Savings and money market deposits	143	(3)	140
Time deposits	(23)	223	200
Federal funds purchased	2	—	2
Repurchase agreements	—	—	—
FHLB advances	(1)	—	(1)
Other borrowings	(34)	2	(32)
Subordinated debentures	—	(106)	(106)
Total interest-bearing liabilities	$169	$(280)	$(111)
Net interest income	$461	$(702)	$(241)

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on BancPlus’ judgment, is required to maintain the allowance for loan losses at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under relevant accounting guidance. The determination of the provision for loan losses is complex and involves a high degree of judgment and subjectivity.

The provision for loan losses was $185,000 for the three months ended March 31, 2020, and $288,000 for the three months ended March 31, 2019, a decrease of $103,000, or 35.8%. The allowance for loan losses to total loans was 1.01% at March 31, 2020 and 1.03% at March 31, 2019. In light of the economic effects of the COVID-19 pandemic, including the impact of the CARES Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance, we expect that provision for loan losses in future periods may increase significantly.

Noninterest Income

Noninterest income consists of, among other things: (i) service charges and other fees on deposit accounts; (ii) mortgage origination income; (iii) debit card interchange fees; (iv) wealth management service fees; (v) ATM network income; and (vi) other noninterest income. BancPlus’ income from service charges on deposit accounts and debit card interchange fees are largely impacted by the volume, growth and type of deposits BancPlus holds, which are impacted by prevailing market conditions for its deposit products, market interest rates, its marketing efforts, and other factors.

Noninterest income was $14.2 million for the first three months of 2020, compared to $13.4 million for the first three months of 2019, an increase of $782,000, or 5.8%, primarily due to an increase in mortgage origination income of $512,000, or 68.5%, and other income of $502,000, or 56.7%, in the first quarter of 2020. The increase in mortgage origination income was driven by increased mortgage refinancing activity resulting from the lower interest rate environment in the first quarter of 2020. The increase in other income was primarily due to increased income from equity method investments in the first three months of 2020.

The following table presents the major components of noninterest income for the three months ended March 31, 2020, compared to the three months ended March 31, 2019:

	Three Months Ended March 31,		Increase/ (Decrease)
(Dollars in thousands)	2020	2019
Noninterest income:
Service charges on deposit accounts	$6,530	$6,614	$(84)
Mortgage origination income	1,259	747	512
Debit card interchange	1,447	1,575	(128)
Income from fiduciary activities	1,113	1,192	(79)
ATM income	1,096	1,093	3
Brokerage and insurance fees and commissions	972	905	67
Life insurance income	395	406	(11)
CDFI grants	—	—	—
Other income	1,388	886	502
Total	$14,200	$13,418	$782

Noninterest Expense

Noninterest expense includes, among other things: (i) salaries and employee benefits; (ii) occupancy expenses; (iii) furniture and equipment expenses; (iv) data processing expenses; (v) marketing and promotional expenses; (vi) other real estate expenses; and (vii) other expenses.

Salaries and employee benefits include compensation, employee benefits and tax expenses for BancPlus’ personnel. Occupancy expenses include depreciation expense on BancPlus’ owned properties, lease expense on its leased properties and other occupancy-related expenses. Furniture and equipment expenses include depreciation and maintenance and other expenses related to its furniture, fixtures and equipment. Data processing expenses include costs related to maintenance and monitoring of its systems and expenses paid to its third-party data processing system providers. Marketing and promotional expenses include costs for advertising, promotions and sponsorships. Other real estate expenses include taxes, insurance, maintenance and other expenses related to BancPlus’ foreclosed properties. Other expenses include expenses associated with Federal Deposit Insurance Corporation assessments, MDBCF assessments, consulting and legal fees, communications, travel, meals, training, supplies and postage. Noninterest expenses generally increase as BancPlus grows its business. Noninterest expenses have increased commensurate with growth over the past few years as BancPlus has grown organically and as BancPlus has built out and modernized its operational infrastructure and implemented its plan to build an efficient, technology-driven banking operation with capacity for growth.

For the three months ended March 31, 2020, noninterest expense totaled $29.8 million, a $3.0 million, or 11.1%, increase from $26.8 million for the three months ended March 31, 2019. This increase was primarily due to increases in salaries and employee benefits of $1.7 million, furniture, equipment and data processing of $797,000, marketing and promotional expenses of 301,000, and professional fees of $478,000 offset by a decrease in other real estate expenses and losses of $478,000 in the first quarter of 2020.

The following table presents the major components of noninterest expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	Three Months Ended March 31,		Increase/ (Decrease)
(Dollars in thousands)	2020	2019
Noninterest expense:
Salaries and employee benefits	$17,615	$15,947	$1,668
Net occupancy expenses	2,863	2,738	125
Furniture, equipment and data processing expenses	4,231	3,434	797
Marketing and promotional expenses	924	623	301
Other real estate expenses and losses	194	672	(478)
Professional fees	730	252	478
Other expenses	3,204	3,122	82
Total	$29,761	$26,788	$2,973

Salaries and employee benefits expense is the largest component of noninterest expense representing 59.2% and 59.5% of total noninterest expense for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, salaries and employee benefits expense increased $1.7 million, or 10.5%, to $17.6 million as compared to $15.9 million for the three months ended March 31, 2019. The increase in salaries and employee benefits expense is primarily due to an increase in employee salaries and employer payroll taxes as a result of annual salary increases and an increase in health insurance and other employee benefit expenses in the first quarter of 2020.

Furniture, equipment and data processing expense for the three months ended March 31, 2020 was $4.2 million, an increase of $797,000, or 23.2%, compared to $3.4 million for the three months ended March 31, 2019. This increase was primarily attributable to increases in data processing and software expenses in the first quarter of 2020.

Marketing and promotional expenses increased $301,000, or 48.3%, to $924,000 for the three months ended March 31, 2020 compared to $623,000 for the same period of 2019. The increase was primarily due to an increase in advertising expense in the first quarter of 2020.

Other real estate expenses and losses decreased $478,000, or 71.1%, to $194,000 for the three months ended March 31, 2020 compared to $672,000 for the same period of 2019. This decrease was primarily due to the decrease in our average balance of other real estate owned, which decreased from $11.2 million for the three months ended March 31, 2019 to $4.9 million for the same period of 2020.

Professional fees increased $478,000, or 189.7%, to $730,000 for the three months ended March 31, 2020 compared to $252,000 for the three months ended March 31, 2019, primarily due to expenses incurred in the first quarter of 2020 related to the acquisition of SCC.

BancPlus continues to focus efforts on supporting growth through sales efforts, product development, marketing and promotion, as well as investing in technology and its branch network, while also seeking to improve productivity and maintain appropriate cost structure and customer service levels.
Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $1.9 million for the first three months of 2020, compared to $2.1 million for the first three months of 2019. BancPlus’ effective tax rate for the three months ended March 31, 2020 and 2019 was 19.6% and 18.0%, respectively.

Net Income

Net income and net income available to holders of BancPlus common stock for the three months ended March 31, 2020 and 2019 was $7.7 million and $9.7 million, respectively. The decrease in net income was primarily attributable to increases in noninterest expense partially offset by an increase in noninterest income. BancPlus’ annualized return on average assets for the three months ended March 31, 2020 and 2019 was 1.00% and 1.35%, respectively. BancPlus’ annualized return on average equity for the three months ended March 31, 2020 and 2019 was 12.02% and 17.13%, respectively.

Financial Condition

The following discussion compares BancPlus’ financial condition as of March 31, 2020 to December 31, 2019.

Assets

Total assets at March 31, 2020 were $3.03 billion, an increase of $53.7 million over total assets of $2.98 billion at December 31, 2019. Total cash and cash equivalents increased $34.6 million, or 11.1%, to $347.6 million at March 31, 2020, compared to $313.0 million at December 31, 2019, primarily due to an increase in federal funds sold in the first quarter of 2020. Total loans increased $15.1 million, or 0.7%, to $2.09 billion at March 31, 2020, compared to $2.08 billion at December 31, 2019. Investment securities increased $2.2 million, or 0.6%, from $378.9 million at December 31, 2019 to $381.1 million at March 31, 2020.
Investment Securities Portfolio

BancPlus’ investment securities portfolio, which consists primarily of municipal securities, U.S. government agency obligations, mortgage-backed securities and corporate investments, is used as a source of liquidity and serves as collateral for certain types of deposits. BancPlus manages its investment securities portfolio according to a written investment policy. Balances in BancPlus’ investment securities portfolio change over time based on its funding needs and interest rate risk management objectives. BancPlus’ liquidity levels take into account anticipated future cash flows and all available sources of credit and are maintained at levels management believes ensure flexibility in meeting its anticipated funding needs.

As of March 31, 2020, 28.0% of BancPlus’ investment securities portfolio was classified as held to maturity and 72.0% was classified as available for sale. As of December 31, 2019, 46.9% of BancPlus’ investment securities portfolio was classified as held to maturity and 53.1% was classified as available for sale.

At March 31, 2020, mortgage-backed securities represented 57.5% of the investment securities portfolio, municipal securities represented 40.1%, U.S. government agency obligations represented 1.4% and corporate investments represented 1.0% of the investment securities portfolio. At December 31, 2019, mortgage-backed securities represented 47.5% of the investment securities portfolio, municipal securities represented 45.3%, U.S. government agency obligations represented 6.1% and corporate investments represented 1.1% of the investment securities portfolio. Other than the U. S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
U.S. Government agency obligations	$—	—%	$5,000	1.32%
Issued by states and political subdivisions	106,767	28.02%	171,783	45.33%
Residential mortgage-backed securities	—	—%	1,071	0.28%
Total held-to-maturity	$106,767	28.02%	$177,854	46.94%

Available for Sale:
(At fair value)
U.S. Government agency obligations	5,188	1.36%	18,102	4.78%
Issued by states and political subdivisions	45,949	12.06%	—	—%
Mortgage-backed securities:
Residential	207,803	54.53%	175,879	46.42%
Commercial	11,398	2.99%	3,010	0.79%
Corporate investments	3,985	1.05%	4,082	1.08%
Total available for sale	$274,323	71.98%	$201,073	53.06%

Total investment securities	$381,090	100.00%	$378,927	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated:

	Maturity as of March 31, 2020
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$—	—%	$—	—%
Issued by states and political subdivisions	15,048	2.65%	47,264	3.38%	40,910	4.40%	3,545	3.81%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	—	—%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held to maturity	$15,048	2.65%	$47,264	3.38%	$40,910	4.40%	$3,545	3.81%

Available for sale:
U.S. Government agency obligations	$—	—%	$5,189	2.60%	$—	—%	$—	—%
Issued by states and political subdivisions	—	—%	10,664	3.88%	19,567	3.20%	12,269	3.23%
Mortgage-backed securities:
Residential	—	—%	—	—%	19,264	1.66%	197,120	2.07%
Commercial	313	2.31%	—	—%	—	—%	2,503	2.65%
Corporate investments	3,449	3.79%	3,985	3.79%	—	—%	—	—%
Total available for sale	$3,762	3.67%	$19,838	3.53%	$38,831	2.44%	$211,892	2.14%

Total securities	$18,810	2.85%	$67,102	3.42%	$79,741	3.44%	$215,437	2.17%

	Maturity as of December 31, 2019
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$5,000	3.00%	$—	—%
Issued by states and political subdivisions	23,318	3.52%	68,804	3.62%	62,411	4.03%	17,250	3.36%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	1,071	3.68%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held to maturity	$23,318	3.52%	$68,804	3.62%	$67,411	3.95%	$18,321	3.38%

Available for sale:
U.S. Government agency obligations	$9,999	1.52%	$8,103	2.68%	$—	—%	$—	—%
Issued by states and political subdivisions	—	—%	—	—%	—	—%	—	—%
Mortgage-backed securities:
Residential	—	—%	—	—%	5,787	1.91%	170,092	2.43%
Commercial	—	—%	314	2.31%	—	—%	2,696	2.67%
Corporate investments	—	—%	4,082	3.94%	—	—%	—	—%
Total available for sale	$9,999	1.52%	$12,499	3.08%	$5,787	1.91%	$172,788	2.43%

Total securities	$33,317	2.92%	$81,303	3.54%	$73,198	3.79%	$191,109	2.52%
The objective of BancPlus’ investment policy is to invest funds to provide sufficient liquidity, optimize the total return of the portfolio, mitigate interest rate risk, and meet pledging requirements. In doing so, BancPlus balances the market and credit risks against the potential investment return, make most investments compatible with the pledge requirements of any deposits of public funds, and maintain compliance with regulatory investment requirements. BancPlus’ investment policy allows portfolio holdings to include short-term securities purchased to provide needed liquidity and longer term securities purchased to generate level income over periods of interest rate fluctuations.

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of March 31, 2020		As of December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$549,410	26.24%	$555,413	26.72%
Construction and land development	234,793	11.21%	230,931	11.11%
Farmland	158,344	7.56%	162,991	7.84%
Other commercial	686,657	32.79%	664,145	31.95%
Total real estate	1,629,204	77.80%	1,613,480	77.61%
Commercial and industrial	332,216	15.86%	333,834	16.06%
Agricultural production and other loans to farmers	73,146	3.49%	70,145	3.37%
Consumer and other	59,546	2.84%	61,538	2.96%
Total loans, gross	2,094,112	100.00%	2,078,997	100.00%
Allowance for loan losses	(21,170)		(21,500)
Total loans, net	$2,072,942		$2,057,497

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At March 31, 2020, BancPlus’ loan portfolio included $178.6 million of loan participations purchased, or 8.53% of total loans, which includes $62.9 million of shared national credits. At December 31, 2019, BancPlus’ loan portfolio included $174.3 million of loan participations purchased, or 8.39% of total loans which includes $62.8 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of March 31, 2020
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	After Five Years	Total
Secured by real estate:
Residential properties	$76,708	$297,405	$175,297	$549,410
Construction and land development	91,993	114,541	28,259	234,793
Farmland	19,238	95,405	43,701	158,344
Other commercial	123,073	349,272	214,312	686,657
Total real estate	311,012	856,623	461,569	1,629,204
Commercial and industrial	78,566	212,383	41,267	332,216
Agricultural production and other loans to farmers	38,142	33,169	1,835	73,146
Consumer and other loans	14,788	43,862	896	59,546
Total loans	$442,508	$1,146,037	$505,567	$2,094,112

Interest rate sensitivity:
Fixed interest rates	$302,767	$863,736	$289,032	$1,455,535
Floating or adjustable rates	139,740	282,301	216,536	638,577
Total loans	$442,507	$1,146,037	$505,568	$2,094,112

	As of December 31, 2019
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	After Five Years	Total
Secured by real estate:
Residential properties	$76,563	$303,216	$175,634	$555,413
Construction and land development	83,399	111,860	35,672	230,931
Farmland	22,719	98,212	42,060	162,991
Other commercial	123,867	347,274	193,004	664,145
Total real estate	306,548	860,562	446,370	1,613,480
Commercial and industrial	83,618	211,760	38,456	333,834
Agricultural production and other loans to farmers	28,282	39,999	1,864	70,145
Consumer and other loans	17,572	43,193	773	61,538
Total loans	$436,020	$1,155,514	$487,463	$2,078,997

Interest rate sensitivity:
Fixed interest rates	$303,237	$875,940	$276,107	$1,455,284
Floating or adjustable rates	132,783	279,574	211,356	623,713
Total loans	$436,020	$1,155,514	$487,463	$2,078,997

Asset Quality

Federal regulations and BancPlus’ internal policies require that BancPlus utilize an asset classification system as a means of managing and reporting problem and potential problem assets. BancPlus has incorporated an internal asset classification system, substantially consistent with federal banking regulations, as part of its credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose BancPlus to sufficient risk to warrant classification in one of the categories mentioned above but possess weakness are required to be designated “watch” or “special mention.”

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of March 31, 2020
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$534,088	$15,322	$—	$549,410
Construction and land development	233,886	907	—	234,793
Farmland	147,142	11,202	—	158,344
Other commercial	670,355	16,080	222	686,657
Total real estate	1,585,471	43,511	222	1,629,204
Commercial and industrial	330,173	1,995	48	332,216
Agricultural production and other loans to farmers	72,770	376	—	73,146
Consumer and other	59,213	333	—	59,546
Total	$2,047,627	$46,215	$270	$2,094,112

	As of December 31, 2019
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$541,110	$14,303	$—	$555,413
Construction and land development	230,321	610	—	230,931
Farmland	151,354	11,637	—	162,991
Other commercial	645,891	18,254	—	664,145
Total real estate	1,568,676	44,804	—	1,613,480
Commercial and industrial	331,693	2,060	81	333,834
Agricultural production and other loans to farmers	69,854	291	—	70,145
Consumer and other	61,220	318	—	61,538
Total	$2,031,443	$47,473	$81	$2,078,997

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and troubled debt restructuring loans that are accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Nonaccrual loans:
Real estate loans:
Residential properties	$2,292	$2,419
Construction and land development	390	390
Farmland	—	—
Other commercial	8,193	9,034
Total real estate	10,875	11,843
Commercial and industrial	41	67
Agricultural production and other loans to farmers	62	62
Consumer and other	184	187
Total nonaccrual loans	11,162	12,159

Troubled debt restructuring loans – accruing:
Real estate loans:
Residential properties	1,103	1,949
Construction and land development	1,619	1,619
Farmland	—	—
Other commercial	—	—
Total real estate	2,722	3,568
Commercial and industrial	423	427
Agricultural production and other loans to farmers	—	—
Consumer and other	—	—
Total troubled debt restructuring loans – accruing	3,145	3,995
Total nonperforming loans	14,307	16,154
Plus: foreclosed assets	5,191	4,851
Total nonperforming assets	$19,498	$21,005

Nonaccrual loans to total loans	0.53%	0.58%
Nonperforming loans to total loans	0.68%	0.78%
Nonperforming assets to total assets	0.64%	0.71%
90+ days past due and accruing	$3,934	$2,618
Total troubled debt restructuring loans	$11,639	$11,674
Total nonperforming assets decreased by $1.5 million or 7.2%, from $21.0 million at December 31, 2019 to $19.5 million at March 31, 2020, primarily due to sale of foreclosed assets and paydown of troubled debt restructured loans in the first quarter of 2020.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. BancPlus has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. When a loan is placed on nonaccrual status, current year interest previously accrued but uncollected on such loans is reversed and charged against current income and prior year interest, if any, is charged off against the allowance for loan losses. Generally, payments received on nonaccrual loans are applied directly to principal.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. BancPlus maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing economic conditions. Loan charge-offs (i.e. loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. BancPlus’ officers analyze risk in the loan portfolio on an ongoing basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for loan losses.

The allowance for loan losses was $21.2 million and $21.5 million, and the allowance for loan losses as a percentage of loans was 1.01% and 1.03% at March 31, 2020 and December 31, 2019, respectively. Net charge-offs totaled $515,000 and $560,000 for the three months ended March 31, 2020 and 2019, respectively.

The allowance for loan losses decreased by $330,000, or 1.53%, to $21.2 million at March 31, 2020, from $21.5 million at December 31, 2019.

The following is a summary of the activity in the allowance for loan loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	March 31, 2020	March 31, 2019

Balance, beginning of period	$21,500	$24,500
Charge-offs:
Residential properties	151	475
Construction and land development	—	—
Farmland	—	—
Other commercials	217	32
Total real estate	368	507
Commercial and industrial	82	63
Agricultural production and other loans to farmers	—	3
Consumer and other	1,185	1,269
Total charge-offs	1,635	1,842
Recoveries:
Residential properties	56	46
Construction and land development	19	76
Farmland	—	—
Other commercial	15	186
Total real estate	90	308
Commercial and industrial	87	16
Agricultural production and other loans to farmers	—	1
Consumer and other	943	957
Total recoveries	1,120	1,282
Net charge-offs	515	560
Provision for loan losses	185	288
Balance, end of period	$21,170	$24,228

Total loans, end of period	$2,094,112	$2,076,595
Average loans	2,081,364	2,056,695
Net charge-offs to average loans	0.02%	0.03%
Allowance for loan losses to total loans	1.01%	1.17%

The following tables present a summary of the allocation of the allowance for loan losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

(Dollars in thousands)	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Residential properties	$5,406	25.5%	$5,568	25.9%
Construction and land development	1,807	8.5%	1,709	7.9%
Farmland	762	3.6%	761	3.5%
Other commercial	8,399	39.7%	8,296	38.6%
Total real estate	16,374	77.3%	16,334	76.0%
Commercial and industrial	2,785	13.2%	2,773	12.9%
Agricultural production and other loans to farmers	477	2.3%	420	2.0%
Consumer and other	704	3.3%	715	3.3%
Unallocated	830	3.9%	1,258	5.9%
Total allowance for loan losses	$21,170	100.0%	$21,500	100.0%

Goodwill and Other Intangible Assets

Goodwill was $2.6 million at March 31, 2020 and December 31, 2019. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired, which originated from the acquisitions of Southeast Mississippi Bank, Home Savings Bank and The Mortgage Corporation of Mississippi during the 1990’s and the acquisition of First National Bank of Holmes County in 2000. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of acquired customer relationships from the 2014 acquisition of Mississippi Investment Management Company LLC. Total other intangible assets at March 31, 2020 and December 31, 2019 were $357,000 and $366,000, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$641,740	0.00%	23.96%	$633,329	0.00%	24.81%
Interest bearing:
Transaction accounts	1,055,926	0.71%	39.43%	990,555	0.90%	38.81%
Money market and other savings accounts	594,160	0.68%	22.19%	542,300	0.78%	21.25%
Certificates of deposit	386,175	1.43%	14.42%	386,304	1.37%	15.13%
Total deposits	$2,678,001	0.64%	100.00%	$2,552,488	0.72%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates.

The following table shows certificates of deposit of $100,000 or more, by time remaining until maturity:

(Dollars in thousands)	March 31, 2020	December 31, 2019

3 months or less	$45,931	$41,196
Over 3 months through 6 months	39,092	42,686
Over 6 months through 12 months	83,909	74,294
Over 12 months	60,088	67,670
Total deposits	$229,020	$225,846

Contractual Obligations

The table below presents the funding requirements of BancPlus’ contractual obligations, excluding interest, as of March 31, 2020:

	Payments Due by Period
(Dollars in thousands)				Greater
March 31, 2020	Less Than One Year	One-Three Years	Three-Five Years	Than Five Years	Total

Operating lease obligations	$4,629	$9,146	$4,342	$43,851	$61,968
FHLB advances (1)	138	718	—	20,103	20,959
Note payable (2)	3,500	12,250	—	—	15,750
Subordinated debentures (3)	—	—	—	41,238	41,238
Deposits with maturities	279,047	96,346	11,422	—	386,815
Low income housing tax credits	4	9	9	7	29
Total contractual obligations	$287,318	$118,469	$15,773	$105,199	$526,759
________________________________
(1)Interest rates for BancPlus’ Federal Home Loan Bank (“FHLB”) advances outstanding ranged from 1.32% to 2.94% at March 31, 2020. These advances are subject to restrictions or penalties in the event of prepayment. Advances subject to calls are shown at their earliest call date.
(2)The interest rate on BancPlus’ note payable is a 3.75% fixed annual rate.
(3)These subordinated debentures represent the outstanding common securities of business trusts that have issued preferred capital securities to third parties. The interest rates on these debentures are based on 3 month LIBOR plus 1.35% and 3 month LIBOR plus 1.50%.

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At March 31, 2020 and December 31, 2019, we had no short-term borrowings.

FHLB Advances and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. As of March 31, 2020 and December 31, 2019, BancPlus had $21.0 million in FHLB borrowings, at a weighted average interest rate of 1.53% and 1.52%, respectively.

In October 2016, BancPlus entered into a five-year loan agreement with a correspondent bank under which BancPlus borrowed $35.0 million in connection with the redemption of BancPlus preferred stock. BancPlus pledged 100% of its shares of BankPlus stock as collateral for the loan. The loan requires quarterly principal reductions of $875,000 and quarterly interest payments at a fixed 3.75% annual rate. The balance outstanding on this loan was $15.8 million and $16.6 million at March 31, 2020 and December 31, 2019, respectively.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019

2020	$2,763	$3,647
2021	13,273	13,307
2022	424	433
2023	145	157
2024	—	—
Thereafter	20,104	20,108
Total	$36,709	$37,652

Subordinated Debentures Payable to Statutory Trusts. BancPlus owns the outstanding common stock of business trusts that have issued preferred capital securities to third parties. The preferred capital securities have qualified as Tier 1 capital, subject to regulatory rules and limits. These trusts used the proceeds from the issuance of the common stock and preferred capital securities to purchase debentures that BancPlus issued. The debentures are these trusts’ only assets, and quarterly interest payments on these debentures are the sole source of cash for these trusts to pay quarterly distributions on the common stock and preferred capital securities. BancPlus has fully and unconditionally guaranteed the trusts’ obligations on preferred capital securities.

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	March 31, 2020	December 31, 2019

BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	$20,619	$20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
			$41,238	$41,238

BancPlus believes that it will be able to meet its principal and interest payment obligations as they come due through maintenance of adequate cash levels or subsequent borrowings. BancPlus expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. BancPlus has in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Shareholders’ Equity

Shareholders’ equity is influenced primarily by earnings, quarterly dividend payments, changes in common stock outstanding, and changes in accumulated other comprehensive income (loss) caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale investment securities.

Shareholders’ equity increased $10.3 million, or 4.1%, to $261.8 million at March 31, 2020 from $251.5 at December 31, 2019, primarily due to net income of $7.7 million and other comprehensive income of $4.6 million less dividends paid of $2.7 million for the year to date period.

Off-Balance Sheet Arrangements

In the normal course of business, BancPlus enters into various transactions to meet the financing needs of its customers, which, in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), are not included in its consolidated balance sheets. These transactions include commitments to extend credit and letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in BancPlus’ consolidated balance sheets. A number of these commitments are used only partially, or in some cases, not at all before they expire.

BancPlus’ exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual or notional amount of those instruments. BancPlus decreases its exposure to losses under these commitments by subjecting them to credit approval and monitoring procedures.

The table below sets forth BancPlus’ commitments to extend credit by commitment expiration date indicated:

	March 31, 2020
(Dollars in thousands)	Less Than One Year	One-Three Years	Three-Five Years	Greater Than Five Years	Total
Commitments to extend credit (1)	$262,120	$94,384	$115,794	$41,759	$514,057
Standby letters of credit	3,472	107	100	1,294	4,973
Total off-balance sheet commitments	$265,592	$94,491	$115,894	$43,053	$519,030
____________________________
(1)Includes $184,157 of unconditionally cancellable commitments at March 31, 2020.

Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. BancPlus evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on BancPlus’ credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.

Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Liquidity

Bank Liquidity Management

Liquidity is BancPlus’ capacity to meet its cash and collateral obligations at a reasonable cost, having cash when BancPlus needs it and having the appropriate amount of cash and other assets that are quickly convertible into cash without incurring significant loss. BancPlus is expected to maintain adequate liquidity at BankPlus to meet the cash flow requirements of its customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Maintaining an adequate level of liquidity depends on BancPlus’ ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting either BancPlus’ daily operations or its financial condition. BancPlus’ Asset Liability Mangement Committee (“ALCO”), which is comprised of members of senior management, is responsible for managing commitments to meet the needs of customers while achieving its financial objectives. ALCO meets regularly to review balance sheet composition, funding capacities, and current and forecasted loan demand, and BancPlus’ Treasury Management department continuously monitors its liquidity position to ensure that assets and liabilities are managed in a manner that will meet all of its short-term and long-term cash requirements.

BancPlus manages its liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities, which BancPlus considers its primary liquidity. Furthermore, a significant portion of these unencumbered liquid assets are comprised of U.S. government agency obligations, mortgage backed securities and other agency securities, which the regulatory bodies consider the most marketable and liquid, especially in a stress scenario. In regard to off-balance sheet capacity, BancPlus maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of St. Louis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which BancPlus consider its secondary liquidity, and other funding avenues, including the Paycheck Protection Program Liquidity Facility. BancPlus also monitors its liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios, FHLB borrowings and deposits. As part of its liquidity management strategy, BancPlus is also focused on minimizing its costs of liquidity and attempting to decrease these costs by growing its noninterest-bearing and other low-cost deposits and replacing higher cost borrowed funds.

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	March 31, 2020	December 31, 2019

Cash and cash equivalents	$347,614	$312,972
Total securities	381,090	378,927
Less: pledged securities	(307,520)	(249,081)
Total primary liquidity	$421,184	$442,818
Ratio of primary liquidity to total deposits	16.0%	17.1%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	March 31, 2020	December 31, 2019

Net secured borrowing capacity with the FHLB	$694,828	$711,552
Net secured borrowing capacity with the Federal Reserve Bank	204,455	206,837
Unsecured borrowing capacity with correspondent lenders	148,000	148,000
Total secondary liquidity	$1,047,283	$1,066,389
Ratio of primary and secondary liquidity to total deposits	55.6%	58.2%

During the three months ended March 31, 2020, BancPlus’ primary liquidity decreased by $21.6 million to $421.2 million compared to $442.8 million at December 31, 2019, due an increase in our pledged securities partially offset by an increase in cash and cash equivalents. Secondary liquidity decreased by $19.1 million to $1.05 billion as of March 31, 2020 from $1.07 billion as of December 31, 2019. This decrease was primarily due to a reduction in BancPlus’ FHLB borrowing capacity in the first quarter of 2020.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $2.532 billion and $2.485 billion and represented 95.9% and 95.9% of total deposits as of March 31, 2020 and December 31, 2019, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources. Although BancPlus’ policy allows the use of brokered deposits, BankPlus did not utilize this funding source during the 2020 and 2019 year to date periods.

BancPlus’ liquidity policy includes both policy limits and policy guidelines for measuring and monitoring liquidity. BancPlus’ policy measures include an Internal Liquidity Ratio, and Internal Liquidity Ratio adjusted for FHLB, an Internal Dependency Ratio adjusted for FHLB and a Maximum Available Funds to Total Assets Ratio. These ratios are calculated monthly. BancPlus also utilizes eleven liquidity guidelines that are reported quarterly. As of March 31, 2020 and December 31, 2019, BancPlus was in compliance with all of its established liquidity guidelines.

Holding Company Liquidity Management

BancPlus is a corporation separate and apart from BankPlus and, therefore, it must provide for its own liquidity. BancPlus’ main source of funding is dividends declared and paid to it by BankPlus. Statutory and regulatory limitations exist that affect the ability of BankPlus to pay dividends to the holding company. BancPlus believes that these limitations will not impact the ability of the holding company to meet its ongoing short-term cash obligations.

Due to state banking laws, BankPlus may not declare dividends without the prior approval of the Mississippi Department of Banking and Consumer Finance (“MDBCF”). BankPlus received permission from the MDBCF to pay dividends of $2.7 million and $2.4 million for the year-to-date periods ended March 31, 2020 and March 31, 2019, respectively. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

Capital Management and Regulatory Capital Requirements

BancPlus is subject to various capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on BancPlus’ business operations.

Under the regulatory capital rules, BancPlus must maintain minimum amounts and ratios of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, referred to as the leverage ratio. The adequacy of our capital levels is also subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors.

In addition, BancPlus must maintain a capital conservation buffer on top of the risk-based capital. A banking organization with a conservation buffer of less than the required amount of 2.50% will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers.

BancPlus met all capital adequacy requirements as of March 31, 2020 and December 31, 2019. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Required to be Well Capitalized
As of March 31, 2020:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$253,944	10.99%	$161,718	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	293,944	12.72%	196,372	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	315,115	13.64%	242,577	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	293,944	9.60%	122,487	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$288,640	12.53%	$161,227	7.00%	$149,711	6.50%
Tier 1 Capital to Risk-Weighted Assets	288,640	12.53%	195,776	8.50%	184,260	8.00%
Total Capital to Risk-Weighted Assets	309,811	13.45%	241,841	10.50%	230,325	10.00%
Tier 1 Capital to Average Assets	288,640	9.44%	122,274	4.00%	152,842	5.00%

	Actual		For Capital Adequacy Purposes		Required to be Well Capitalized
As of December 31, 2019:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$248,247	10.86%	$160,002	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	288,247	12.61%	194,288	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	309,747	13.55%	240,003	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	288,247	9.74%	118,373	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$284,513	12.49%	$159,469	7.00%	$148,078	6.50%
Tier 1 Capital to Risk-Weighted Assets	284,513	12.49%	193,641	8.50%	182,250	8.00%
Total Capital to Risk-Weighted Assets	306,013	13.43%	239,203	10.50%	227,813	10.00%
Tier 1 Capital to Average Assets	284,513	9.63%	118,134	4.00%	147,668	5.00%

Recent Accounting Pronouncements

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 is effective for the Company for annual and interim periods beginning on January 1, 2023. The Company has formed a cross functional team that is assessing data and system needs and evaluating the impact of adopting the new guidance. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but has not yet determined the magnitude of any such one-time adjustments or the overall impact on the Company’s financial statements.

ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” In April 2019, the FASB issued ASU 2019-04 clarifies that the reclassification of a debt security from held-to-maturity (“HTM”) to available-for-sale (“AFS”) under the transition guidance in Accounting Standards Update 2017-12, “Targeted Improvements to Accounting for Hedging Activities” would not (1) call into question the classification of other HTM securities, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security. As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities. The Company did not reclassify any securities from HTM to AFS upon adoption of ASU 2017-12. ASU 2019-04 became effective as of the beginning of the first annual period after its issuance, which for the Company was January 1, 2020. See Note 3 Investment Securities to our Condensed Consolidated Financial Statements for more information regarding the impact of the transfer of certain HTM debt securities to AFS.
ASU 2020-04, “Reference Rate Reform - Topic 848.” In March 2020, the FASB issued ASU 2020-04 which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications, hedge accounting, and other transactions affected that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The company is still evaluating the impact of ASU 2020-04, but does not expect it to have a material impact on the Company’s consolidated financial statements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

As a financial institution, BancPlus’ primary market risk is interest rate risk, which is defined as the risk of economic loss due to changes in interest rates. These economic losses can be reflected as a loss of future net interest income and/or loss of current fair market value. BancPlus continually seeks to measure and manage the potential impact of interest rate risk. Interest rate risk occurs when interest earning assets and interest-bearing liabilities mature or re-price at different times, on a different basis or in unequal amounts. Interest rate risk also arises when BancPlus’ assets and liabilities each respond differently to changes in interest rates.

BancPlus’ management of interest rate risk is overseen by the Asset Liability Management Committee (“ALCO”). BancPlus’ risk management infrastructure approved by the BancPlus board outlines reporting and measurement requirements. In particular, this infrastructure establishes limits and management targets for various metrics, including net interest income at risk and economic value of equity at risk, given instantaneous parallel shifts in interest rates. BancPlus’ risk management infrastructure also requires a periodic review of all key assumptions used, such as appropriate interest rate scenarios, loan prepayment rates, and transaction deposit durations.

BancPlus currently does not utilize derivative products to manage interest rate risk, although its policy does allow the use of derivatives within established parameters. BancPlus manages the interest rate risk associated with its interest bearing liabilities by managing the interest rates and terms associated with its borrowings and customer deposits on which BancPlus relies for funding. For instance, BancPlus occasionally uses special offers on deposits to attract additional balances and manage terms associated with its interest-bearing liabilities. BancPlus manages the interest rate risk associated with its earning assets by managing the interest rates and terms associated with its loan portfolio and investment securities portfolio.

Net Interest Income Simulation and Economic Value Analysis

On a quarterly basis, BancPlus uses a model to simulate and measure potential changes in its net interest income and economic value of equity (“EVE”) given instantaneous parallel shifts in interest rates of +/- 400 basis points. BancPlus’ net interest income at risk simulation measures shorter term risk over 12 and 24 month time frames. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value given the changes in rates. EVE is a point-in-time measurement that helps quantify longer term interest rate risk. The model has inherent limitations since the results are based on a given set of rate changes and assumptions as of a certain point in time. For purpose of the simulation, BancPlus assumes no balance sheet growth. Therefore, the model’s results reflect an interest rate shock to a static balance sheet.

Potential changes to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of March 31, 2020 and December 31, 2019 are presented in the table below (dollars in thousands). The projections assume immediate, parallel shifts down from the March 31, 2020 and December 31, 2019 yield curves of 100 and 200 basis points and immediate, parallel shifts up 100, 200, and 300 basis points. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide BancPlus with meaningful results and therefore is not presented.

	As of March 31, 2020				As of December 31, 2019
	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
(In thousands)	$	%	$	%	$	%	$	%
+300	8,616	8.7%	56,315	17.9%	7,111	7.1%	51,192	12.9%
+200	5,669	5.8%	42,252	13.5%	5,038	5.0%	38,816	9.8%
+100	2,874	2.9%	23,417	7.5%	2,650	2.6%	22,030	5.6%
0	—	—%	—	—%	—	—%	—	—%
-100	(1,720)	(1.7)%	(51,911)	(16.5)%	(3,753)	(3.7)%	(35,734)	(9.0)%
-200	(1,633)	(1.7)%	(80,973)	(25.8)%	(5,613)	(5.6)%	(81,371)	(20.6)%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced an 8.7% increase in net interest income and a 17.9% increase in EVE as of March 31, 2020, and a 7.1%

increase in net interest income and a 12.9% increase in EVE as of December 31, 2019. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced a 1.7% decrease in net interest income and an 16.5% decrease in EVE as of March 31, 2020, and a 3.7% decrease in net interest income and a 9.0% decrease in EVE as of December 31, 2019.

The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. The timing and magnitude of interest rate changes (including, for example, the sharp reduction in interest rates by the Federal Reserve Board in response to the economic and financial effects of the COVID-19 pandemic) will most likely differ substantially from what is depicted. The shape or steepness of the yield curve typically changes with each change in the Fed Funds target range. Increasing rates could reduce net interest income if BancPlus is required to increase deposit rates faster than planned to maintain volumes or its mix of assets and funding changes. Results could also change depending on faster or slower prepays in loans or early withdrawals in deposits than those assumed in the model. Finally, the results do not incorporate growth in the balance sheet or strategic changes made in response to changes in rates.

Because of the flaws in the nature of the static balance sheet rate shocks, ALCO also periodically runs model simulations that incorporate many of the factors mentioned above. These alternate scenarios change given the current economic environment, but may include the following: (1) expected balance sheet growth, (2) 25 basis point changes in rates timed with Federal Open Market Committee meetings, (3) increased early withdrawals of time deposits, (4) shifts in funding out of deposits and into wholesale borrowings, and (5) increasing balances of variable rate loans versus fixed rate loans. Using a variety of scenarios in addition to BancPlus’ standard shocked scenarios enables ALCO to form a more accurate analysis of BancPlus’ overall interest rate sensitivity.

Impact of Inflation and Changing Prices

BancPlus’ consolidated financial statements and related notes have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike most industrial companies, nearly all of BancPlus’ assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on BancPlus’ performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods or services.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by BancPlus’ Chief Executive Officer and Chief Financial Officer of the effectiveness of BancPlus’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, BancPlus’ disclosure controls and procedures were effective to ensure that information required to be disclosed by BancPlus in the reports required to be filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within time periods specified in the U.S. Securities and Exchange Commission’s rules and forms..

Changes in Internal Control over Financial Reporting

There has been no change in BancPlus’ internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, BancPlus’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 20, 2019, a Complaint, Mills v. BankPlus, et al, Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as Court-appointed Receiver for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”), naming BankPlus, three former BankPlus employees, one current BankPlus employee and other defendants, including defendants unaffiliated with BankPlus (“Defendants”). The Complaint seeks to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber. A brief description of the cause of action on the cover sheet filed with the Complaint includes securities, civil conspiracy, aiding and abetting, negligence, and other possible causes of action. The amount of damages (including punitive damages) requested against the Defendants in the Complaint is unspecified.

In addition to the above, the Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to the Business and Industry of BancPlus

The novel coronavirus ("COVID-19") pandemic and the impact of actions to mitigate it could continue to adversely affect, our business, financial condition and results of operations.

The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets. The federal, state and local governmental response to the pandemic has included orders closing non-essential businesses and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses, resulting in loss of revenues, a rapid increase in unemployment, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. These changes have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.

In response to the economic and financial effects of COVID-19, the Federal Reserve Board has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the Trump Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) and the Main Street Lending Program. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. Beginning in April 2020, we began processing loan applications under the Paycheck Protection Program created under the CARES Act. The Federal Reserve’s Main Street Lending Program will offer deferred interest on 4-year loans to small and mid-sized businesses. All of the federal banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. We are also experiencing a high level of temporary loan modifications. The full impact on our lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain. We face an increased risk of litigation and governmental, regulatory, and third party scrutiny as a result of the effects of COVID-19 on economic conditions and actions governmental authorities take in response to these conditions, such as the Paycheck Protection Program, are complex and our participation may lead to additional litigation and regulatory scrutiny, negative publicity and damage to our reputation.

The economic effects of the COVID-19 outbreak have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and may lead to an economic recession and/or a significant decrease in consumer confidence and business generally. The continuation of these conditions caused by the outbreak, including the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, can be expected to adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners. In particular, these events can be expected to, among other things:

•impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies and modifications to loans;

•impair the value of collateral securing loans (particularly with respect to real estate);
•impair the value of our securities portfolio;
•require a significant increase in our allowance and provision for loan losses, and the possibility of additional loan losses;
•adversely affect the stability of our deposit base or otherwise impair our liquidity;
•reduce our revenues from fee-based services, including wealth management, and the demand for our products and services;
•create stress on our operations and systems associated with our participation in the Paycheck Protection Program as a result of high demand and volume of applications;
•result in increased compliance risk as we become subject to new regulatory and other requirements associated with the Paycheck Protection Program and other new programs in which we participate;
•impair the ability of loan guarantors to honor commitments;
•negatively impact our regulatory capital ratios;
•negatively impact the productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions; and
•increase cyber and payment fraud risk, given increased online and remote activity.

Prolonged measures by health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices could further harm our business and those of our customers, in particular our small to medium sized business customers. Although we have business continuity plans and other safeguards in place, there is no assurance that they will be effective.

The ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to COVID-19 has had, and may continue to have, a material adverse effect to our business, financial condition and results of operations and may heighten many of our other known risks described below.

BancPlus may not be able to adequately measure and limit its credit risk, which could lead to unexpected losses.

BancPlus’ business depends on its ability to successfully measure and manage credit risk. As a lender, BancPlus is exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover its outstanding exposure. In addition, BancPlus is exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the economic climate in the U.S. generally, or in BancPlus’ market areas, continue to experience material disruption, particularly due to the COVID-19 pandemic, its borrowers may experience difficulties in repaying their loans, the collateral BancPlus holds may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability to effectively respond to changes in local markets and general economic conditions and to other disruptions in the borrowers’ businesses. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.

BancPlus’ risk management practices, such as monitoring the concentration of its loans within specific industries and markets and its credit approval, review and administrative practices may not adequately assess and reduce credit risk, and BancPlus’ credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with BancPlus’ loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that BancPlus significantly increase its allowance for loan losses, each of which could adversely affect its net income. As a result, BancPlus’ inability to successfully manage credit risk could have a material adverse effect on its business, financial condition or results of operations.

There is no organized public trading market for BancPlus common stock, and there can be no assurance that a public market will develop.

There is no organized trading market for the shares of common stock of BancPlus. There can be no expectation that a public market for BancPlus common stock will develop. BancPlus is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as a result, BancPlus may consider the development of a public market for its common stock. However, no such decision has been made. BancPlus does not presently intend to list its common stock on a securities exchange or have its shares quoted on a quotation system.

BancPlus may not be able to successfully integrate SCC or realize the anticipated benefits of the transaction on a timely basis or at all, and doing so may be more difficult or costly than expected.

A successful combination of the operations of BancPlus and State Capital Corp. (“SCC”) following the merger of BancPlus and SCC (the “Merger”) will depend substantially on BancPlus’ ability to consolidate operations, systems and procedures and to eliminate redundancies and costs and has required, and will continue to require, the dedication of the time and resources of BancPlus’ management. BancPlus may not be able to combine the operations of SCC with its operations or otherwise realize the anticipated benefits of the Merger on a timely basis or at all without encountering difficulties, such as:

•the loss of key employees and customers;
•the disruption of operations and business;
•the inability to maintain and increase competitive presence;
•deposit attrition, customer loss and revenue loss;
•possible inconsistencies in standards, control procedures and policies;
•unexpected problems with costs, operations, personnel, technology and credit;
•general market and economic conditions and governmental actions affecting the financial services industry generally; and/or
•problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

Additionally, as a result of the Merger, BancPlus has expanded its operations to include four additional branches in Alabama and 11 branches in Louisiana. While BancPlus has had some experience with banking transactions in the past in these states, it is developing additional plans to maintain and grow its business in these states. BancPlus is less familiar with the economies and business environment and opportunities in these states and will be required to devote additional time to operations there.
BancPlus’ efforts to successfully integrate SCC and otherwise realize the anticipated benefits of the Merger could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, and could materially impact its business, financial condition and operating results. In addition, the attention and effort devoted to the integration of SCC with BancPlus’ existing operations may divert management’s attention from other important issues and could seriously harm its business. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

Because a significant portion of BancPlus’ loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing BancPlus’ real estate loans and result in loan and other losses.

Real estate values in BancPlus’ markets have experienced periods of fluctuation over the last several years, and recovery from declines in value has been slow and uneven and illiquidity of real estate holdings has increased. The market value of real estate can fluctuate significantly in a short period of time. As of March 31, 2020, $1.6 billion, or 78.6%, of BancPlus’ total loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of BancPlus’ markets could increase the credit risk associated with its loan portfolio, and could result in losses that adversely affect its business, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in BancPlus’ market areas, including as a result of the COVID-19 pandemic, could significantly impair the value of property pledged as collateral on loans and affect its ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse effect on BancPlus’ business, financial condition or results of operations. If real estate values decline, it is also more likely that BancPlus would be required to increase its allowance for loan losses, which could have a material adverse effect on its business, financial condition or results of operations.

With BankPlus’ significant reliance on real estate secured loans before and during the most recent recession, BankPlus and BancPlus’ wholly owned subsidiary, Oakhurst Development, Inc. (“Oakhurst”), have carried a significant amount of other real estate owned (“OREO”) acquired by foreclosure or otherwise in satisfaction of debts previously contracted. As of March 31, 2020, $5.2 million was carried in OREO at either BankPlus or at Oakhurst, which was acquired by foreclosure or otherwise in satisfaction of debts previously contracted. Although foreclosures and acquisitions of OREO are expected, the most recent recession exacerbated the conditions faced by many borrowers and BankPlus had no choice but to foreclose upon collateral. Negative changes in the economy affecting real estate values and the liquidity of real estate in BancPlus’ market areas could significantly impair the value of property carried in its OREO accounts, increase the loss associated with OREO and affect BancPlus’ ability to sell such real estate without additional loss. Such negative changes in the economy affecting real estate values and the liquidity of real estate in BancPlus’ market areas could adversely affect its business, financial condition or results of operations.

Further, BancPlus’ loan portfolio includes owner-occupied and non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of March 31, 2020, BancPlus’ commercial real estate loans totaled $921.5 million, or 44.0%, of its total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose BancPlus to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with BancPlus’ residential or consumer loan portfolios. Unexpected deterioration in the credit quality of BancPlus’ commercial real estate loan portfolio would require it to increase its provision for loan losses, which would reduce its profitability and could materially and adversely affect its business, financial condition or results of operations.

BancPlus’ success is largely dependent upon its ability to successfully execute its business strategy, and if it is unable to successfully execute its business strategy, its business, growth prospects, financial results and operations could be materially and adversely impacted.

BancPlus’ success, including its ability to achieve its growth and profitability goals, is dependent on the ability of its management team to execute on BancPlus’ long-term business strategy, which requires it to, among other things:

◦attract and retain experienced and talented bankers in each of its markets;
◦maintain adequate funding sources, including by continuing to attract stable, low-cost deposits;
◦enhance its market penetration in its metropolitan markets and maintain its leadership position in its community markets;
◦increase its operating efficiency;
◦implement new technologies to enhance the client experience, keep pace with its competitors and improve efficiency;
◦attract and maintain commercial banking relationships with well-qualified businesses, real estate developers and investors with proven track records in its market areas;
◦attract sufficient loans that meet prudent credit standards, including in its commercial and industrial and owner-occupied commercial real estate loan categories;
◦maintain and grow its existing streams of noninterest income and develop new streams of noninterest income;
◦maintain adequate liquidity and regulatory capital and comply with applicable federal and state banking regulations;
◦obtain federal and state regulatory approvals;
◦manage its credit, interest rate and liquidity risk;
◦originate conforming residential mortgage loans for resale into the secondary market to provide mortgage banking income;
◦oversee the performance of third party service providers that provide material services to its business;
◦maintain expenses in line with current projections; and
◦develop markets which it enters on a de novo basis.

Failure to achieve these strategic goals could adversely affect BancPlus’ ability to successfully implement its business strategies and could negatively impact its business, growth prospects, financial condition and results of operations. Furthermore, if BancPlus does not manage its growth effectively, its business, financial condition, results of operations and future prospects could be negatively affected, and it may not be able to continue to implement its business strategy and successfully conduct its operations.

BancPlus relies heavily on its executive management team and other key employees, and the loss of any of these individuals could adversely impact its business or reputation.

BancPlus’ success depends in large part on the performance of its key personnel, as well as on its ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. For example, BancPlus’ ability to retain and grow its loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of its bankers. If BancPlus were to lose the services of any of its bankers to a new or existing competitor or otherwise, BancPlus may not be able to retain valuable relationships and some of its customers could choose to use the services of a competitor instead of BancPlus’ services.

Qualified individuals are in high demand, and BancPlus may incur significant costs to attract and retain them. BancPlus may not be successful in retaining its key employees, and the unexpected loss of services of one or more of its key personnel could have an adverse effect on its business. For example, BancPlus may face difficulties in recruiting and retaining bankers of its desired caliber, including as a result of competition from other financial institutions. In particular, many of BancPlus’ competitors are significantly larger with greater financial resources and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, BancPlus may incur significant expenses and expend significant time and resources on training, integration and business development before it is able to determine whether a new banker will be profitable or effective. If BancPlus is unable to attract and retain profitable bankers, or if its bankers fail to meet its expectations in terms of customer relationships and profitability, BancPlus may be unable to execute its business strategy, which could have a material adverse effect on its business, financial condition or results of operations.

If the services of any of BancPlus’ key personnel should become unavailable for any reason, BancPlus may not be able to identify and hire qualified persons on terms acceptable to BancPlus, or at all, which could have a material adverse effect on its business, financial condition or results of operations.

The current geographic concentration of BancPlus’ markets in Mississippi, Alabama and Louisiana makes BancPlus more sensitive to adverse changes in the local economy than its more geographically diversified competitors, and adverse economic conditions in these markets could negatively impact BancPlus’ business, financial condition or results of operations.

Unlike larger financial institutions that are more geographically diverse, BancPlus is primarily a Mississippi banking franchise concentrated in the Mississippi Delta, Northwest Mississippi, Northeast Mississippi, the Jackson metropolitan statistical area (“MSA”) and Southeast Mississippi. Following consummation of the Merger, BancPlus has locations in Alabama and Louisiana. As of March 31, 2020, a significant amount of BancPlus’ total loans (by dollar amount) were made to borrowers who reside or conduct business in the Mississippi markets, and substantially all of BancPlus’ real estate loans are secured by properties located in these markets. Loans that BancPlus acquired in the Merger in Mississippi, Alabama and Louisiana are similarly secured. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of BancPlus’ portfolio, the demand for its products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. If the population, employment or income growth in one of BancPlus’ markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of BancPlus’ larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets. For these reasons, any regional or local economic downturn could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

BancPlus faces significant competition to attract and retain customers, which could impair its growth, decrease its profitability or result in loss of market share.

BancPlus operates in the highly competitive banking industry and in very competitive markets and faces significant competition for customers from bank and non-bank competitors, particularly regional institutions, in originating loans, attracting deposits and providing other financial services. BancPlus’ competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints than BancPlus does. Because of their scale, many of these competitors can be more aggressive than BancPlus can be on loan and deposit pricing. Also, many of BancPlus’ non-bank competitors have fewer regulatory constraints and may have lower cost structures. BancPlus expects competition to continue to intensify due to financial institution consolidation, legislative, regulatory and technological changes and the emergence of alternative banking sources.

BancPlus’ ability to compete successfully will depend on a number of factors, including, among others:

◦its ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
◦its scope, relevance and pricing of products and services offered to meet customer needs and demands;
◦the rate at which it introduces new products and services relative to its competitors;
◦customer satisfaction with its level of service;
◦its ability to expand its market position;
◦industry and general economic trends; and
◦its ability to keep pace with technological advances and to invest in new technology.

Increased competition could require BancPlus to increase the rates it pays on deposits or lower the rates it offers on loans, which could reduce its profitability. BancPlus’ failure to compete effectively in its primary markets could cause it to lose market share and could have a material adverse effect on its business, financial condition or results of operations.

BancPlus is dependent upon significant non-interest income, including deposit fees, some of which are under continual review by federal regulators and Congress.

As of March 31, 2020, BancPlus’ non-interest income, including service charges on deposits, totaled $14.2 million and constituted 32.0% of total revenue. BancPlus’ transaction account deposit base generates a significant contribution to its fee income through service charges on deposit accounts, largely in the form of overdraft fees, non-sufficient fund fees, and other deposit related service charges. BankPlus offers a discretionary overdraft service and many of BancPlus’ deposit customers elect to use this service, which will generate overdraft fees when the service is accessed. Such programs are under continual scrutiny by the prudential bank regulators as well as consumer rights groups. While BancPlus continually adjusts to comply with industry best practices, federal bank regulators or Congress could impose additional restrictions on overdraft programs, which could reduce fees on the products offered. Because BancPlus derives a significant portion of its revenues from non-interest income, a reduction in such fees could have a material adverse impact on its business, financial condition or results of operations.

BancPlus’ risk management framework may not be effective in mitigating risks and/or losses to it.

BancPlus’ risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which it is subject, including, among others, credit, market, liquidity, interest rate and compliance. BancPlus’ framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Its risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss. If its risk management framework is not effective, BancPlus could suffer unexpected losses and its business, financial condition, results of operations or growth prospects could be materially and adversely affected. BancPlus may also be subject to potentially adverse regulatory consequences.

BancPlus relies on third parties to provide key components of its business infrastructure, and a failure of these parties to perform for any reason could disrupt its operations.

Third parties provide key components of BancPlus’ business infrastructure such as data processing, internet connections, network access, core application processing, statement production and other services. BancPlus’ business depends on the successful and uninterrupted functioning of its information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt BancPlus’ operations. Because its information technology and telecommunications systems interface with and depend on third-party systems, BancPlus could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with BancPlus’ third-party service providers could entail significant delay and expense. Moreover, the laws and policies on third party service providers that the federal banking agencies implement impose additional compliance burdens on BankPlus. If BancPlus is unable to efficiently replace ineffective service providers, or if it experiences a significant, sustained or repeated, system failure or service denial, it could compromise its ability to operate effectively, damage its reputation, result in a loss of customer business, and subject it to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on its business, financial condition or results of operations.

Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm BancPlus’ reputation, and otherwise cause harm to its business.

BancPlus necessarily collects, uses and holds personal and financial information concerning individuals and businesses with which it has a banking relationship. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing BancPlus to additional costs for protection or remediation and competing time constraints to secure its data in accordance with customer expectations and statutory and regulatory privacy and other requirements. It is difficult or impossible to defend against every risk posed by changing technologies, as well as criminals that are intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by BancPlus’ information technology department and its other employees and vendors could prove inadequate. BancPlus could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs, other technical malfunctions, or other causes. As a result of any of these threats, BancPlus’ customer accounts may become vulnerable to account takeover schemes or cyber-fraud. BancPlus’ systems and those of its third party vendors may also become vulnerable to damage or disruption due to circumstances beyond its or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, viruses and malware.

A breach of BancPlus’ security that results in unauthorized access to its data could expose it to a disruption or challenges relating to its daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material adverse effect on BancPlus’ business, results of operations, financial condition or future prospects.

Such financial losses incurred may not be covered under applicable general liability insurance coverage or current cyber-insurance coverages. The insurance market for policies to cover cyber related fraud is in constant flux and there is no assurance adequate coverage has been or may be obtained.

As a business operating in the financial services industry, BancPlus’ business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

BancPlus’ business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Although the U.S. economy, as a whole, has improved significantly over the past several years, the business environment in which BancPlus operates been impacted by the effects of the COVID-19 pandemic. Uncertainty about the federal fiscal policymaking process and the medium and long-term fiscal outlook of the federal government and U.S. economy is a concern for businesses, consumers and investors in the U.S. In addition, economic conditions in foreign countries, including global political hostilities, uncertainty over the stability of the euro currency and imposition of tariffs on products, could further affect the stability of global financial markets, which could hinder domestic economic growth. The current economic environment is characterized by recent interest rate changes that impacted BancPlus’ cost of funds and could adversely affect its net interest margin, which in turn is expected to decrease its earnings. All of these factors could individually or in the aggregate be detrimental to BancPlus’ business, and the interplay between these factors can be complex and unpredictable. BancPlus’ business is also significantly affected by monetary and related policies of the U.S. government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond BancPlus’ control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on BancPlus’ business, financial condition, results of operations or prospects.

Historically, the Mississippi, Alabama and Louisiana economies have experienced growth at rates less than the national average, resulting in a limited pool of loans and deposits for which BancPlus must compete with other financial institutions.

The Mississippi, Alabama and Louisiana economies grew at overall rates less than the United States economy, as a whole. For its market share to increase substantially, BancPlus must attract customers from competition. If BancPlus is unable to do so, it may be unable to execute its business strategy, which could have an adverse effect on its business, financial condition or results of operations.

BancPlus’ business has grown at a steady pace, but it may not be able to maintain its historical rate of growth, which could have an adverse effect on its ability to successfully implement its business strategy.

BancPlus’ primary strategy focuses on organic growth, supplemented by acquisitions of banking teams or other financial institutions. BancPlus may be unable to execute on aspects of its growth strategy to sustain its historical rate of growth, or BancPlus may be unable to grow at all. More specifically, BancPlus may be unable to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable banking teams or acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of BancPlus’ operations, the opening of new branches and the consummation of acquisitions. The success of BancPlus’ strategy also depends on its ability to effectively manage growth, which is dependent upon a number of factors, including its ability to adapt existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If BancPlus fails to build infrastructure sufficient to support rapid growth or fails to implement one or more aspects of its strategy, it may be unable to maintain historical earnings trends, which could have a material adverse effect on its business, financial condition or results of operations.

BancPlus may not be able to manage the risks associated with its growth and expansion through de novo branching.

BancPlus’ business strategy includes evaluating strategic opportunities to grow through de novo branching, and it believes that banking location expansion has been meaningful to its growth since inception. Over the last five years, BancPlus has entered two new markets where it opened five new locations. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking location and successfully integrate and promote BancPlus’ corporate culture; poor market reception for de novo banking locations established in markets where it does not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with BancPlus’ growth through de novo branching could have a material adverse effect on its business, financial condition or results of operations.

BancPlus may pursue acquisitions in the future, which could expose it to financial, execution and operational risks.

Although it plans to continue to grow its business organically, BancPlus may from time to time consider acquisition opportunities that BancPlus believes complement its activities and have the ability to enhance its profitability. If BancPlus is successful in expansion by acquisitions, BancPlus may experience rapid growth. Financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth such as problems with successfully integrating personnel, internal operations and data processing, as well as properly evaluating the increased risks with entering new markets, such as understanding the customer base, local drivers of the economy and the strength of competitors. BancPlus’ acquisition activities could be material to its business and involve a number of risks, including those associated with:

◦the identification of suitable candidates for acquisition;
◦the diversion of management attention from the operation of its existing business to identify, evaluate and negotiate potential transactions;
◦the ability to attract funding to support additional growth within acceptable risk tolerances;
◦the use of inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
◦the ability to maintain asset quality;
◦the adequacy of due diligence and the potential exposure to unknown or contingent liabilities related to the acquisition;
◦the retention of customers and key personnel, including bankers;
◦the timing and uncertainty associated with obtaining necessary regulatory approvals;
◦the risk of losing its Community Development Financial Institution (“CDFI”) status due to the addition of markets that do not qualify as low- or moderate-income markets;
◦the incurrence of an impairment of goodwill associated with an acquisition and material adverse effects on its results of operations;
◦the ability to successfully integrate acquired businesses; and
◦the maintenance of adequate regulatory capital.

The market for acquisition targets is highly competitive, which may adversely affect BancPlus’ ability to find acquisition candidates that fit its strategy and standards at acceptable prices. BancPlus faces significant competition in pursuing acquisition targets from other banks and financial institutions, many of which possess greater financial, human, technical and other resources than BancPlus does. Its ability to compete in acquiring target institutions will depend on BancPlus’ available financial resources to fund the acquisitions, including the amount of cash and cash equivalents it has and the liquidity and value of its common stock. In addition, increased competition may also drive up the acquisition consideration that BancPlus will be required to pay in order to successfully capitalize on attractive acquisition opportunities. To the extent that BancPlus is unable to find suitable acquisition targets, an important component of its growth strategy may not be realized.

Acquisitions of financial institutions also involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers, and other issues that could negatively affect BancPlus’ business. BancPlus may not be able to complete future acquisitions or, if completed, it may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that it acquires or to realize its attempts to eliminate redundancies. The integration process may also require significant time and attention from BancPlus’ management that would otherwise be directed toward servicing existing business and developing new business. Failure to successfully integrate the entities BancPlus acquires into its existing operations in a timely manner may increase its operating costs significantly and could have an adverse effect on its business, financial condition or results of operations. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of BancPlus’ tangible book value and net income per common share may occur in connection with any future acquisition, and the carrying amount of any goodwill that it currently maintains or may acquire may be subject to impairment in future periods.

BancPlus’ ability to maintain its reputation is critical to the success of its business.

BancPlus’ business plan emphasizes superior service to its customers and communities. BancPlus has benefited from strong relationships with and among its customers. As a result, its reputation is one of the most valuable components of its business. BancPlus’ growth over the past several years has depended on attracting new customers from competing financial institutions and increasing its market share, primarily by its involvement in its primary markets and word-of-mouth advertising, rather than on growth in the market for banking services in its primary markets. As such, BancPlus strives to enhance its reputation by recruiting, hiring and retaining employees who share its core values of being an integral part of the communities it serves and delivering superior service to its customers. If BancPlus’ reputation is negatively affected by the actions of its employees; litigation or regulatory actions; compliance failures; any perceived weakness in its financial strength or liquidity, technological, cybersecurity; or other security breaches resulting in improper disclosure of client or personal information; or otherwise, its existing relationships may be damaged. BancPlus could lose some of its existing customers, including groups of large customers who have relationships with each other, and BancPlus may not be successful in attracting new customers. Any such developments could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

In the event BancPlus determines it to be in its best financial interest to close branches, BancPlus could suffer reputational damage from community opposition and Federal Deposit Insurance Corporation (“FDIC”) scrutiny, as well as loss of customers who choose not to transfer business to a different branch. In addition, there is a financial risk that the retired branch real estate could not be sold without loss.

If BancPlus were to lose its status as a CDFI, its ability to obtain grants and awards as a CDFI like those it has received in the past may be diminished or lost.

BancPlus is committed to excellence in community banking that includes community service and community development. A portion of its community development business has historically been augmented by its status as a CDFI. CDFI status increases the potential for receiving grants and awards that, in turn, enable a financial institution to increase the level of community development financial services that it provides to communities. In the event BancPlus does not meet one or more of the annual recertification criteria, the CDFI Fund, in its sole discretion, may provide an opportunity for BancPlus to cure deficiencies prior to issuing a notice of termination of certification. From 2014 through 2019, BancPlus has received an aggregate of $8.3 million in grants made possible due to its status as a CDFI. A loss of such status, and the resulting inability to obtain certain grants and awards received in the past, could have an adverse effect on BancPlus’ business, financial condition or results of operations.

BancPlus is dependent on the use of data and modeling in its management’s decision-making and faulty data or modeling approaches could negatively impact its decision-making ability or possibly subject it to regulatory scrutiny in the future.

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision-making, and the employment of such analyses is becoming increasingly widespread in BancPlus’ operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which BancPlus is dependent on models and the data that underlie them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While BancPlus is not currently subject to annual stress testing under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Comprehensive Capital Analysis and Review submissions, it currently utilizes stress testing for capital, credit and liquidity purposes and anticipates that model-derived testing may become more extensively implemented by regulators in the future.

BancPlus anticipates data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. While BancPlus believes these quantitative techniques and approaches improve its decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact BancPlus’ decision-making ability or, if it becomes subject to regulatory stress-testing in the future, adverse regulatory scrutiny. BancPlus seeks to mitigate this risk by performing back-testing to analyze the accuracy of these techniques and approaches. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.

New lines of business, products, product enhancements or services may subject BancPlus to additional risks.

From time to time, BancPlus implements new lines of business, or offers new products and product enhancements as well as new services within its existing lines of business, and it will continue to do so in the future. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, BancPlus may invest significant time and resources, but BancPlus may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of new lines of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of BancPlus’ system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

BancPlus may need to raise additional capital in the future, and if it fails to maintain sufficient capital, BancPlus may not be able to maintain regulatory compliance.

BancPlus faces significant capital and other regulatory requirements as a financial institution. BancPlus may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, which could include the possibility of financing acquisitions. In addition, BancPlus, on a consolidated basis, and BankPlus, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity in such amounts as bank regulators may require from time to time, as described in greater detail below in “—Risks Related to the Regulation of BancPlus’ Industry.” Importantly, regulatory capital requirements could increase from current levels, which could require BancPlus to raise additional capital or reduce its operations. The Economic Growth, Regulatory Relief and Consumer Protection Act (“2018 Act”) required the federal banking agencies to establish regulatory capital requirements as an alternative to complying with Basel III requirements, including establishment of a Community Bank Leverage Ratio (“CBLR”) between 8 and 10% for institutions with less than $10 billion of assets. The agencies issued a final rule in September 2019 that set the CBLR at “greater than 9%,” effective January 1, 2020. In light of the COVID-19 pandemic, the federal banking regulators on April 6, 2020, temporarily reduced the CBLR to 8% for the remainder of 2020 and to 8.5% in calendar year 2021. The CBLR will return to 9% in 2022. The agencies also announced a two-quarter grace period for qualifying community banks whose leverage ratios fall less than 1% below the minimum. Even if BancPlus satisfies all applicable regulatory capital minimums, its regulators could ask it, and in some cases, require it, to maintain capital levels which are significantly in excess of those minimums. BancPlus’ ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on its financial condition and performance. Accordingly, BancPlus cannot assure you that it will be able to raise additional capital if needed or on terms acceptable to it. If BancPlus fails to maintain capital to meet regulatory requirements, it could be subject to enforcement actions or other regulatory consequences, which could have a material adverse effect on its business, financial condition or results of operation.

BancPlus’ financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

The preparation of BancPlus’ financial statements requires it to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies are inherently based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally estimated. These critical accounting policies include the allowance for loan losses, accounting for income taxes, the determination of fair value for financial instruments, the impairment of tax credit investments and accounting for stock-based compensation. This also includes estimates, judgments and assumptions for assessing the amortization/accretion of purchase accounting fair value differences and the impairment of long-lived assets, goodwill and other intangible assets in connection with the merger with SCC. In particular, ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) will be effective for BancPlus for annual and interim periods beginning on January 1, 2023 and will replace the incurred loss impairment methodology with the current expected credit loss (“CECL”) methodology. The CECL methodology will require management consideration of a broader range of information to determine credit loss estimates and could result in a significant increase in the allowance for credit losses through the increased provision; result in negative adjustment to retained earnings and, correspondingly, BancPlus’ regulatory capital levels; and enhance volatility in loan loss provision and allowance levels from quarter to quarter and year to year. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if the relevant factual assumptions are accurate, BancPlus’ decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools used by management. Any such failures in BancPlus’ processes for producing accounting estimates and managing risks could have a material adverse effect on its business, financial condition or results of operations.

The financial services industry is undergoing rapid technological change, and BancPlus may not have the resources to effectively implement new technology, or it may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to reduce costs while increasing customer service and convenience. BancPlus’ future success will depend, at least in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as create additional efficiencies in its operations as it continues to grow and expand its products and service offerings. BancPlus may experience operational challenges as it implements these new technology enhancements or products, which could result in BancPlus not fully realizing the anticipated benefits from such new technology or incurring significant costs to remedy any such challenges in a timely manner.

Many of BancPlus’ larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products compared to those that BancPlus will be able to provide, which would put it at a competitive disadvantage. Accordingly, BancPlus may lose customers seeking new technology-driven products and services to the extent it is unable to provide such products and services.

BancPlus could be subject to losses, regulatory action or reputational harm due to fraudulent and negligent acts on the part of loan applicants, its employees and vendors.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, and the terms of any such transaction, BancPlus may rely on information furnished by or on behalf of clients and counterparties, including financial statements, property appraisals, title information, employment and income documentation, account information and other financial information. BancPlus may also rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Any such misrepresentation or incorrect or incomplete information, whether fraudulent or inadvertent, may not be detected prior to funding.

In addition, one or more of BancPlus’ employees or vendors could cause a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates BancPlus’ loan documentation, operations or systems. Employee errors and employee and client misconduct could subject BancPlus to financial losses or regulatory sanctions and seriously harm its reputation. Misconduct by its employees could include hiding unauthorized activities from BancPlus, improper or unauthorized activities on behalf of its clients or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions BancPlus takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject BancPlus to financial claims for negligence.

Whether a misrepresentation is made by the applicant or another third party, BancPlus generally bears the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of such misrepresentation. The sources of misrepresentations may also be difficult to locate, and BancPlus may be unable to recover any of the monetary losses it may suffer as a result of misrepresentations. Any of these developments could have an adverse effect on BancPlus’ business, financial condition or results of operations.

BancPlus engages in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting it to the costs and potential risks associated with the ownership of the real property.

Since BancPlus originates loans secured by real estate, it may have to foreclose on the collateral property to protect its investment and may thereafter own and operate such property, in which case it would be exposed to the risks inherent in the ownership of real estate. As of March 31, 2020, BancPlus held $5.2 million in OREO, the bulk of which resulted from issues stemming from the most recent recession. The amount that BancPlus, as a mortgagee, may realize after a default is dependent upon factors outside of its control, including, but not limited to general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. BancPlus’ inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have a material adverse effect on its business, financial condition or results of operations.

A portion of BancPlus’ loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose it to credit losses.

As of March 31, 2020, approximately $332.2 million, or 15.9%, of BancPlus’ total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower and will continue to be affected by the automatic forbearance provisions of the CARES Act. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than BancPlus anticipates, exposing it to increased credit risk. In addition, a portion of BancPlus’ customer base, including customers in the real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which BancPlus’ commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose it to credit losses and could materially and adversely affect its business, financial condition or results of operations.

BancPlus’ loan portfolio contains a number of large loans to certain borrowers, and a deterioration in the financial condition of these borrowers could have a significant adverse impact on its asset quality.

BancPlus’ growth over the past several years has been partially attributable to its ability to originate and retain relatively large loans given its asset size. As of March 31, 2020, BancPlus’ 20 largest borrowing relationships represented 13.1% of its total outstanding loan portfolio, including mortgage loans held for sale, and 13.7% of its total commitments to extend credit. Along with other risks inherent in BancPlus’ loans, such as the deterioration of the underlying businesses or property securing these loans, the larger size of these loans presents a risk to its lending operations. If any of its largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, or are otherwise granted forgiveness or automatic forbearance under the CARES Act or other temporary modifications as a result of the COVID-19 pandemic, BancPlus’ nonperforming loans and its provision for loan losses could increase significantly, which could have a material adverse effect on its business, financial condition or results of operations.

BancPlus’ allowance for loan losses may prove to be insufficient to absorb losses inherent in its loan portfolio, which could have an adverse effect on its business, financial condition and results of operations.

BancPlus’ experience in the banking industry indicates that some portion of its loans will not be fully repaid in a timely manner or at all. Accordingly, BancPlus maintains an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in its loan portfolio. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires BancPlus to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. As of March 31, 2020, BancPlus’ allowance for loan losses was $21.2 million. Inaccurate management assumptions, continued deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, temporary modifications, loan forgiveness, automatic forbearance and other factors, both within and outside of BancPlus’ control, may require it to increase its allowance for loan losses. In addition, federal and state banking regulators, as an integral part of their periodic examination, review the adequacy of BancPlus’ allowance for loan losses and may direct it to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, BancPlus may need additional provision for loan losses to restore the adequacy of its allowance for loan losses. If BancPlus is required to materially increase its level of allowance for loan losses for any reason, such increases could have an adverse effect on its business, financial condition or results of operations.

In addition, in June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that will replace the current approach under U.S. Generally Accepted Accounting Principles (“GAAP”) for establishing the allowance for loan losses, which generally considers only past events and current conditions. This new standard, referred to as Current Expected Credit Loss (“CECL”), requires financial institutions to project a loan’s lifetime losses at origination, as opposed to the current framework which allows adjustments to the provision for loan and lease losses when losses are assessed as probable in an existing loan. On November 15, 2019, FASB issued a new accounting standard, which delayed the effective date for certain companies. As a result, this standard will be effective for BancPlus for interim periods and fiscal years beginning after December 15, 2022. At this time, BancPlus does not know and cannot reasonably quantify the impact of the adoption of CECL from the current incurred loss method, although the new standard is expected to generally result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. On May 14, 2018, the FDIC, Federal Reserve and Office of the Comptroller of the Currency issued a Notice of Proposed Rulemaking that would provide an optional CECL Transition Provision, which will allow a banking organization that experiences a reduction in retained earnings as of the CECL adoption date to elect to phase in the regulatory capital impact over a three-year period. A failure to effectively measure the effect of CECL may result in significant overstatement or understatement of BancPlus’ allowance for loan and lease losses, and in the event of an understatement, may necessitate that it significantly increase its allowance for loan and lease losses, which could adversely affect its net income.

Appraisals and other valuation techniques BancPlus uses in evaluating and monitoring loans secured by real property, OREO and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, BancPlus generally requires an appraisal of the property. However, in BancPlus’ rural markets, the ability to secure an appraisal may be difficult due to a lack of appraisers or lack of comparable transactions. An appraisal or other evaluation is only an estimate of the value of the property at the time the appraisal or evaluation is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, BancPlus may not be able to realize the full amount of any remaining indebtedness if it forecloses on and sells the relevant property. In addition, BancPlus relies on appraisals and other valuation techniques to establish the value of its OREO and personal property that it acquires through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, BancPlus’ consolidated financial statements may not reflect the correct value of its OREO, and its allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

The amount of nonperforming and classified assets may increase significantly, resulting in additional losses, costs and expenses.

At March 31, 2020, BancPlus had a total of approximately $19.5 million of nonperforming assets, or approximately 0.64% of total assets. In addition, total loans classified as “substandard,” “doubtful” or “loss” as of March 31, 2020 were approximately $47.3 million, or approximately 1.56% of total assets. An asset is generally considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower or by the collateral pledged, if any. Assets so classified must have one or more well-defined weaknesses that jeopardize the liquidation of the debt. “Substandard” assets include those characterized by the “distinct possibility” that BancPlus will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Should the amount of nonperforming assets increase in the future, BancPlus may incur losses, and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. An additional increase in losses due to such assets could have a material adverse effect on BancPlus’ business, financial condition or results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.

Nonperforming assets can take significant time and resources to resolve.

Nonperforming assets adversely affect BancPlus’ net income in various ways. BancPlus generally does not record interest income on OREO or on nonperforming loans, thereby adversely affecting its income and increasing loan administration costs. In addition, when BancPlus takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value less estimated selling costs of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases BancPlus’ risk profile and may also impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. While BancPlus seeks to reduce problem assets through loan workouts, restructurings, and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond its control, could have a material effect on its business, financial condition and results of operations. In addition, the resolution of nonperforming assets can require significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. BancPlus may not experience future increases in the value of nonperforming assets.

BancPlus may be required to repurchase mortgage loans in some circumstances, which could diminish its liquidity.

Historically, BancPlus has originated its mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, BancPlus is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require BancPlus to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event it breaches these representations and warranties. In addition, BancPlus may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims, BancPlus’ liquidity could diminish, which could have an adverse effect on its business, financial condition or results of operations. BancPlus was not required to repurchase during 2019, 2018, 2017 or 2016 any material amount of mortgage loans sold into the secondary market.

BancPlus is subject to claims, litigation, and regulatory actions in the ordinary course of banking.

BancPlus may become involved in litigation matters in the ordinary course of business. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, BancPlus may in the future be subject to consent orders or other enforcement actions by its regulators. BancPlus may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding its current and/or prior business activities. Any such legal or regulatory actions may subject BancPlus to substantial compensatory or punitive damages, significant fines, penalties, obligations to change its business practices or other requirements resulting in increased expenses, diminished income and damage to its reputation. BancPlus’ involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in its favor, could also cause significant harm to its reputation and divert management’s attention from the operation of its business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

In addition, BancPlus is subject to litigation related to intellectual property. Banking and other financial services companies, such as BancPlus’, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of BancPlus’ vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to BancPlus by its vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, BancPlus may have to engage in protracted litigation. Such litigation is often expensive, time-consuming and disruptive to BancPlus’ operations and distracting to management. If BancPlus is found to infringe one or more patents or other intellectual property rights, BancPlus may be required to pay substantial damages or royalties to a third party. In certain cases, BancPlus may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase BancPlus’ operating expenses. If legal matters related to intellectual property claims are resolved against BancPlus or settled, BancPlus could be required to make payments in amounts that could have a material adverse effect on its business, financial condition or results of operations.

BancPlus is subject to environmental liability risk associated with its lending activities.

In the course of its business, BancPlus may purchase real estate, or it may foreclose on and take title to real estate. As a result, BancPlus could be subject to environmental liabilities with respect to these properties. BancPlus may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if BancPlus is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could cause a material adverse effect on BancPlus’ business, financial condition or results of operations.

The markets in which BancPlus operates are susceptible to tornadoes, flooding, natural disasters, public health crises and other catastrophic events, which could result in a disruption of BancPlus’ operations and increases in loan losses.

A significant portion of BancPlus’ business is generated from markets that have been, and may continue to be, susceptible to damage by major seasonal flooding, tornadoes, hurricanes and other natural disasters and adverse weather. Natural disasters can disrupt BancPlus’ operations, cause widespread property damage, and severely depress the local economies in which it operates. Additionally, acts of war or terrorism and other adverse external events could have a significant impact on BancPlus’ business, financial condition or operations. If the economies in BancPlus’ primary markets experience an overall decline as a result of a natural disaster, adverse weather, a public health crisis or other catastrophic event, demand for loans and BancPlus’ other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and loan losses may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a disaster. A natural or man-made disaster could, therefore, result in decreased revenue and loan losses that could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

The small to medium-sized businesses to which BancPlus lends may be more vulnerable to adverse business developments, which may impair BancPlus’ borrowers’ ability to repay loans.

BancPlus focuses its business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. This may be especially true given the effects of the

COVID-19 pandemic. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which BancPlus operates and small to medium-sized businesses are adversely affected, or BancPlus’ borrowers are otherwise harmed by adverse business developments, this, in turn, could have a material adverse effect on its business, financial condition or results of operations.

The borrowing needs of BancPlus’ customers may increase, especially during a challenging economic environment, which could result in increased borrowing against BancPlus’ contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of BancPlus’ customers under these credit commitments have historically been lower than the contractual amount of the commitments. Because of the credit profile of its customers, BancPlus typically has a substantial amount of total unfunded credit commitments, which is not reflected on its balance sheet. As of March 31, 2020, BancPlus had $519.0 million in unfunded credit commitments to its customers. Actual borrowing needs of BancPlus’ customers may exceed BancPlus’ expectations, especially during a challenging economic environment when customers’ companies may be more dependent on BancPlus’ credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financing from other sources. The COVID-19 pandemic and the resulting stresses on the economy has substantially increased, and continue to increase, the borrowing needs of customers. This could adversely affect BancPlus’ liquidity, which could impair its ability to fund operations and meet obligations as they become due. Any failure to meet BancPlus’ unfunded credit commitments in accordance with the actual borrowing needs of its clients could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

Interest rate shifts could reduce net interest income.

The majority of BancPlus’ banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, BancPlus’ earnings depend to a great extent upon the level of its net interest income, or the difference between the interest income it earns on loans, investments and other interest earning assets, and the interest it pays on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease BancPlus’ net interest income depending on the make-up of its assets and liabilities. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of March 31, 2020, 33.6% of BancPlus’ interest earning assets and 12.6% of its interest-bearing liabilities were variable rate. These percentages of variable rate balances, as well as the terms of BancPlus’ fixed rate interest-bearing balances resulted in a slightly asset sensitive balance sheet as March 31, 2020. Assuming a stable product mix, no change in customer behavior, no change in yield curve and stability of related items, BancPlus’ net interest income would increase with rising interest rates and decrease with falling interest rates.

Additionally, an increase in interest rates may, among other things, reduce the demand for loans, decrease loan repayment rates, and increase early withdrawals on term deposits. A decrease in the general level of interest rates, including the Federal Reserve Board’s sharp reduction in interest rates in response to the economic and financial effects of COVID-19, may affect BancPlus through, among other things, increased prepayments on its loan portfolio and its cost of funds may not fall as quickly as yields on earning assets. BancPlus’ asset-liability management strategy may not be effective in mitigating exposure to the risks related to changes in market interest rates.

A lack of liquidity could impair BancPlus’ ability to fund operations.

Liquidity is essential to BancPlus’ business, and BancPlus monitors its liquidity and manages its liquidity risk at the BancPlus and BankPlus levels. BancPlus relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of its loans and investment securities, respectively, to ensure that it has adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale of BancPlus’ investment securities, the sale of loans, and other sources could have a substantial negative effect on BancPlus’ liquidity. BancPlus’ most important source of funds is deposits, and its future growth will largely depend on its ability to retain and grow its deposit base. Deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of BancPlus’ control, such as increasing competitive pressures for deposits, including when customers perceive alternative investments as providing a better risk/return tradeoff, changes in interest rates and returns on other investment classes, customer perceptions of BancPlus’ financial health and general reputation, or a loss of confidence by customers in BancPlus’ or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. If customers move money out of bank deposits and into other investments such as money market funds,

BancPlus would lose a relatively low-cost source of funds, increasing its funding costs and reducing its net interest income and net income.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities. BancPlus has the ability to borrow from Federal Home Loan Bank of Dallas and the Federal Reserve Bank of St. Louis, which provides it access to a secondary source of funds. BancPlus may also borrow funds from third-party lenders, such as other financial institutions, and has access to other funding avenues, including the Paycheck Protection Program Liquidity Facility. An additional source of funds is the proceeds from the issuance and sale of BancPlus’ equity and debt securities to investors. BancPlus’ access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable to it, could be impaired by factors that affect BancPlus directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, including negative impacts on the economy and markets caused by the COVID-19 pandemic. BancPlus’ access to funding sources could also be affected by a decrease in the level of its business activity as a result of a downturn in its primary market area or by one or more adverse regulatory actions against it.

Any decline in available funding could adversely impact BancPlus’ ability to originate loans, invest in securities, meet its expenses, or to fulfill obligations such as repaying its borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity and could, in turn, have an adverse effect on its business, financial condition or results of operations. In addition, because BancPlus’ primary asset at the holding company level is BankPlus, BancPlus’ liquidity at the holding company level depends primarily on its receipt of dividends from BankPlus. If BankPlus is unable to pay dividends to BancPlus for any reason, BancPlus may be unable to satisfy its holding company level obligations, which include funding operating expenses, debt service and dividends.

The fair value of BancPlus’ investment securities can fluctuate due to factors outside of its control.

As of March 31, 2020, the fair value of BancPlus’ portfolio of available for sale investment securities was approximately $274.3 million, which included a net unrealized gain of approximately $6.5 million. Factors beyond BancPlus’ control can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions, defaults by the issuer, changes in market interest rates and instability in the capital markets. Many factors could cause other-than-temporary impairments and realized or unrealized losses in future periods. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

BancPlus’ current asset mix and its current investments may not be indicative of its future asset mix and investments, which may make it difficult to predict its future financial and operating performance.

Certain factors make it difficult to predict BancPlus’ future financial and operating performance including, among others: (i) BancPlus’ current asset mix may not be representative of its anticipated future asset mix and may change as BancPlus continues to execute on its plans for organic loan origination and banking activities and potentially grow through future acquisitions; (ii) BancPlus’ significant liquid securities portfolio may not necessarily be representative of its future liquid securities position; and (iii) BancPlus’ cost structure and capital expenditure requirements during the periods for which financial information is available may not be reflective of its anticipated cost structure and capital spending as BancPlus continues to realize efficiencies in its business, integrates future acquisitions and continues to grow its organic banking platform.

If BancPlus fails to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, it may not be able to accurately report its financial results or prevent fraud.

BancPlus is subject to the reporting requirements of Section 15(d) of the Exchange Act and to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) . The Sarbanes-Oxley Act requires, among other things, that BancPlus maintain effective disclosure controls and procedures, and internal control over financial reporting. BancPlus expects that the requirements of the Exchange Act, the Sarbanes-Oxley Act and associated rules and regulations will continue to increase its legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on its personnel, systems and resources.

BancPlus’ current controls and any new controls that it develops may become inadequate because of changes in conditions in its business. Further, weaknesses in BancPlus’ disclosure controls or its internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in the implementation or improvement of such controls, could harm BancPlus’ results of operations or cause it to fail to meet its reporting obligations and may result in a restatement of BancPlus’ financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of BancPlus’ internal control over financial reporting that it will eventually be required to include in its periodic reports that will be filed with the U.S. Securities and Exchange Commission (“SEC”).

BancPlus’ independent registered public accounting firm is not required to formally attest to the effectiveness of BancPlus’ internal control over financial reporting until after BancPlus is no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), but no later than December 31, 2025. At such time, BancPlus’ independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which BancPlus’ internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on BancPlus’ business and results of operations and could cause a decline in the price of its common stock.

Material weaknesses in BancPlus’ financial reporting or internal controls could result in a material misstatement in BancPlus’ financial statements and could materially and adversely affect its business.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of BancPlus’ annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, BancPlus would have to disclose in periodic reports it files with the SEC any material weakness in its internal control over financial reporting. The existence of a material weakness would preclude management from concluding that BancPlus’ internal control over financial reporting is effective and would preclude its independent auditors from expressing an unqualified opinion on the effectiveness of its internal control over financial reporting. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.

BancPlus cannot be certain that, at some point in the future, material weaknesses will not be identified or its internal control systems will not fail to detect a matter they are designed to prevent, and failure to remedy such material weaknesses could result in a material misstatement in BancPlus’ financial statements and have a material adverse impact on its business, financial condition or results of operations. The identification of any additional material weakness could also result in investors losing confidence in BancPlus’ internal control systems and questioning its reported financial information, which, among other things, could have a negative impact on the price of BancPlus common stock. Additionally, BancPlus could become subject to increased regulatory scrutiny and a higher risk of shareholder litigation, which could result in significant additional expenses and require additional financial and management resources.

Reforms to and uncertainty regarding London Inter-Bank Offered Rate (“LIBOR”) may adversely affect our business.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will no longer compel banks to submit rates for the calculation of LIBOR by the end of 2021. This indicates that LIBOR will be discontinued on December 31, 2021. In June 2017, the U.S. Federal Reserve Bank’s Alternative Reference Rates Committee (“ARRC”) selected the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative rate to LIBOR. SOFR differs from LIBOR in two respects: SOFR is a single overnight rate, while LIBOR includes rates of several tenors, and SOFR is deemed a credit risk-free rate while LIBOR incorporates an evaluation of credit risk. The ARRC and other entities intend for the transition to be economically neutral. The Federal Reserve Bank of New York has proposed a methodology for generating SOFRs of three different tenors and plans to publish an index on a daily basis beginning in the first half of 2020. The ARRC has developed a methodology for adjusting SOFR to reflect the risk considerations that underlie LIBOR. On July 12, 2019, the SEC issued a statement on LIBOR transition, indicating the significant impact that the discontinuation of LIBOR could have on financial markets and market participants. BancPlus has been closely monitoring the impact of COVID-19 and any potential delay in the cessation of LIBOR. Although the FCA has expressed that it is assessing the potential impacts of COVID-19 on transition timelines, the target date currently remains unchanged. The transition, if not sufficiently planned for and managed by BancPlus, could adversely affect BancPlus’ financial condition and results of operation by, among other things, resulting in BancPlus incurring significant expenses in effecting the transition and subjecting BancPlus to disputes or additional scrutiny in connection with its use of substitute indices.

If BancPlus chooses to engage in derivative transactions, it will be exposed to additional credit and market risk.

BancPlus may choose to use interest rate swaps to help manage its interest rate risk from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes it to interest rate risk or risks inherent in customer related derivatives. BancPlus may choose to use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. BancPlus’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts principally related to its fixed rate loan assets. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, BancPlus would be exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what BancPlus expected when it entered into the derivative transaction. The existence of credit and market risk associated with BancPlus’ derivative instruments could adversely affect its net interest income and, therefore, could have a material adverse effect on its business, financial condition or results of operations.

Risks Related to the Regulation of BancPlus’ Industry

The ongoing implementation of the Dodd-Frank Act and the 2018 Act could require significant management attention and resources and subject BancPlus to more stringent regulatory requirements.

On July 21, 2010, the Dodd-Frank Act was signed into law, and the process of implementation is ongoing. The Dodd-Frank Act imposes significant regulatory and compliance changes on many industries, including BancPlus’. Even today, the changes resulting from the Dodd-Frank Act may impact the profitability of BancPlus’ business activities, require changes to certain of its business practices, require the development of new compliance infrastructure, impose upon BancPlus more stringent capital, liquidity and leverage requirements or otherwise adversely affect BancPlus’ business. These changes may also require BancPlus to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely affect BancPlus’ business, financial condition or results of operations.

The 2018 Act mandates a roll-back of many of the requirements of the Dodd-Frank Act in a number of areas, some of which were implemented upon effectiveness of the 2018 Act on May 24, 2018. Among these changes are changes to mortgage rules, the creation of the CBLR and simplification of financial reports. Whether these implementations may result in cost savings or otherwise have a positive effect on BancPlus’ business, financial condition or results of operations is unknown.

BancPlus is subject to stringent capital requirements, which may result in lower returns on equity, require BancPlus to raise additional capital, limit growth opportunities or result in regulatory restrictions.

Beginning January 1, 2015, BancPlus became subject to new rules issued by the federal bank regulatory agencies (the Federal Reserve and the FDIC), commonly known as Basel III rules. The Basel III rules established a new regulatory capital standard based on common equity Tier 1, increased the minimum Tier 1 risk-based capital ratio and, as fully phased in on January 1, 2019, imposed a capital conservation buffer of at least 2.5% of common equity Tier 1 capital above the new minimum regulatory capital ratios. The U.S. version of the Basel III rules generally require BancPlus to maintain greater amounts of regulatory capital than it was required to maintain prior to implementation of such rules and may also limit or restrict how BancPlus utilizes its capital.
The 2018 Act provides for a community bank leverage ratio for banks with less than $10.0 billion that is an alternative to the Basel III rules. The federal banking agencies have by rule set the CBLR at 9.0% although in response to the COVID-19 pandemic, they have lowered it to 8.0% for the remainder of 2020 and 8.5% for calendar year 2021. A qualifying community banking organization that maintains the CBLR is exempt from risk-based capital requirements. Should BankPlus fail to maintain capital in excess of the CBLR, it will become subject to the Basel III rules.

If BankPlus does not meet minimum capital requirements, it will be subject to prompt corrective action by the FDIC. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. While BancPlus is not subject to formal capital planning requirements at its size, it has provided a capital plan to its regulators. Even if BancPlus satisfies the objectives of its capital plan and meets minimum capital requirements, it is possible that BancPlus’ regulators may ask it to raise additional capital.

BancPlus is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage BancPlus’ reputation and subject it to regulatory action or penalties.

BancPlus’ business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that it maintains and in those maintained by third parties with whom BancPlus contracts to provide data services. BancPlus also maintains important internal company data such as personally identifiable information about its employees and information relating to its operations. BancPlus is subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, BancPlus’ business is subject to the Gramm-Leach-Bliley Act which, among other things imposes certain limitations on its ability to share nonpublic personal information about its customers with nonaffiliated third parties; requires that BancPlus provide certain disclosures to customers about its information collection, sharing and security practices; and afford customers the right to “opt out” of any information sharing by BancPlus with nonaffiliated third parties (with certain exceptions); and requires that BancPlus develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on its size and complexity, the nature and scope of its activities, and the sensitivity of customer information BancPlus processes, as well as plans for responding to data security breaches.

Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that BancPlus’ collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase its costs. Furthermore, BancPlus may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with BancPlus, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), BancPlus could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of BancPlus’ measures to safeguard personal information, or even the perception that such measures are inadequate, could cause BancPlus to lose customers or potential customers for its products and services and thereby reduce its revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject BancPlus to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage its reputation and otherwise materially and adversely affect its operations or financial condition.

BancPlus’ use of third party vendors and its other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

BancPlus regularly uses third party vendors in its business, and it relies on some of these vendors for critical functions including, but not limited to, its core processing function and mortgage broker relationships. Third party relationships are subject to increasingly demanding regulatory requirements and attention by bank regulators. BancPlus expects its regulators to hold BancPlus responsible for deficiencies in its oversight or control of its third party vendor relationships and in the performance of the parties with which it has these relationships. As a result, if BancPlus’ regulators conclude that it has not exercised adequate oversight and control over its third party vendors or that such vendors have not performed adequately, BancPlus could be subject to administrative penalties or fines as well as requirements for consumer remediation, any of which could have a material adverse effect on its business, financial condition or results of operations.

BancPlus’ industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on its business, financial condition, and results of operations.

BancPlus operates in a highly regulated environment, and the laws and regulations that govern its operations, corporate governance, executive compensation and accounting principles, or changes in them, or its failure to comply with them, could subject it to regulatory action or penalties.

BancPlus is subject to extensive regulation, supervision and legal requirements that govern almost all aspects of its operations. These laws and regulations are not intended to protect BancPlus’ shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the U.S., and not shareholders or counterparties. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which BancPlus can engage, limit the dividends or distributions that BankPlus can pay to BancPlus, and that BancPlus can pay to its shareholders, and impose certain specific accounting requirements on BancPlus that may be more restrictive and may result in greater or earlier charges to earnings or reductions in BancPlus’ capital than GAAP would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. BancPlus’ failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject BancPlus to restrictions on its business activities, fines and other penalties, any of which could adversely affect its results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to BancPlus’ industry, could have a material adverse effect on its business, financial condition or results of operations.

Federal and state banking agencies periodically conduct examinations of BancPlus’ business, including compliance with laws and regulations, and its failure to comply with any supervisory actions to which it is or becomes subject to as a result of such examinations could result in regulatory action or penalties.

The Federal Reserve, the FDIC, and the Mississippi Department of Banking & Consumer Finance periodically conduct examinations of BancPlus’ business, including its compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that BancPlus’ financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of its operations had become unsatisfactory, or that BancPlus and/or BankPlus was/were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in BancPlus’ capital, to restrict its growth, to assess civil monetary penalties against it or BankPlus or BancPlus’ respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate BankPlus’ deposit insurance and place it into receivership or conservatorship. Any such regulatory action could have a material adverse effect on BancPlus’ business, results of operations, financial condition or prospects.

New activities and expansion require regulatory approvals, and failure to obtain them may restrict BancPlus’ growth.

From time to time, BancPlus may complement and expand its business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, BancPlus must receive state and federal regulatory approval before it can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, BancPlus’ financial condition, its future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the Community Reinvestment Act of 1977 (“CRA”), and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to BancPlus, or at all. BancPlus may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to BancPlus or, if acceptable to BancPlus, may reduce the benefit of any acquisition.

In addition to the acquisition of existing financial institutions, as opportunities arise, BancPlus plans to continue de novo branching as a part of its organic growth strategy. De novo branching and any acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals, or the imposition of certain conditions or restrictions as a part of such approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches could impact BancPlus’ business plans and restrict its growth.

BancPlus faces a risk of noncompliance and enforcement action with the Bank Secrecy Act, other anti-money laundering statutes and regulations and sanctions regulations.

The Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, state agencies and law enforcement officials, the U.S. Department of Justice, Drug Enforcement Administration, Office of Foreign Assets Control (“OFAC”), and the Internal Revenue Service (“IRS”). BancPlus is also subject to increased scrutiny of compliance with the rules enforced by OFAC. To comply with regulations, guidelines and examination procedures in these areas, BancPlus has dedicated significant resources to its anti-money laundering program and OFAC compliance. If BancPlus’ policies, procedures and systems are deemed deficient, BancPlus could be subject to liability, including fines and regulatory actions, which may include restrictions on its ability to pay dividends and inability to obtain regulatory approvals to proceed with certain aspects of its business plan, including acquisitions and de novo branching. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for BancPlus.

BancPlus is subject to numerous laws designed to protect consumers, including fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under fair lending laws and regulations could result in a wide variety of direct or indirect negative consequences, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on BancPlus’ business, financial condition, results of operations or prospects.

In addition, financial institutions face scrutiny on actions and policies that are deemed to adversely impact consumers under Section 5 of the Federal Trade Commission Act for unfair, deceptive or abusive acts and practices. The Consumer Financial Protection Bureau (“CFPB”) and bank regulators are responsible for enforcing Section 5. Section 5 has been applied to perceived customer abuse in connection with account openings and fees charged where inadequate or no services are rendered for which charges were imposed, as well as other instances where consumers may have been misled through bank disclosures.

Failure by BankPlus to perform satisfactorily on its CRA evaluations could make it more difficult for BancPlus’ business to grow.

The performance of a bank under the CRA in meeting the credit needs of its community is a factor that must be taken into consideration when the federal banking agencies evaluate applications related to mergers and acquisitions, as well as branch opening and relocations. If BankPlus is unable to maintain at least a “satisfactory” CRA rating, its ability to complete the acquisition of another financial institution or open a new branch will be adversely impacted. If BankPlus received an overall CRA rating of less than “satisfactory,” the FDIC would not re-evaluate its rating until its next CRA examination, which may not occur for several more years, and it is possible that a low CRA rating would not improve in the future. BankPlus received an Outstanding Rating in its most recent CRA performance evaluation, as of January 8, 2018.

Federal, state and local consumer lending laws may restrict BancPlus’ ability to originate certain mortgage loans, increase BancPlus’ risk of liability with respect to such loans, or increase the time and expense associated with the foreclosure process or prevent BancPlus from foreclosing at all.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is BancPlus’ policy not to make predatory loans, but these laws create the potential for liability with respect to BancPlus’ lending and loan investment activities. They increase BancPlus’ cost of doing business and, ultimately, may prevent BancPlus from making certain loans and cause BancPlus to reduce the average percentage rate or the points and fees on loans that BancPlus does make.

Additionally, consumer protection initiatives or changes in state or federal law, including the CARES Act and its automatic loan forbearance provisions, may substantially increase the time and expenses associated with the foreclosure process or prevent BancPlus from foreclosing at all. While historically the states in which BancPlus operates have had foreclosure laws that are favorable to lenders, a number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, and BancPlus cannot be certain that the states in which it operates will not adopt similar legislation in the future. Additionally, federal regulators have prosecuted a number of mortgage servicing companies for alleged consumer law violations. If additional new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such laws or regulations could have a material adverse effect on BancPlus’ business, financial condition or results of operation.

An expansion of federal, state and local regulations and/or the licensing of loan servicing, collections or other aspects of BancPlus’ business and sales of loans to third parties may increase the cost of compliance and the risks of noncompliance and subject BancPlus to litigation.

BancPlus services consumer loans it holds on its balance sheet. The servicing of consumer loans is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. The CARES Act permits borrowers of certain mortgage loans to direct lenders to forbear from collections of principal and interest for up to 12 months. If regulators impose new or more restrictive requirements, BancPlus may incur additional significant costs to comply with such requirements, which may further adversely affect BancPlus. In addition, were BancPlus to be subject to regulatory investigation or regulatory action regarding BancPlus’ loan modification and foreclosure practices, it could have a material adverse effect on BancPlus’ business, financial condition or results of operation.

In addition, BancPlus has sold loans to third parties. In connection with these sales, BancPlus or certain of its subsidiaries or legacy companies make or have made various representations and warranties, breaches of which may result in a requirement that BancPlus repurchase the loans, or otherwise make whole or provide other remedies to counterparties. These aspects of BancPlus’

business or its failure to comply with applicable laws and regulations could possibly lead to: civil and criminal liability; loss of licensure; damage to BancPlus’ reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect BancPlus.

Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect BancPlus’ ability to attract and retain its highest performing employees.

In April 2011 and May 2016, the federal prudential bank regulators and other federal financial agencies jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1.0 billion or more in assets, such as BancPlus and BankPlus. It cannot be determined at this time whether or when final rules will be adopted and whether compliance with any such rules will substantially affect the manner in which BancPlus structures compensation for its executives and other employees. Depending on the nature and application of the final rules, BancPlus may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, relationships that BancPlus has established with its customers may be impaired, which could in turn materially and adversely impact BancPlus’ business, financial condition or results of operations.

Increases in FDIC insurance premiums could adversely affect BancPlus’ earnings and results of operations.

The deposits of BankPlus are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. BankPlus’ regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels, other financial measurements and the level of supervisory concern that it poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized all of these powers during the financial crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce BancPlus’ profitability or limit its ability to pursue certain business opportunities, which could materially and adversely affect BancPlus’ business, financial condition or results of operations.

The Federal Reserve may require BancPlus to commit capital resources to support BankPlus.

Under longstanding Federal Reserve policy, which was codified by the Dodd-Frank Act, BancPlus is expected to act as a source of financial and managerial strength to BankPlus and to commit resources to support BankPlus. Under this “source of strength” doctrine, the Federal Reserve may require BancPlus to make capital injections into BankPlus at times when BancPlus may not be inclined to do so and may charge BancPlus with engaging in unsafe and unsound practices for failure to commit such resources. Accordingly, BancPlus could be required to provide financial assistance to BankPlus if it experiences financial distress.

Such a capital injection may be required at a time when BancPlus’ resources are limited and BancPlus may be required to borrow the funds or to raise additional equity capital to make the required capital injection. In the event of BancPlus’ bankruptcy, the bankruptcy trustee will assume any commitment by BancPlus to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of BancPlus’ general unsecured creditors, including the holders of any note obligations.

Monetary policies and regulations of the Federal Reserve could adversely affect BancPlus’ business, financial condition and results of operations.

In addition to being affected by general economic conditions, BancPlus’ earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon BancPlus’ business, financial condition or results of operations cannot be predicted.

BancPlus is subject to commercial real estate lending guidance issued by the federal banking regulators that impacts BancPlus’ operations and capital requirements.

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital may have commercial real estate concentration risk and will be subject to further regulatory scrutiny with respect to their risk management practices for commercial real estate lending. Based on BancPlus’ commercial real estate concentration as of March 31, 2020, BancPlus believes that it is in compliance with the guidelines. However, increases in BancPlus’ commercial real estate lending, particularly as BancPlus expands into metropolitan markets and makes more of these loans, could subject BancPlus to additional supervisory analysis. BancPlus cannot guarantee that any risk management practices it implements will be effective to prevent losses relating to its commercial real estate portfolio. Management has implemented controls to monitor BancPlus’ commercial real estate lending concentrations, but BancPlus cannot predict the extent to which this guidance will impact its operations or capital requirements.

Rulemaking changes implemented by the CFPB could result in higher regulatory and compliance costs that may adversely affect BancPlus’ business.

The Dodd-Frank Act established the CFPB, which has the authority to implement, examine and enforce compliance with federal consumer financial protection laws that apply to banking institutions and certain other companies. Because BankPlus has assets of less than $10.0 billion, its primary federal regulator, the FDIC, continues to examine and enforce BankPlus’ compliance with consumer financial protection laws. Rulemaking and policymaking, however, remain with the CFPB. The approach of the CFPB to interpretation and enforcement of the consumer financial protection laws has varied considerably over the years, and it is difficult to predict what actions the CFPB may take in the future. Such actions could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination. These changes could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

BancPlus may be adversely affected by the soundness of other financial institutions.

BancPlus’ ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. BancPlus has exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks and other financial intermediaries. In addition, BancPlus participates in loans originated by other institutions and syndicated transactions (including shared national credits) in which other lenders serve as the lead bank. As a result, defaults by, declines in the financial condition of, or even rumors or questions about, one or more financial institutions, financial service companies or the financial services industry generally, may lead to difficulties related to liquidity, asset quality or other problems and could lead to losses or defaults by BancPlus or by other institutions. These problems, losses or defaults could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

The rights of BancPlus’ common shareholders are generally subordinate to the rights of the holders of any debt instruments that BancPlus may issue and may be subordinate to the holders of any other series of preferred stock that BancPlus may issue in the future.

As of March 31, 2020, BancPlus had an aggregate of $57.0 million indebtedness outstanding in the form of a senior loan and trust preferred securities. BancPlus’ existing indebtedness is, and any future indebtedness that BancPlus may incur will be, senior to BancPlus common stock. BancPlus must make payments on its indebtedness before any dividends can be paid on BancPlus common stock, and, in the event of its bankruptcy, dissolution or liquidation, the holders of any indebtedness must be satisfied in full before any distributions can be made to the holders of its common stock.

The Articles of Incorporation of BancPlus (the “BancPlus Articles”) authorize the board of directors of BancPlus (the “Board”) to issue in the aggregate up to ten million shares of its preferred stock, and to determine the terms of each issue of preferred stock and any indebtedness without shareholder approval. Accordingly, you should assume that any shares of preferred stock and any indebtedness that BancPlus may issue in the future will also be senior to its common stock. As a result, holders of BancPlus common stock bear the risk that BancPlus’ future issuances of debt or equity securities or BancPlus’ incurrence of other borrowings may negatively affect the price of BancPlus common stock.

BancPlus’ dividend policy may change without notice, and its future ability to pay dividends is subject to restrictions.

Holders of BancPlus common stock are entitled to receive only such cash dividends as the Board may declare out of funds legally available for the payment of dividends. However, the amount and frequency of cash dividends, if any, will be determined by the Board after consideration of a number of factors, including, but not limited to: (1) BancPlus’ historical and projected financial condition, liquidity and results of operations; (2) BancPlus’ capital levels and needs; (3) any acquisitions or potential acquisitions that BancPlus is considering; (4) contractual, statutory and regulatory prohibitions and other limitations; (5) general economic conditions; and (6) other factors deemed relevant by the Board. BancPlus’ ability to pay dividends may also be limited on account of BancPlus’ outstanding indebtedness, as it generally must make payments on its junior subordinated debentures and its outstanding indebtedness before any dividends can be paid on BancPlus’ common stock. Finally, because BancPlus’ primary asset is its investment in the stock of BankPlus, BancPlus is dependent upon dividends from BankPlus to pay its operating expenses, satisfy its obligations and pay dividends on BancPlus common stock, and BankPlus’ ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the board of BankPlus. There are numerous laws and banking regulations and guidance that limit BancPlus’ and BankPlus’ ability to pay dividends. Therefore, there can be no assurance that BancPlus will pay any dividends to holders of its common stock, or as to the amount of any such dividends.

BancPlus’ corporate governance documents, and certain corporate and banking laws applicable to BancPlus, could make a takeover more difficult, which could adversely affect the price of BancPlus common stock.

Certain provisions of the BancPlus Articles and By-laws of BancPlus (the “BancPlus By-laws”) and corporate and federal banking laws, could make it more difficult for a third party to acquire control of BancPlus’ organization or conduct a proxy contest, even if those events were perceived by many of BancPlus’ shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to BancPlus:

◦enable the Board to issue additional shares of authorized, but unissued capital stock without further shareholder approval;
◦enable the Board to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board;
◦enable the Board to increase the size of the board and to fill vacancies caused by an increase in the number of directors, a director’s removal, resignation, death, failure to qualify, or any other cause;
◦divide the Board into three classes serving staggered three-year terms;
◦do not provide for cumulative voting in the election of directors;
◦enable the BancPlus board to amend the BancPlus By-laws without shareholder approval;
◦require a two-thirds vote of BancPlus shareholders to modify the sections of the BancPlus Articles addressing the number, term and removal of its directors, the filling of vacancies on the Board, the calling of special meetings of shareholders, limitations on certain personal liabilities of directors, director and officer indemnification and the amendment, adoption, alternation or repeal of the BancPlus By-laws;
◦not permit shareholder action by less than unanimous written consent;
◦prohibit shareholders from calling special meetings;
◦establish an advance notice procedure for director nominations and other shareholder proposals; and
◦require prior regulatory application and approval of any transaction involving control of its organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which BancPlus shareholders might otherwise receive a premium over the price of BancPlus shares.

The BancPlus By-laws designate the Madison County Chancery Court of the State of Mississippi as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by BancPlus shareholders, which could limit BancPlus shareholders’ ability to obtain a favorable judicial forum for disputes with BancPlus or its directors, officers or employees.

The BancPlus bylaws provide that, unless BancPlus consents in writing to the selection of an alternative forum, the Madison County Chancery Court of the State of Mississippi shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on BancPlus’ behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of BancPlus to BancPlus or its shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Mississippi Business Corporation Act, or (iv) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of BancPlus shall be deemed to have notice of and consented to the provisions of the BancPlus By-laws described in the preceding sentence provided, however, that shareholders will not be deemed to have waived BancPlus’ compliance with the federal securities laws and the rules and regulations thereunder. BancPlus has chosen the Madison County Chancery Court of the State of Mississippi as the exclusive forum for such causes of action because its principal executive offices are located in Ridgeland, Mississippi. BancPlus recognizes that the federal district court forum selection clause may impose additional litigation costs on shareholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the shareholders do not reside in or near Mississippi. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with BancPlus or its directors, officers or employees, which may discourage such lawsuits against BancPlus and such persons. Alternatively, if a court were to find these provisions of the BancPlus bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings,

BancPlus may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition or results of operations. The Madison County Chancery Court of the State of Mississippi may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to BancPlus than BancPlus shareholders. BancPlus’ forum selection provision is not intended to apply to claims arising under the Securities Act and the Exchange Act. To the extent the provision could be construed to apply to such claims, there is uncertainty as to whether a court would enforce the provision in such respect, and BancPlus shareholders cannot waive BancPlus’ compliance with federal securities laws and the rules and regulations thereunder.

There are substantial regulatory limitations on changes of control of bank holding companies that may discourage investors from purchasing shares of BancPlus common stock.

With limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of BancPlus’ voting stock or obtaining the ability to control in any manner the election of a majority of the directors or otherwise direct the management or policies of BancPlus without prior notice or application to, and the approval of, the Federal Reserve. Companies investing in banks and bank holding companies receive additional review and may be required to become bank holding companies, subject to regulatory supervision. Accordingly, prospective investors must be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of BancPlus common stock. These provisions could discourage third parties from seeking to acquire significant interests in BancPlus or in attempting to acquire control of BancPlus, which, in turn, could materially and adversely affect the price of BancPlus common stock.

Because BancPlus has elected to use the extended transition period for complying with new or revised accounting standards for an emerging growth company, BancPlus’ financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.

BancPlus has elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows BancPlus to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, BancPlus’ financial statements may not be comparable to companies that comply with these accounting standards and investors may have difficulty evaluating or comparing BancPlus’ business, financial results or prospects in comparison to other public companies. This may have a negative impact on the value and liquidity of BancPlus common stock. BancPlus cannot predict if investors will find its common stock less attractive because BancPlus plans to rely on this exemption.

As a reporting company subject to the reporting requirements of Section 15(d) of the Exchange Act, BancPlus incurs significant legal, accounting, insurance, compliance and other expenses.

As a reporting company, BancPlus incurs significant legal, accounting, insurance and other expenses. SEC rules require that BancPlus’ Chief Executive Officer and Chief Financial Officer periodically certify the existence and effectiveness of its internal control over financial reporting. Beginning with the time BancPlus is no longer an “emerging growth company” as defined in the JOBS Act, but no later than December 31, 2025, BancPlus will be required to engage its independent registered public accounting firm to audit and opine on the design and operating effectiveness of its internal control over financial reporting. This process will require significant documentation of policies, procedures and systems, and review of that documentation and testing of BancPlus’ internal control over financial reporting by its internal auditing and accounting staff and its independent registered public accounting firm. This process will require considerable time and attention from management, which could prevent BancPlus from successfully implementing its business initiatives and improving its business, financial condition and results of operations, strain its internal resources, and increase its operating costs. BancPlus may experience higher than anticipated operating expenses, including those associated with SEC reporting, and outside auditor fees during the implementation of these changes and thereafter.

Investment in BancPlus common stock is not an insured deposit and is subject to risk of loss.

An investment in BancPlus common stock will not be a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and as a result, you could lose some or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1*
Agreement and Plan of Share Exchange and Merger, dated September 18, 2019, by and among BancPlus Corporation, BankPlus, State Capital Corp., and State Bank & Trust Company (incorporated by reference to Annex A of the Company's Registration Statement on Form S-4, as amended, filed on February 12, 2020 (Registration No. 333-236022))

3.1	Articles of Incorporation of BancPlus Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant)
3.2	By-laws of BancPlus Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant)
4.1	Specimen Certificate for BancPlus Corporation Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 as amended (File No. 333-236022), of the Registrant)
10.1
Change in Control Agreement, dated February 12, 2020, by and between BancPlus Corporation and Kirk A. Graves (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on April 1, 2020)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Interactive Data
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancPlus Corporation

Date:	May 11, 2020	By:	/s/ William A. Ray
William A. Ray
President and Chief Executive Officer

Date:	May 11, 2020	By:	/s/ M. Ann Southerland
M. Ann Southerland
Senior Executive Vice President and Chief Financial Officer