Form 10-Q
period 2020-06-30
BANCPLUS CORP
filed 2020-08-10
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of August 7, 2020: 10,126,817

BANCPLUS CORPORATION
FORM 10-Q
For the Quarter Ended JUNE 30, 2020

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
BancPlus Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Par Value, Share and Per Share Data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets:
Cash and due from banks	$85,584	$45,475
Interest bearing deposits with banks	332,018	267,497
Federal funds sold	45,028	—
Total cash and cash equivalents	462,630	312,972
Securities available for sale	351,528	201,073
Securities held to maturity - fair value: $102,458 - 2020; $179,225 - 2019	101,772	177,854
Loans held for sale	20,175	16,092

Loans	3,340,092	2,078,997
Less: Allowance for loan losses	24,059	21,500
Net loans	3,316,033	2,057,497

Premises and equipment	100,649	75,072
Operating lease right-of-use assets	37,866	39,194
Accrued interest receivable	25,162	11,509
Goodwill	3,693	2,616
Other assets	135,222	85,185
	$4,554,730	$2,979,064

Liabilities:
Deposits	$3,996,212	$2,592,065
Advances from Federal Home Loan Bank and other borrowings	35,639	37,652
Subordinated debentures	110,998	41,238
Operating lease liabilities	42,363	43,578
Accrued interest payable	3,897	1,083
Other liabilities	25,122	11,937
Total liabilities	4,214,231	2,727,553

Redeemable common stock owned by the ESOP	57,545	79,308
Shareholders' equity:
Common Stock, par value $1.00 per share.
40,000,000 authorized at June 30, 2020 and December 31, 2019; 10,126,817 and 7,652,957 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	10,127	7,653
Unearned Employee Stock Ownership Plan compensation	(3,375)	(4,476)
Additional paid-in capital	70,173	811
Retained earnings	255,990	247,241
Accumulated other comprehensive income, net	7,584	282
	340,499	251,511
Less: Redeemable common stock owned by the ESOP	(57,545)	(79,308)
Total shareholders' equity	282,954	172,203
	$4,554,730	$2,979,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Interest income:
Interest and fees on loans	$42,720	$27,490	$69,627	$54,968
Taxable securities	2,012	1,382	3,342	2,639
Tax-exempt securities	606	914	1,369	1,862
Interest bearing bank balances and other	104	1,335	1,216	2,116
Total interest income	45,442	31,121	75,554	61,585

Interest expense:
Deposits	3,814	4,809	8,066	9,035
Short-term borrowings	—	—	2	—
Advances from Federal Home Loan Bank	80	81	160	162
Other borrowings	770	601	1,253	1,222
Total interest expense	4,664	5,491	9,481	10,419

Net interest income	40,778	25,630	66,073	51,166
Provision for loan losses	2,850	324	3,035	612
Net interest income after provision for loan losses	37,928	25,306	63,038	50,554

Other operating income:
Service charges on deposit accounts	4,454	6,870	10,984	13,484
Mortgage origination income	1,888	1,115	3,147	1,862
Debit card interchange	2,056	1,595	3,503	3,170
Securities gains, net	14	30	51	30
Other income	4,145	4,833	9,072	9,315
Total other operating income	12,557	14,443	26,757	27,861

Other operating expenses:
Salaries and employee benefits	24,572	16,139	42,187	32,086
Net occupancy expenses	3,387	2,899	6,250	5,637
Furniture, equipment and data processing expenses	5,589	3,696	9,820	7,130
Other expenses	7,292	5,438	12,344	10,107
Total other operating expenses	40,840	28,172	70,601	54,960

Income before income taxes	9,645	11,577	19,194	23,455
Income tax expense	2,406	2,376	4,279	4,517
Net income	$7,239	$9,201	$14,915	$18,938

Earnings per common share - basic	$0.72	$1.22	$1.69	$2.52
Earnings per common share - diluted	$0.72	$1.21	$1.68	$2.49

The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$7,239	$9,201	$14,915	$18,938
Other comprehensive income, net of tax:
Change in unrealized gains on securities available for sale	3,554	725	9,723	1,136
Tax effect	(885)	(181)	(2,421)	(283)
Total other comprehensive income, net of tax	2,669	544	7,302	853
Comprehensive income	$9,908	$9,745	$22,217	$19,791
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

			Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Income	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Common Stock				Retained Earnings
	Shares	Amount

April 1, 2020	7,655,185	$7,655	$(4,184)	$1,182	$252,264	$4,915	$(79,730)	182,102

Net income	—	—	—	—	7,239	—	—	7,239
Other comprehensive income, net	—	—	—	—	—	2,669	—	2,669
Acquisition of State Capital Corp.	2,453,827	2,454	—	68,707	—	—	—	71,161
Issuance of restricted stock	17,805	18	—	(18)	—	—	—	—
Stock based compensation	—	—	—	302	—	—	—	302
Net change fair value of ESOP shares	—	—	—	—	—	—	22,185	22,185
Common stock released by ESOP	—	—	809	—	—	—	—	809
Dividends declared ($0.35 per share)	—	—	—	—	(3,513)	—	—	(3,513)
June 30, 2020	10,126,817	$10,127	$(3,375)	$70,173	$255,990	$7,584	$(57,545)	$282,954

January 1, 2020	7,652,957	$7,653	$(4,476)	$811	$247,241	$282	$(79,308)	172,203

Net income	—	—	—	—	14,915	—	—	14,915
Other comprehensive income, net	—	—	—	—	—	7,302	—	7,302
Acquisition State Capital Corp.	2,453,827	2,454	—	68,707	—	—	—	71,161
Issuance of restricted stock	20,305	20	—	(20)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(272)	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	685	—	—	—	685
Net change in fair value of ESOP shares	—	—	—	—	—	—	21,763	21,763
Common stock released by ESOP	—	—	1,101	—	—	—	—	1,101
Dividends declared ($0.70 per share)	—	—	—	—	(6,166)	—	—	(6,166)
June 30, 3020	10,126,817	10,127	(3,375)	70,173	255,990	7,584	(57,545)	282,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)
(In Thousands, Except Share and Per Share Data)

			Class A		Class B		Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Common Stock		Common Stock		Common Stock				Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount

April 1, 2019	7,617,058	$7,617	—	$—	—	$—	$(2,716)	$207	$227,815	$(162)	$(76,136)	$156,625

Net income	—	—	—	—	—	—	—	—	9,201	—	—	9,201
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	544	—	544
Issuance of restricted stock	1,963	2	—	—	—	—	—	(2)	—	—	—	—
Stock based compensation	—	—	—	—	—	—	—	207	—	—	—	207
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	—	—	(1,635)	(1,635)
Common stock released by ESOP	—	—	—	—	—	—	246	—	—	—	—	246
Common stock acquired by ESOP	—	—	—	—	—	—	(1,483)	—	—	—	—	(1,483)
Dividends declared ($0.32 per share)	—	—	—	—	—	—	—	—	(2,416)	—	—	(2,416)
June 30, 2019	7,619,021	$7,619	—	$—	—	$—	$(3,953)	$412	$234,600	$382	$(77,771)	$161,289

January 1, 2019	—	$—	7,476,989	$7,477	115,005	$115	$(2,962)	$180	$225,723	$(471)	$(70,507)	$159,555

Net income	—	—	—	—	—	—	—	—	18,938	—	—	18,938
Impact of adoption of ASU 2016-02 related to leases	—	—	—	—	—	—	—	—	(5,240)	—	—	(5,240)
Conversion of Class A and B Common Stock to Common Stock	7,591,994	7,592	(7,476,989)	(7,477)	(115,005)	(115)	—	—	—	—	—	—
Issuance of restricted stock	27,944	28	—	—	—	—	—	(28)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(917)	(1)	—	—	—	—	—	(45)	—	—	—	(46)
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	853	—	853
Stock based compensation	—	—	—	—	—	—	—	305	—	—	—	305
Net change in fair value of ESOP shares	—	—	—	—	—	—	—	—	—	—	(7,264)	(7,264)
Common stock released by ESOP	—	—	—	—	—	—	492	—	—	—	—	492
Common stock acquired by ESOP	—	—	—	—	—	—	(1,483)	—	—	—	—	(1,483)
Dividends declared ($0.64 per share)	—	—	—	—	—	—	—	—	(4,821)	—	—	(4,821)
June 30, 2019	7,619,021	$7,619	—	$—	—	$—	$(3,953)	$412	$234,600	$382	$(77,771)	$161,289
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income per condensed consolidated statements of income	$14,915	$18,938
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,035	612
Depreciation and amortization	2,980	2,511
Net loss on sales of premises and equipment	5	127
Net gain on sales of other real estate owned	(230)	(90)
Write-downs of other real estate	80	—
Deferred income tax expense	478	4,459
Federal Home Loan Bank stock dividends	(35)	(61)
Common stock released by ESOP	1,101	492
Stock based compensation expense	685	305
Origination of loans held for sale	(167,703)	(89,807)
Proceeds from loans held for sale	164,123	84,467
Earnings on bank-owned life insurance	(856)	(819)
Net change in:
Accrued interest receivable and other assets	(2,770)	(2,490)
Accrued interest payable and other liabilities	(3,905)	(562)
Net cash from operating activities	11,903	18,082

Cash flows from investing activities:
Purchases of securities available for sale	(55,337)	(52,230)
Maturities and calls of securities available for sale	77,714	37,316
Purchases of securities held to maturity	(161)	(16,294)
Maturities, prepayments and calls of securities held to maturity	7,226	65,603
Net increase in loans	(382,120)	(45,842)
Purchases of premises and equipment	(3,209)	(3,709)
Proceeds from sales of premises and equipment	30	497
Proceeds from sales of other real estate owned	2,718	8,938
Investment in unconsolidated entities, net	(68)	(394)
Cash received in excess of cash paid for acquisition	75,303	—
Net cash used in investing activities	(277,904)	(6,115)

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$406,099	$22,132
Money market, negotiable order of withdrawal, and savings deposits	(1,138)	110,753
Certificates of deposit	(25,165)	(10,225)
Payments on long-term FHLB advances	(14,825)	(143)
Proceeds from issuance of subordinated debentures	60,000	—
Payment of subordinated debt issuance costs	(1,386)	—
Payments on other borrowings	(1,750)	(1,750)
Common stock acquired by ESOP	—	(1,483)
Cash dividends paid on common stock	(6,166)	(4,821)
Shares withheld to pay taxes on restricted stock vesting	(10)	(46)
Net cash from financing activities	415,659	114,417

Net change in cash and cash equivalents	149,658	126,384

Cash and cash equivalents at beginning of period	312,972	145,197

Cash and cash equivalents at end of period	$462,630	$271,581

Supplemental cash flow information:
Interest paid	$6,667	$10,403
Federal and state income tax payments	—	950
Acquisition of real estate in non-cash foreclosures	5,812	1,608
Fair value of assets acquired net of liabilities assumed	70,096	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation
BancPlus Corporation (the “Company”) is a bank holding company headquartered in Ridgeland, Mississippi operating in one reportable segment. BankPlus (the “Bank”), the principal operating subsidiary and sole banking subsidiary of the Company, is a commercial bank primarily engaged in the business of commercial and consumer banking. In addition to general and consumer banking, other products and services offered though the Bank’s subsidiaries include certain insurance and annuity services, asset and investment management and financial planning services.
The unaudited interim condensed consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest, and reflect all adjustments (consisting of normal recurring adjustments) that are necessary in the opinion of the Company’s management to fairly present the financial position, results of operations and cash flows of the Company. They have been derived from the audited consolidated financial statements for the fiscal year ended December 31, 2019; however, certain notes and information have been omitted from the interim periods. Therefore, these unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The accounting and financial reporting policies followed by the Company conform, in all material respects, to the accounting principles generally accepted in the United States and to general practices within the financial services industry. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Particularly given the effects of the COVID-19 pandemic, the allowance for loan losses, provision for loan losses, the fair value of financial instruments and the status of contingencies are particularly subject to change. Material estimates that are subject to significant change in the near term are the allowance for loan losses, provision for loan losses, valuation of other real estate owned and fair values of financial instruments. Actual results could differ from these estimates.
Recently Adopted Accounting Standards
Accounting Standards Update 2019-04 (“ASU 2019-04”), “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” In April 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-04 to clarify that the reclassification of a debt security from held-to-maturity (“HTM”) to available-for-sale (“AFS”) under the transition guidance in Accounting Standards Update 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” would not (1) call into question the classification of other HTM securities, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security. As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities. The Company did not reclassify any securities from HTM to AFS upon adoption of ASU 2017-12. ASU 2019-04 became effective as of the beginning of the first annual period after its issuance, which for the Company was January 1, 2020. See Note 4 Investment Securities for more information regarding the impact of the transfer of certain HTM debt securities to AFS.
Recently Issued But Not Yet Effective Accounting Standards
Accounting Standards Update 2016-13 (“ASU 2016-13”), “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 was originally effective for the Company for annual and interim periods beginning on January 1, 2021. Subsequently, FASB approved a deferral of the effective date. ASU 2016-13 will now be effective for the Company for annual and interim periods beginning on January 1, 2023. The Company has formed a cross functional team that is assessing data and system needs and evaluating the impact of adopting the new guidance. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the Company adopts the new standard, but has not yet determined the magnitude of the one-time adjustment or the overall impact on the Company’s consolidated financial statements.
Accounting Standards Update 2020-04 (“ASU 2020-04”), “Reference Rate Reform - Topic 848.” In March 2020, the FASB issued ASU 2020-04 which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications, hedge accounting, and other transactions affected that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The company is still evaluating the impact of ASU 2020-04, but does not expect it to have a material impact on the Company’s consolidated financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2020	2019	2020	2019
Net income	$7,239	$9,201	$14,915	$18,938

Weighted average common shares outstanding	10,038	7,546	8,807	7,530
Diluted effect of unallocated stock	72	73	75	83
Diluted common shares	10,110	7,619	8,882	7,613

Basic earnings per common share	$0.72	$1.22	$1.69	$2.52
Diluted earnings per common share	$0.72	$1.21	$1.68	$2.49

Note 3: Business Combination

On April 1, 2020, the Company completed its previously announced merger with State Capital Corp. (“SCC”), the holding company of State Bank & Trust Company ("State Bank"). Pursuant to the terms of the Agreement and Plan of Share Exchange and Merger, dated September 18, 2019, by and among the Company, BankPlus, SCC, and State Bank (the "Merger Agreement"), following BancPlus' acquisition of SCC by a statutory share exchange, SCC was merged with and into BancPlus, with BancPlus surviving the merger (the "Merger"). Immediately thereafter, State Bank was merged with and into BankPlus, with BankPlus surviving the merger. As a result of the merger, the Company’s geographic footprint expanded in Mississippi, Louisiana and Alabama providing access to new markets and deposits.

Pursuant to the Merger Agreement, holders of SCC common stock received 0.6950 shares of BancPlus common stock, par value $1.00 per share, for each share of SCC common stock, par value $1.25 per share, held immediately prior to the effective time of the Merger, plus cash in lieu of fractional shares. BancPlus issued 2,453,827 shares of common stock to holders of SCC common stock, in addition to approximately $12,000 in lieu of fractional shares. In the first six months of 2020, we incurred approximately $3.8 million of acquisition expenses. These expenses are recorded in other expenses and furniture, equipment and data processing expenses in the Company’s Condensed Consolidated Statement of Income for the six months ended June 30, 2020.

An estimate of fair value has been recorded based on initial valuations available as of June 30, 2020 and is considered preliminary and subject to refinement for up to one year. The excess cost over fair value of net assets acquired is recorded as goodwill. Goodwill, which reflects expanded market areas acquired in the merger and synergies expected as a result of the combined operations, is not deductible for tax purposes.

The following table reflects the consideration paid and the preliminary fair value allocation of assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Purchase price allocation:
Common stock issued		$71,161
Cash paid for fractional shares		12
Total purchase price		$71,173
Assets acquired:
Cash and due from banks	$75,315
Securities, FHLB stock and FNBB stock	97,910
Loans, net	881,229
Premises and equipment	29,968
Accrued interest receivable	3,664
Bank-owned life insurance	28,441
Core deposit intangible	5,357
Taxes receivable	9,756
Deferred tax asset, net	6,142
Other assets	3,330
Total assets acquired	$1,141,112
Liabilities assumed:
Deposits	$1,024,381
Advances from FHLB and other borrowings	14,563
Subordinated debentures	11,121
Deferred compensation	10,310
Other liabilities	10,641
Total liabilities assumed	$1,071,016
Net assets acquired		70,096
Excess of consideration paid over fair value of net assets acquired - Goodwill		$1,077

In connection with the merger, the Company recorded a $5.4 million core deposit intangible which will be amortized over 10 years. The Company also acquired loans with a fair value of $881.2 million, net of an $18.3 million fair value discount which included a credit mark discount of $11.6 million.

Revenues and earnings of the acquired company since the merger date have not been disclosed as it is not practicable as SCC was merged into BancPlus and separate financial information is not available. The following table presents unaudited pro forma information as if the merger with SCC had occurred on January 1, 2019. This pro forma information combines the historic condensed consolidated results of operations of BancPlus and SCC after giving effect to certain adjustments, including purchase accounting fair value adjustments and amortization of intangibles, as well as the related income tax effects of those adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger occurred on January 1, 2019.

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net interest income	$42,899	$39,019	$80,130	$77,640
Other operating income	12,556	15,638	28,408	31,686
Net income available to common shareholders	8,769	16,015	13,546	28,523
Earnings per common share:
Basic	$0.88	$1.60	$1.36	$2.86
Diluted	0.87	1.59	1.35	2.83

Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2020:
U.S. Government agency obligations	$12,418	$418	$—	$12,836
Residential mortgage-backed securities	239,393	7,145	—	246,538
Commercial mortgage-backed securities	18,380	495	—	18,875
Asset-backed securities	14,448	339	—	14,787
Corporate investments	8,000	122	3	8,119
State and political subdivisions	48,790	1,669	86	50,373
Total available for sale	$341,429	$10,188	$89	$351,528

December 31, 2019:
U.S. Government agency obligations	$17,999	$104	$1	$18,102
Residential mortgage-backed securities	175,696	693	510	175,879
Commercial mortgage-backed securities	3,002	8	—	3,010
Corporate investments	4,000	82	—	4,082
Total available for sale	$200,697	$887	$511	$201,073
The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2020:
States and political subdivisions	$101,772	$686	$—	$102,458
Total held to maturity	$101,772	$686	$—	$102,458

December 31, 2019:
U.S. Government agency obligations	$5,000	$3	$—	$5,003
Residential mortgage-backed securities	1,071	41	—	1,112
States and political subdivisions	171,783	1,339	12	173,110
Total held to maturity	$177,854	$1,383	$12	$179,225
All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies.

In the first quarter of 2020, the Company elected to reclassify certain prepayable debt securities from held to maturity to available for sale. Prepayable debt securities with a carrying value of $66.5 million were transferred from held-to-maturity to available for sale. The reclassified securities primarily consisted of bonds issued by states and political subdivisions.
Provided below is a summary of investment securities that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
June 30, 2020:
Available for sale:
Corporate investments	$997	$3	$—	$—	$997	$3
States and political subdivisions	2,883	86	—	—	2,883	86
	$3,880	$89	$—	$—	3,880	$89

Held to maturity:
States and political subdivisions	$1,950	$—	$—	$—	$1,950	$—

December 31, 2019:
Available for sale:
U. S. Government agency obligations	$—	$—	$4,999	$1	4,999	$1
Residential mortgage-backed securities	92,323	466	2,240	44	94,563	$510
	$92,323	$466	$7,239	$45	99,562	$511
Held to maturity:
States and political subdivisions	$2,656	$8	$2,766	$4	$5,422	$12
The number of debt securities in an unrealized loss position decreased from 36 at December 31, 2019 to 3 at June 30, 2020. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2020.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
June 30, 2020:
One year or less	$3,567	$3,586	$15,053	$15,101
After one through five years	22,344	22,862	42,730	42,972
After five through ten years	52,685	54,271	40,442	40,839
After ten years	262,833	270,809	3,547	3,547
	$341,429	$351,528	$101,772	$102,459

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
June 30, 2020	$316,575	$326,123	$60,596	$61,268

December 31, 2019	$124,854	$125,103	$123,978	$125,241

Note 5: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	June 30, 2020	December 31, 2019
Secured by real estate:
Residential properties	$750,165	$555,413
Construction and land development	334,680	230,931
Farmland	222,797	162,991
Other commercial	1,175,879	664,145
Total real estate	2,483,521	1,613,480
Commercial and industrial loans	680,312	333,834
Agricultural production and other loans to farmers	98,911	70,145
Consumer and other loans	77,348	61,538
Total loans before allowance for loan losses	$3,340,092	$2,078,997
Loans are stated at the amount of unpaid principal, before allowance for loan losses. Interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding.
Loan Origination/Risk Management/Credit Concentration - The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company’s Board of Directors reviews and approves these policies and procedures on a regular basis. Although the Company has a diversified loan portfolio, the Company has concentrations of credit risks related to the real estate market, including residential, commercial, and construction and land development lending. Most of the Company’s lending activity occurs within Mississippi, Louisiana, and Alabama.
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

The following table presents the recorded investment in nonaccrual loans, segregated by class.

(In thousands)	June 30, 2020	December 31, 2019
Secured by real estate:
Residential properties	$4,696	$2,419
Construction and land development	400	390
Farmland	—	—
Other commercial	8,812	9,034
Total real estate	13,908	11,843
Commercial and industrial loans	35	67
Agricultural production and other loans to farmers	97	62
Consumer and other loans	183	187
Total nonaccrual loans	$14,223	$12,159
An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
June 30, 2020
Secured by real estate:
Residential properties	$4,855	$2,793	$7,648	$742,517	$750,165	$1,238
Construction and land development	182	5	187	334,493	334,680	5
Farmland	449	175	624	222,173	222,797	175
Other commercial	2,681	655	3,336	1,172,543	1,175,879	48
Total real estate	8,167	3,628	11,795	2,471,726	2,483,521	1,466
Commercial and industrial loans	631	255	886	679,426	680,312	255
Agricultural production and other loans to farmers	1,612	185	1,797	97,114	98,911	126
Consumer loans	336	94	430	76,918	77,348	93
Total	$10,746	$4,162	$14,908	$3,325,184	$3,340,092	$1,940

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
December 31, 2019
Secured by real estate:
Residential properties	$6,262	$2,610	$8,872	$546,541	$555,413	$1,745
Construction and land development	688	—	688	230,243	230,931	—
Farmland	253	149	402	162,589	162,991	149
Other commercial	1,227	724	1,951	662,194	664,145	418
Total real estate	8,430	3,483	11,913	1,601,567	1,613,480	2,312
Commercial and industrial loans	375	255	630	333,204	333,834	235
Agricultural production and other loans to farmers	400	20	420	69,725	70,145	20
Consumer loans	795	51	846	60,692	61,538	51
Total	$10,000	$3,809	$13,809	$2,065,188	$2,078,997	$2,618

Impaired Loans - Impaired loans include nonperforming loans, loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties, and certain other loans identified by management. Certain other loans identified by management consist of performing loans with specific allocations of the allowance for loan loss. Impaired loans or portions thereof, are charged-off when deemed uncollectible. The principal, recorded balance, and related allowance on impaired loans while classified as impaired at June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$8,649	$6,057	$—
Construction and land development	4,169	2,114	—
Farmland	10,775	10,521	—
Other commercial	5,540	3,631	—
Total real estate	29,133	22,323	—
Commercial and industrial	358	35	—
Agricultural production and other loans to farmers	156	97	—
Consumer and other loans	231	183	—
Total	$29,878	$22,638	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$1,119	$1,119	$14
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	9,579	9,514	3,594
Total real estate	10,698	10,633	3,608
Commercial and industrial	419	419	34
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	$11,117	$11,052	$3,642
Total impaired loans	$40,995	$33,690	$3,642

	December 31, 2019
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$4,789	$3,789	$—
Construction and land development	3,919	2,009	—
Farmland	10,993	10,937	—
Other commercial	3,893	2,400	—
Total real estate	23,594	19,135	—
Commercial and industrial	384	67	—
Agricultural production and other loans to farmers	75	62	—
Consumer and other loans	211	187	—
Total	$24,264	$19,451	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$1,127	$1,127	$11
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	10,114	10,076	3,325
Total real estate	11,241	11,203	3,336
Commercial and industrial	427	427	34
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	11,668	11,630	3,370
Total impaired loans	$35,932	$31,081	$3,370

(1)Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge-offs and payments applied.
The average recorded investment and interest recognized for impaired loans for the three and six months ended June 30, 2020 and 2019 are presented below.

	Three Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
(In thousands)	Investment	Recognized	Investment	Recognized
Secured by real estate:
Residential properties	$5,557	$37	$5,723	$37
Construction and land development	2,006	30	2,091	35
Farmland	10,453	126	—	—
Other commercial	11,961	57	12,150	88
Total real estate	29,977	250	19,964	160
Commercial and industrial	460	6	673	8
Agricultural production and other loans to farmers	73	—	85	—
Consumer loans	183	—	186	—
Total	$30,693	$256	$20,908	$168

	Six Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
(In thousands)	Investment	Recognized	Investment	Recognized
Secured by real estate:
Residential properties	$5,192	$76	$5,136	$74
Construction and land development	2,008	65	2,252	90
Farmland	10,518	255	195	—
Other commercial	11,621	115	12,288	159
Total real estate	29,339	511	19,871	323
Commercial and industrial	467	13	683	15
Agricultural production and other loans to farmers	68	—	85	—
Consumer loans	183	—	93	—
Total	$30,057	$524	$20,732	$338
The following table illustrates the impact of modifications classified as TDRs for the periods presented.

	Number	Balance	Balance
(Dollars in thousands)	of Loans	Prior to TDR	at Period End
June 30, 2020
Secured by real estate:
Construction and land development	1	$95	$94
Total	1	$95	$94

December 31, 2019
Secured by real estate:
Other commercial	2	$7,493	$7,493
Total	2	$7,493	$7,493

Although there were additional modifications of terms on some loans, the prevailing modifications during the reported periods were related to converting the loans to interest only for a period of time, reductions in the interest rates, and/or extensions of payment dates or maturity dates. Because the majority of these loans were classified as impaired loans before restructuring, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The Company did not forgive any principal on the above loans. The allowance for loan losses attributable to restructured loans was $3.5 million and $3.3 million at June 30, 2020 and December 31, 2019, respectively. The Company defines a payment default as a payment received more than 90 days after its due date.

Note 6: Allowance for Loan Losses

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
The following table summarizes the credit quality of the Company’s loan portfolio by loan class for the period indicated:

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
June 30, 2020
Secured by real estate:
Residential properties	$732,312	$43	$17,626	$184	$750,165
Construction and land development	333,983	—	697	—	334,680
Farmland	210,587	—	12,210	—	222,797
Other commercial	1,158,996	—	16,662	221	1,175,879
Total real estate	2,435,878	43	47,195	405	2,483,521
Commercial and industrial	677,819	63	2,292	138	680,312
Agricultural production and other loans to farmers	98,503	91	317	—	98,911
Consumer and other loans	77,041	—	307	—	77,348

Total	$3,289,241	$197	$50,111	$543	$3,340,092

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
December 31, 2019
Secured by real estate:
Residential properties	$540,933	$177	$14,303	$—	$555,413
Construction and land development	229,933	388	610	—	230,931
Farmland	151,354	—	11,637	—	162,991
Other commercial	645,891	—	18,254	—	664,145
Total real estate	1,568,111	565	44,804	—	1,613,480
Commercial and industrial	331,693	—	2,060	81	333,834
Agricultural production and other loans to farmers	69,854	—	291	—	70,145
Consumer and other loans	61,220	—	318	—	61,538

Total	$2,030,878	$565	$47,473	$81	$2,078,997

Transactions in the allowance for loan losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate		Residential		Consumer and other	Unallocated	Total
Three Months Ended June 30, 2020
Allowance for loan losses:
Beginning balance	$2,785	$10,968		$5,406		$1,181	$830	$21,170
Provision for loan losses	608	1,604	—	604	—	(38)	72	2,850
Recoveries on loans	27	13		41		849	—	930
Loans charged off	(151)	(5)		(83)		(652)	—	(891)
Ending balance	$3,269	$12,580		$5,968		$1,340	$902	$24,059

Six Months Ended June 30, 2020
Allowance for loan losses:
Beginning balance	$2,773	$10,766		$5,568		$1,135	$1,258	$21,500
Provision for loan losses	615	1,989		537		250	(356)	3,035
Recoveries on loans	114	47		97		1,792	—	2,050
Loans charged off	(233)	(222)		(234)		(1,837)	—	(2,526)
Ending balance	$3,269	$12,580		$5,968		$1,340	$902	$24,059

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$34	$3,594		$14		$—	$—	$3,642
Collectively evaluated for impairment	3,235	8,986		5,954		1,340	902	20,417
Ending balance	$3,269	$12,580		$5,968		$1,340	$902	$24,059

(In thousands)	Commercial and Industrial	Commercial Real Estate		Residential		Consumer and other		Unallocated	Total
Three Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$3,372	$12,093		$5,808		$1,292		$1,663	$24,228
Provision for loan losses	28	(448)	—	(184)	—	508	—	420	324
Recoveries on loans	136	100		195		856		—	1,282
Loans charged off	(78)	(346)		(179)		(1,392)		—	(1,842)
Balance, end of year	$3,458	$11,399		$5,640		$1,264		$2,083	$23,844

Six Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$3,203	$12,920		$5,358		$1,134		$1,885	$24,500
Provision for loan losses	244	(1,505)		695		980		198	612
Recoveries on loans	152	362		241		1,814		—	2,569
Loans charged off	(141)	(378)		(654)		(2,664)		—	(3,837)
Ending balance	$3,458	$11,399		$5,640		$1,264		$2,083	$23,844

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$30	$3,248		$12		$—		$—	$3,290
Collectively evaluated for impairment	3,428	8,151		5,628		1,264		2,083	20,554
Ending balance	$3,458	$11,399		$5,640		$1,264		$2,083	$23,844

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
June 30, 2020
Individually evaluated for impairment	$454	$25,780	$7,176	$280	$33,690
Collectively evaluated for impairment	679,858	1,707,576	742,989	175,979	3,306,402
Ending balance	$680,312	$1,733,356	$750,165	$176,259	$3,340,092

December 31, 2019
Individually evaluated for impairment	$494	$25,422	$4,916	$249	$31,081
Collectively evaluated for impairment	333,340	1,032,645	550,497	131,434	2,047,916
Ending balance	$333,834	$1,058,067	$555,413	$131,683	$2,078,997

Note 7: Regulatory Matters
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
The U.S. capital rules, which in substance adopted the international Basel III Capital Rules and accordingly are referred to as the Basel III rules became effective for both the Company and Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule and fully phased in by January 1, 2019. The Basel III rules require banking institutions to comply with three minimum risk-based capital ratios for common equity tier 1 capital, tier 1 capital, and total capital, as well as a minimum leverage ratio based on tier 1 capital.

Under the Basel III rules, the Company must hold a capital conservation buffer above the minimum risk-based capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. If, after deducting the buffer amount from its Common Equity Tier 1 capital (“CET1”), Tier 1 capital, and Total capital, any of these amounts results in a risk-based capital ratio below the minimum, a banking institution will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The capital conservation buffer, which was 2.50% at June 30, 2020 and December 31, 2019, is included in the minimum capital requirements relative to risk-weighted assets in the following table. Management believes as of June 30, 2020 and December 31, 2019, the Company and Bank met Basel III minimum capital requirements to which they are subject.

The Bank is also subject to capital requirements under the prompt corrective action regime. As of June 30, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. To be categorized as well capitalized, an insured depository institution must maintain certain ratios of CET1 capital, Tier 1 capital and Total capital to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets. There are no conditions or events since that notification that management believes have changed the Bank's category. The amounts of the Bank’s capital relative to the standards for well capitalized status are set forth in the following table.
The Company’s and the Bank’s CET1 capital includes total common equity reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. In connection with the adoption of Basel III, the Company elected to opt out of the requirement to include most components of accumulated other comprehensive income (loss) in CET1 capital.
Tier 1 capital includes CET1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at June 30, 2020 and December 31, 2019 included $50.7 million and $40.0 million of trust preferred securities issued by the trusts (net of investment in the trusts), respectively. The Bank did not have any additional Tier 1 capital beyond CET1 as of June 30, 2020 and December 31, 2019.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. In addition, Tier 2 capital for the Company includes $58.6 million of subordinated debentures that were issued in the second quarter of 2020. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III.

The following table presents actual and required capital ratios for the Company and the Bank under the Basel III rules.

	Actual		Minimum requirement Phase-In Schedule		Required to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2020:
Company:
CET1 Capital to Risk-Weighted Assets	$323,671	9.24%	$245,266	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	374,341	10.68%	297,823	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	457,025	13.04%	367,900	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	374,341	8.52%	175,830	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$372,515	10.67%	$244,382	7.00%	$226,926	6.50%
Tier 1 Capital to Risk-Weighted Assets	372,515	10.67%	296,749	8.50%	279,293	8.00%
Total Capital to Risk-Weighted Assets	396,574	11.36%	366,573	10.50%	349,117	10.00%
Tier 1 Capital to Average Assets	372,515	8.40%	177,491	4.00%	221,864	5.00%

December 31, 2019:
Company:
CET1 Capital to Risk-Weighted Assets	$248,247	10.86%	$160,002	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	288,247	12.61%	194,288	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	309,747	13.55%	240,003	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	288,247	9.74%	118,373	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$284,513	12.49%	$159,469	7.00%	$148,078	6.50%
Tier 1 Capital to Risk-Weighted Assets	284,513	12.49%	193,641	8.50%	182,250	8.00%
Total Capital to Risk-Weighted Assets	306,013	13.43%	239,203	10.50%	227,813	10.00%
Tier 1 Capital to Average Assets	284,513	9.63%	118,134	4.00%	147,668	5.00%
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
Note 8: Fair Value
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

Securities - The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of June 30, 2020 or December 31, 2019. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
June 30, 2020
U.S. Government agency obligations	$12,836	$—	$12,836	$—
Residential mortgage-backed securities	246,538	—	246,538	—
Commercial mortgage-backed securities	18,875	—	18,875	—
Asset-backed securities	14,787	—	14,787	—
Corporate investments	8,119	—	8,119	—
State and political subdivisions	50,373	—	50,373	—
Total securities available for sale	$351,528	$—	$351,528	$—

December 31, 2019
U.S. Government agency obligations	$18,102	$—	$18,102	$—
Residential mortgage-backed securities	175,879	—	175,879	—
Commercial mortgage-backed securities	3,010	—	3,010	—
Corporate investments	4,082	—	4,082	—
Total securities available for sale	$201,073	$—	$201,073	$—
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses:
June 30, 2020	$30,048	$—	$—	$30,048
December 31, 2019	$27,711	$—	$—	$27,711

Other real estate owned:
June 30, 2020	$8,878	$—	$—	$8,878
December 31, 2019	$4,851	$—	$—	$4,851
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
June 30, 2020
Impaired loans, net of specific allowance	$30,048	Third-party appraisals	Selling costs	5% - 10%
		Internal evaluations of real estate, accounts receivable and inventory	Discount of book value	15% - 50%

Other real estate owned	$8,878	Third-party appraisals	Selling costs	5% - 10%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2019
Impaired loans, net of specific allowance	$27,711	Third-party appraisals	Selling costs	5% - 10%
		Internal evaluations of real estate, accounts receivable and inventory	Discount of book value	15% - 50%

Other real estate owned	$4,851	Third-party appraisals	Selling costs	5% - 10%
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
The following table presents estimated fair values of the Company’s financial instruments not previously disclosed:

	June 30, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$462,630	$462,630	$312,972	$312,972

Level 2 inputs:
Securities held to maturity	101,772	102,458	177,854	179,225
FHLB stock	5,109	5,109	2,585	2,585
Accrued interest receivable	25,162	25,162	11,509	11,509
Level 3 inputs:
Loans held for sale	20,175	20,175	16,092	16,092
Loans, net	3,316,033	3,316,064	2,057,497	2,050,169

Financial liabilities:
Level 2 inputs:
Deposits	3,996,212	3,990,205	2,592,065	2,593,910
FHLB and other borrowings	35,639	36,685	37,652	37,298
Subordinated debentures	110,998	110,998	41,238	41,238
Accrued interest payable	3,897	3,897	1,083	1,083

Note 9: Subordinated Debentures and Trust Preferred Securities

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s condensed consolidated balance sheet and will be amortized over the life of the Notes. The Notes will initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company intends to use the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

The Notes are not redeemable by the Company, in whole or in part, prior to the fifth anniversary of the original date of issue, except that the Notes may be redeemed at any time in whole but not in part in the event of a Tier 2 Capital Event, a Tax Event, or an Investment Company Event, each as defined and described in the Notes. On or after the fifth anniversary of the original date of issue, the Notes shall be redeemable on any interest payment date at the option of the Company, in whole or in part in integral multiples of $1,000, at an amount equal to 100% of the outstanding principal amount redeemed plus accrued but unpaid interest thereon. Any partial redemption will be made on a pro rata basis as to the holders of the Notes. Any redemption of the Notes is subject to any applicable regulatory requirements and approvals.

The Company also owns the outstanding common stock of business trusts that have issued preferred capital securities to third parties. These preferred capital securities have qualified as Tier I capital for the Company, subject to regulatory rules and limits. These trusts used the proceeds from the issuance of the common stock and the preferred capital securities to purchase subordinated debentures issued by the Company. These subordinated debentures are these trusts’ only assets, and quarterly interest payments on these subordinated debentures are the sole source of cash for these trusts to pay quarterly distributions on the common stock and preferred capital securities. The Company has fully and unconditionally guaranteed the trusts’ obligations with respect to the preferred capital securities.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	June 30, 2020	December 31, 2019
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$—
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	—
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	—
			$56,703	$41,238

The subordinated debentures payable to statutory trusts vary from the amount carried on the condensed consolidated balance sheet at June 30, 2020 due to the remaining purchase discount of $4.3 million, which was established upon the merger with SCC and is being amortized over the remaining life of the debentures.

Interest rates adjust quarterly for the subordinated debentures whose rates are indexed with LIBOR.

The Company has the right to redeem the subordinated debentures prior to maturity. Upon redemption of the subordinated debentures payable to a statutory trust, the trust will also liquidate its common stock and preferred capital securities.

Note 10: Employee Benefits

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
The ESOP owned 1,434,625 shares of the Company's common stock at June 30, 2020 and December 31, 2019. The ESOP entered into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock that were sold by participants in accordance with diversification provisions of the ESOP. A total of 176,786 shares were repurchased through 2011, an additional 77,000 shares were repurchased under this program in 2012, and 27,594 shares were repurchased under this program in 2019. These unallocated shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares that are used to repay the loan are treated as compensation expense.
The following table presents information related to the Company’s ESOP-owned shares.

(In thousands, except share data)	June 30, 2020	December 31, 2019
Allocated shares	1,370,113	1,355,699
Unearned shares	64,512	78,926
Total ESOP shares	1,434,625	1,434,625

Fair value of unearned shares	$2,710	$4,617

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the consolidated balance sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with SEC guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third-party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the consolidated statement of changes shareholders’ equity. The fair value of shares held by the ESOP at June 30, 2020 was $57.5 million, based on our previously disclosed appraised value of $42.00 per share of common stock. The fair value at December 31, 2019 was $79.3 million based on our previously disclosed appraised value of $58.50 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. In particular, the COVID-19 pandemic has had a significant impact on the trading markets for equity securities, including the value of equity securities of banking institutions. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

State Bank Employee Stock Ownership Plan

In connection with the Company’s merger with SCC, the State Bank & Trust Company Employee Stock Ownership Plan (“State Bank ESOP”) was amended on March 17, 2020, to be terminated effective March 31, 2020. As of March 31, 2020, all State Bank ESOP participants were fully vested in their respective account balances, no additional contributions were permitted by either the Company or the State Bank ESOP participants, and no additional participants were permitted to enter the State Bank ESOP. All shares of SCC common stock held in the State Bank ESOP were allocated to participants. The Company has no contribution obligations or compensation expense with respect to the State Bank ESOP. The Company filed a determination letter application with the Internal Revenue Service (“IRS”) to seek approval of the termination. Upon receipt of a favorable determination letter from the IRS, the Company will distribute all assets held by the State Bank ESOP in accordance with its terms.

In connection with the Merger, all shares of SCC common stock held in the State Bank ESOP were converted into shares of the Company’s common stock using the exchange ratio provided for in the Merger Agreement. Distributions from the State Bank ESOP may be either in cash or Company common stock. The shares of Company common stock distributed by the State Bank ESOP are subject to a put option so long as the Company is not publicly traded and the valuation obtained for purposes of the ESOP is used to determine the put option price under the State Bank ESOP. As of April 1, 2020 and June 30, 2020, the State Bank ESOP held 229,175 shares of Company common stock.

State Bank Defined Contribution Plan

On March 31, 2020, the State Bank & Trust Company 401(k) Plan (“State Bank 401(k)”) was amended to be terminated effective as of the same date in connection with the Merger. As of March 31, 2020, all State Bank 401(k) participants were fully vested in their respective account balances, no additional contributions were permitted by either the Company or the State Bank 401(k) participants, and no additional participants were permitted to enter into the State Bank 401(k). The Company has no contribution obligations or compensation expense with respect to the State Bank 401(k). The Company intends to file a determination letter application with the IRS to seek approval of the termination. Upon receipt of a favorable determination letter from the IRS, the Company will distribute all assets held by the State Bank 401(k) in accordance with its terms.

State Bank Defined Benefit Pension Plan

As a result of the Merger, the Company assumed the Mississippi Southern Bank Pension Plan, a defined benefit pension plan which was closed to new participants and benefits were frozen effective as of December 31, 2002. While no additional benefits accrue, the Company’s cumulative obligation is subject to adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly period ended June 30, 2020 were not material to the Company’s condensed consolidated statements of income.
Note 11: Equity

In March 2019, the Company’s Board of Directors amended its Articles of Incorporation to reclassify the existing Class A Voting Common Stock and Class B Nonvoting Common Stock into a single class of $1.00 Par Value per Share Common Stock. This reclassification had no effect on share count or total shareholders’ equity. Additionally, in March 2019, the Company’s Board of Directors authorized 10,000,000 shares of preferred stock with no par value, which may be issued from time to time and in one or more classes or series upon authorization of the Board. At June 30, 2020 and December 31, 2019, there were zero shares of preferred stock issued and outstanding.
Note 12: Stock Based Compensation
Under the Company’s long-term incentive program, executive officers are eligible to receive equity-based awards under the 2019 Long-Term Incentive Plan (“LTIP”). During the six months ended June 30, 2020, restricted stock awards (“RSAs”) constituting 20,305 shares of common stock were granted under the LTIP. RSAs granted under the LTIP generally vest over two to five years. Unvested restricted stock awards are included in the Company’s common stock outstanding. Compensation expense for RSAs granted under the LTIP is recognized over the vesting period of the awards based on the fair value of the stock at the grant date, with forfeitures recognized as they occur.
Stock based compensation that has been charged against income was $685,000 for the six months ended June 30, 2020 and $98,000 for same period of 2019. There were no forfeitures during this period. As of June 30, 2020, there was $3.3 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 3.1 years.

A summary of our equity-based award activity and related information for our RSAs is as follows:

	Six Months Ended
	June 30, 2020		June 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	69,097	$53.67	12,693	$53.00
Granted	20,305	43.85	27,944	50.00
Vested	(16,283)	50.78	(5,480)	53.00
Forfeited	—	—	—	—
End of period	73,119	$51.59	35,157	$54.68

Note 13: COVID-19

In response to the economic impact of the COVID-19 pandemic, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. It contains substantial lending, tax and spending provisions, including the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed by banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The Small Business Administration (“SBA”). manages and backs the PPP. If a loan is fully forgiven, SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by SBA. In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we must review and forward to the SBA. The SBA is expected to begin accepting forgiveness applications on August 10, 2020. On April 24, 2020, Congress enacted the Paycheck Protection Program and Healthcare Enhancement Act to, among other things, increase the available funding by $310 billion to a new total of $659 billion. The statute did not change the PPP loan application deadline of June 30, 2020, set by the CARES Act. As of June 30, 2020, we held approximately 3,944 loans for customers under the PPP totaling approximately $290.6 million. The loans have maturities ranging from June 2022 to June 2025. We expect to recognize total fee income of approximately $11.3 million over the lives of the loans.

The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. As of June 30, 2020, we had granted temporary modifications on approximately 2,686 loans totaling approximately $893 million, or 27% of total loans, primarily secured by 1-4 family residences and multi-tenant retail commercial real estate.

Economic uncertainties have arisen which may negatively affect the financial position, results of operations and cash flows of the Company. The duration of these uncertainties and ultimate financial effects cannot be reasonably estimated at this time.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references in this report to “we”, “us”, “our company”, “the Company”, or “BancPlus” refer to BancPlus Corporation. All references to “BankPlus” or “the Bank” refer to BankPlus, our wholly-owned subsidiary.
The following discussion and analysis of BancPlus’ financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in Item 1 of this report.

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
•additional loan losses and impairment of the collectability of loans, particularly as a result of the policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, including its automatic loan forbearance provisions, the Paycheck Protection Program (“PPP”) and complying with government-imposed foreclosure moratoriums;
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
•changes in the laws, rules, regulations, interpretations, policies or stimulus programs relating to financial institution, accounting, tax, trade, monetary and fiscal matters, and the uncertainty of the short- and long-term impacts of such changes;
•further government intervention in the U.S. financial system, particularly in response to the COVID-19 pandemic;
•the effects of regional or national civil unrest (including any resulting branch closures or damage);
•compliance with governmental and regulatory requirements, including relating to banking, consumer protection, securities and tax matters;
•operational risks associated with our business;
•volatility and direction of market interest rates, including as a result of the COVID-19 pandemic;
•our ability to maintain important deposit customer relationships and our reputation or otherwise avoid liquidity risks;
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
Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Its wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of June 30, 2020, we operated 80 branch offices across Mississippi, Louisiana, and Alabama. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of June 30, 2020, BancPlus held $4.0 billion of total deposits, and our deposit base consisted of 95.6% core deposits with a total deposit cost of 0.40%. Our loan portfolio was comprised of 75.2% commercial loans and 24.8% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area, and we believe we are well-positioned for future growth.
2020 Highlights

•Net income for the six months ended June 30, 2020 was $14.9 million compared with $18.9 million for the same period of 2019
•Diluted earnings per share for the six months ended June 30, 2020 were $1.68, compared with $2.49 for the same period of last year
•Net interest income was $66.1 million for the six months ended June 30, 2020 compared with $51.2 million for the same period of 2019
•Total loans held for investment were $3.34 billion at June 30, 2020 compared with $2.08 billion at December 31, 2019
Recent Developments
Merger with State Capital Corp. (“SCC”)
On April 1, 2020, we completed our previously announced merger with SCC, the holding company of State Bank & Trust Company (“State Bank”). See Note 3 Business Combination to our Condensed Consolidated Financial Statements for more information on the merger.
Impact of COVID-19

In the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization. The President declared a National Emergency on March 13, 2020. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets. The federal, state, and local governmental response to the pandemic has included orders closing non-essential businesses and directing individuals to restrict their movements, wear face coverings in public settings, observe social distancing and stay at home. Our markets continue to see rising cases as of the date of this filing. All of our branches across Mississippi, Louisiana, and Alabama are currently operating by drive-thru and appointment only, and many are subject to mandates requiring face coverings in public settings. We have provided face coverings and hand sanitizer to all employees, implemented social distancing rules in our branches and administrative offices and encouraged employees who can work from home to do so. Additionally, employees are required to complete a daily COVID-19 exposure and symptoms questionnaire prior to reporting to work.

As a result of COVID-19 and the response to it, we have seen rapid decreases in commercial and consumer activity and temporary closures of many businesses resulting in loss of revenues, a rapid increase in unemployment, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, and related emergency response legislation. The Federal Reserve has said it expects to maintain a low interest rate environment for the foreseeable future. These changes have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. It contains substantial lending, tax and spending provisions intended to address the economic impact of the COVID-19 pandemic, including the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed by banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The Small Business Administration (“SBA”). manages and backs the PPP. If a loan is fully forgiven, SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by SBA. In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we must review and forward to the SBA. The SBA is expected to begin accepting forgiveness applications on August 10, 2020. On April 24, 2020, Congress enacted the Paycheck Protection Program and Healthcare Enhancement Act to, among other things, increase the available funding by $310 billion to a new total of $659 billion. The statute did not change the PPP loan application deadline of June 30, 2020, set by the CARES Act. As of June 30, 2020, we held approximately 3,944 loans for customers under the PPP totaling approximately $290.6 million. The loans have maturities ranging from June 2022 to June 2025. We expect to recognize total fee income of approximately $11.3 million over the lives of the loans.

The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance for federally backed mortgage loans. The federal banking agencies also have encouraged banks to work with their borrowers to modify loans as may be appropriate. As of June 30, 2020, we have granted approximately 2,686 temporary loan modifications, totaling approximately $893 million, or 27% of total loans, primarily secured by 1-4 family residences and multi-tenant retail commercial real estate.

The continuation of the economic effects of the COVID-19 pandemic and actions taken in response to it, including the impacts of loan forbearances and other provisions of the CARES Act and other federal and state measures, have had and may in the future have an adverse impact on our business and results of operations and the operations of our borrowers, customers and business partners. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and a significant decrease in consumer confidence and business generally, and has led to an economic recession. Although the ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to COVID-19 is likely to result in an adverse effect to our business, financial condition and results of operations in future periods. For more information about these risks and uncertainties, see “Item 1A. Risk Factors.”

Results of Operations
The following discussion of BancPlus’ results of operations compares the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.
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

Changes in market interest rates and interest BancPlus earns on interest earning assets or pays on interest-bearing liabilities, as well as the volume and types of interest earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, usually have the largest impact on periodic changes in its net interest spread, net interest margin and net interest income. BancPlus measures net interest income before and after the provision for loan losses that BancPlus maintains

For the three months ended June 30, 2020, net interest income was $40.8 million, an increase of $15.1 million, or 59.1%, compared to net interest income of $25.6 million for the three months ended June 30, 2019. The increase in net interest income was primarily the result of increased interest earning assets as a result of our merger with SCC.

Net interest margin for the three months ended June 30, 2020 increased 21 basis points to 4.01% from 3.80% for the period of 2019 as the effect of the lower interest rate environment on our interest-bearing liabilities outpaced that of our interest earning assets this quarter primarily due to the merger with SCC.
For the six months ended June 30, 2020, net interest income was $66.1 million, an increase of $14.9 million, or 29.1%, compared to net interest income of $51.2 million for the same period in 2019. The increase in net interest income was largely attributable to an increase in interest earning assets as a result of our merger with SCC.
For the six months ended June 30, 2020, net interest margin was 3.82%, a a decrease of 2 basis points compared to 3.84% for the same period of 2019.
Our average interest earning assets at June 30, 2020, increased $790.4 million, or 29.65%, to $3.46 billion from $2.67 billion at June 30, 2019. BancPlus’ average interest-bearing liabilities increased $539.1 million, or 26.90%, to $2.54 billion at June 30, 2020, from $2.00 billion at June 30, 2019. This increase in BancPlus’ average interest earning assets and interest-bearing liabilities was primarily due to our merger with SCC. The ratio of BancPlus’ average interest earning assets to average interest-bearing liabilities was 135.9% and 133.0% for the six months ended June 30, 2020 and 2019, respectively.
BancPlus’ average interest earning assets produced a tax-equivalent yield of 4.47% and 4.37% for the three and six months ended June 30, 2020 compared to 4.61% and 4.62% for the three and six months ended June 30, 2019, respectively. The average rate paid on interest-bearing liabilities was 0.63% and 0.75% for the three and six months ended June 30, 2020 compared to 1.09% and 1.04% for the three and six months ended June 30, 2019, respectively. These year over year decreases in yields reflect the current low interest rate environment.
Average Balances and Yields
The following tables show, for the three and six months ended June 30, 2020 and 2019, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$251,077	$50	0.08%	$206,371	$1,299	2.52%
Federal funds sold	68,871	33	0.19%	2,600	18	2.77%
	319,948	83	0.10%	208,971	1317	2.52%
Investment securities:

Taxable investment securities	391,754	2,012	2.05%	226,026	1,382	2.45%
Tax-exempt investment securities	104,507	606	2.32%	143,410	914	2.55%
Total securities	496,261	2,618	2.11%	369,436	2,296	2.49%
Loans (1)	3,246,637	42,719	5.26%	2,119,003	27,490	5.19%
Federal Home Loan Bank stock	5,826	22	1.51%	2,534	18	2.84%
Total interest earning assets	4,068,672	45,442	4.47%	2,699,944	31,121	4.61%
Noninterest earning assets	345,236			236,257
Total assets	$4,413,908			$2,936,201

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,255,135	$1,507	0.48%	$1,008,824	$2,454	0.97%
Savings and money market deposits	866,027	613	0.28%	539,421	1,075	0.80%
Time deposits	739,974	1,695	0.92%	384,618	1,280	1.33%
Federal funds purchased	—	—	—%	10	—	—%
FHLB advances	24,976	79	1.27%	21,188	81	1.53%
Other borrowings	15,596	150	3.85%	19,087	184	3.86%
Subordinated debentures	69,829	620	3.55%	41,238	417	4.04%
Total interest-bearing liabilities	2,971,537	4,664	0.63%	2,014,386	5,491	1.09%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,025,474			634,419
Other noninterest-bearing liabilities	84,284			52,243
Total noninterest-bearing liabilities	1,109,758			686,662
Shareholders’ equity (6)	332,613			235,153
Total liabilities and shareholders’ equity	$4,413,908			$2,936,201
Net interest income/net interest margin (2)		40,778	4.01%		25,630	3.80%
Net interest spread (5)			3.84%			3.52%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		195			295
Net interest income/net interest margin (2)		$40,973	4.03%		$25,925	3.84%

	Six Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$285,489	$971	0.68%	$185,656	$2,047	2.21%
Federal funds sold	60,558	210	0.69%	1,307	18	2.75%
	346,047	1,181	0.68%	186,963	2,065	2.21%
Investment securities:
Taxable investment securities	324,316	3,342	2.06%	225,119	2,639	2.34%
Tax-exempt investment securities	112,923	1,369	2.42%	148,165	1,862	2.51%
Total securities	437,239	4,711	2.15%	373,284	4,501	2.41%
Loans (1)	2,668,332	69,626	5.22%	2,102,708	54,968	5.23%
Federal Home Loan Bank stock	4,206	36	1.71%	2,518	51	4.05%
Total interest earning assets	3,455,824	75,554	4.37%	2,665,473	61,585	4.62%
Noninterest earning assets	285,286			245,866
Total assets	$3,741,110			$2,911,339

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,155,532	$3,377	0.58%	$1,009,346	$4,638	0.92%
Savings and money market deposits	730,093	1,617	0.44%	524,489	1,939	0.74%
Time deposits	563,075	3,073	1.09%	388,608	2,458	1.27%
Federal funds purchased	302	2	1.32%	5	—	—%
FHLB advances	22,979	159	1.38%	21,224	162	1.53%
Other borrowings	16,019	308	3.85%	19,521	374	3.83%
Subordinated debentures	55,534	945	3.40%	41,238	848	4.11%
Total interest-bearing liabilities	2,543,534	9,481	0.75%	2,004,431	10,419	1.04%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	833,607			623,816
Other noninterest-bearing liabilities	69,995			51,802
Total noninterest-bearing liabilities	903,602			675,618
Shareholders’ equity (6)	293,974			231,290
Total liabilities and shareholders’ equity	$3,741,110			$2,911,339
Net interest income/net interest margin (2)		66,073	3.82%		51,166	3.84%
Net interest spread (5)			3.63%			3.58%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		441			601
Net interest income/net interest margin (2)		$66,514	3.85%		$51,767	3.88%
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

	Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance

Interest earning assets:
Cash investments	$30	$(1,263)	$(1,233)
Investment securities:
Taxable investment securities	851	(221)	630
Tax-exempt investment securities	(227)	(81)	(308)
Total securities	624	(302)	322
Loans, net	14,837	392	15,229
Federal Home Loan Bank stock	12	(9)	3
Total interest earning assets	$15,503	$(1,182)	$14,321

Interest-bearing liabilities:
Interest-bearing transaction deposits	$296	$(1,243)	$(947)
Savings and money market deposits	231	(693)	(462)
Time deposits	814	(399)	415
Federal funds purchased	—	—	—
Repurchase agreements	—	—	—
FHLB advances	12	(14)	(2)
Other borrowings	(34)	—	(34)
Subordinated debentures	254	(51)	203
Total interest-bearing liabilities	$1,573	$(2,400)	$(827)
Net interest income	$13,930	$1,218	$15,148

	Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance

Interest earning assets:
Cash investments	$543	$(1,426)	$(883)
Investment securities:
Taxable investment securities	1,022	(319)	703
Tax-exempt investment securities	(428)	(65)	(493)
Total securities	594	(384)	210
Loans, net	14,759	(101)	14,658
Federal Home Loan Bank stock	14	(30)	(16)
Total interest earning assets	$15,910	$(1,941)	$13,969

Interest-bearing liabilities:
Interest-bearing transaction deposits	$427	$(1,688)	$(1,261)
Savings and money market deposits	455	(777)	(322)
Time deposits	952	(337)	615
Federal funds purchased	2	—	2
Repurchase agreements	—	—	—
FHLB advances	12	(15)	(3)
Other borrowings	(67)	1	(66)
Subordinated debentures	243	(146)	97
Total interest-bearing liabilities	$2,024	$(2,962)	$(938)
Net interest income	$13,886	$1,021	$14,907

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

For the three months ended June 30, 2020, the provision for loan losses was $2.9 million compared to $324,000 for the same period of 2019, an increase of $2.5 million, or 779.6%.

The provision for loan losses was $3.0 million for the six months ended June 30, 2020, and $612,000 for the six months ended June 30, 2019, an increase of $2.4 million, or 395.9%. The allowance for loan losses at June 30, 2020 was $24.1 million, or 0.72% of total loans, compared to $23.8 million, or 1.13% at June 30, 2019. The decrease in allowance as a percentage of total loans was primarily due to the increase in total loans as a result of the merger with SCC, partially offset by increased provision for loan losses for the six months ended June 30, 2020. In light of the economic effects of the COVID-19 pandemic, including the impact of the CARES Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance, we expect that provision for loan losses in future periods may increase significantly.

Noninterest Income

Noninterest income consists of, among other things: (i) service charges and other fees on deposit accounts; (ii) mortgage origination income; (iii) debit card interchange fees; (iv) wealth management service fees; (v) ATM network income; and (vi) other noninterest income. BancPlus’ income from service charges on deposit accounts and debit card interchange fees are largely impacted by the volume, growth and type of deposits BancPlus holds, which are impacted by prevailing market conditions for BancPlus’ deposit products, market interest rates, marketing efforts, and other factors.

Noninterest income was $12.6 million for the three months ended June 30, 2020, compared to $14.4 million for the same period of 2019, a decrease of $1.9 million, or 13.1%, primarily due to decreases in service charges on deposit accounts of $2.4 million, or 35.2%, partially offset by an increase in mortgage origination income of $773,000, or 69.3%. The decrease in service charges on deposit accounts is primarily attributable to increased customer liquidity as a result of the various economic stimulus programs and reduced consumer spending as a result of quarantine restrictions put in place due to COVID-19. The increase in mortgage origination income was driven by increased mortgage refinancing activity resulting from the lower interest rate environment in the second quarter of 2020.

The following table presents the major components of noninterest income for three months ended June 30, 2020, compared to the three months ended June 30, 2019:

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$4,454	$6,870	$(2,416)	(35.2)%
Mortgage origination income	1,888	1,115	773	69.3%
Debit card interchange	2,056	1,595	461	28.9%
Income from fiduciary activities	1,052	1,241	(189)	(15.2)%
ATM income	1,124	1,176	(52)	(4.4)%
Brokerage and insurance fees and commissions	852	870	(18)	(2.1)%
Life insurance income	564	413	151	36.6%
CDFI grants	—	—	—	—%
Other income	567	1,163	(596)	(51.2)%
Total	$12,557	$14,443	$(1,886)	(13.1)%

Noninterest income was $26.8 million for the first six months of 2020, compared to $27.9 million for the first six months of 2019, a decrease of $1.1 million, or 4.0%, primarily due to a decrease in service charges on deposit accounts of $2.5 million, partially offset by an increase in mortgage origination income of $1.3 million, or 69.1%. The decrease in service charges on deposit accounts is primarily attributable to increased customer liquidity as a result of the various economic stimulus programs and reduced consumer spending as a result of quarantine restrictions put in place due to COVID-19. The increase in mortgage origination income was driven by increased mortgage refinancing activity resulting from the lower interest rate environment in the first half of 2020.

The following table presents the major components of noninterest income for the six months ended June 30, 2020, compared to the six months ended June 30, 2019:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$10,984	$13,484	$(2,500)	(18.5)%
Mortgage origination income	3,147	1,862	1,285	69.0%
Debit card interchange	3,503	3,170	333	10.5%
Income from fiduciary activities	2,165	2,433	(268)	(11.0)%
ATM income	2,220	2,269	(49)	(2.2)%
Brokerage and insurance fees and commissions	1,824	1,775	49	2.8%
Life insurance income	959	819	140	17.1%
Other income	1,955	2,049	(94)	(4.6)%
Total	$26,757	$27,861	$(1,104)	(4.0)%

Noninterest Expense

Noninterest expense includes, among other things: (i) salaries and employee benefits; (ii) occupancy expenses; (iii) furniture and equipment expenses; (iv) data processing expenses; (v) marketing and promotional expenses; (vi) other real estate expenses; and (vii) other expenses.

Salaries and employee benefits include compensation, employee benefits and tax expenses for BancPlus’ personnel. Occupancy expenses include depreciation expense on BancPlus’ owned properties, lease expense on its leased properties and other occupancy-related expenses. Furniture and equipment expenses include depreciation and maintenance and other expenses related to its furniture, fixtures and equipment. Data processing expenses include costs related to maintenance and monitoring of its systems and expenses paid to its third-party data processing system providers. Marketing and promotional expenses include costs for advertising, promotions and sponsorships. Other real estate expenses include taxes, insurance, maintenance and other expenses related to BancPlus’ foreclosed properties. Other expenses include expenses associated with Federal Deposit Insurance Corporation assessments, Mississippi Department of Banking and Consumer Finance (“MDBCF”) assessments, consulting and legal fees, communications, travel, meals, training, supplies and postage. Noninterest expenses generally increase as BancPlus grows its business. Noninterest expenses have increased commensurate with growth over the past few years as BancPlus has grown organically and as BancPlus has built out and modernized its operational infrastructure and implemented its plan to build an efficient, technology-driven banking operation with capacity for growth.

For the three months ended June 30, 2020, noninterest expense totaled $40.8 million, a $12.7 million, or 45.0%, increase from $28.2 million for the three months ended June 30, 2019. This increase was primarily due to increases in salaries and employee benefits of $8.4 million, furniture, equipment and data processing of $1.9 million, and professional fees of $1.6 million.

The following table presents the major components of noninterest expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019:

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$24,572	$16,139	$8,433	52.3%
Net occupancy expenses	3,387	2,899	488	16.8%
Furniture, equipment and data processing expenses	5,589	3,696	1,893	51.2%
Marketing and promotional expenses	863	891	(28)	(3.1)%
Other real estate expenses and losses	82	126	(44)	(34.9)%
Professional fees	2,337	735	1,602	218.0%
Other expenses	4,010	3,686	324	8.8%
Total	$40,840	$28,172	$12,668	45.0%

Salaries and employee benefits expense is the largest component of noninterest expense, representing 60.2% and 57.3% of total noninterest expense for the three months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020, salaries and employee benefits expense increased $8.4 million, or 52.3%, to $24.6 million as compared to $16.1 million for the three months ended June 30, 2019. The increase in salaries and employee benefits expense is primarily due to our merger with SCC, including retention and severance pay, in addition to normal annual salary increases for employees and essential employee bonuses paid relating to COVID-19.

Net occupancy expenses increased $488,000, or 16.8%, to $3.4 million for the six months ended June 30, 2020 compared to $2.9 million for the same period of 2019. The increase is primarily attributable to increased depreciation and rent expense as a result of our merger with SCC.

Furniture, equipment and data processing expense for the three months ended June 30, 2020 was $5.6 million, an increase of $1.9 million, or 51.2%, compared to $3.7 million for the three months ended June 30, 2019. This increase was primarily attributable to increases in data processing and software expenses in the second quarter of 2020 related to the merger with SCC.

Professional fees increased $1.6 million, or 218.0%, to $2.3 million for the three months ended June 30, 2020 compared to $735,000 for the three months ended June 30, 2019, primarily due to expenses incurred in the merger with SCC.

For the six months ended June 30, 2020, noninterest expense totaled $70.6 million, a $15.6 million, or 28.5%, increase from $55.0 million for the six months ended June 30, 2019. This increase was primarily due to increases in salaries and employee benefits of $10.1 million, furniture, equipment and data processing of $2.7 million, and professional fees of $2.1 million.

The following table presents the major components of noninterest expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$42,187	$32,086	$10,101	31.5%
Net occupancy expenses	6,250	5,637	613	10.9%
Furniture, equipment and data processing expenses	9,820	7,130	2,690	37.7%
Marketing and promotional expenses	1,787	1,514	273	18.0%
Other real estate expenses and losses	276	798	(522)	(65.4)%
Professional fees	3,067	987	2,080	210.7%
Other expenses	7,214	6,808	406	6.0%
Total	$70,601	$54,960	$15,641	28.5%

Salaries and employee benefits expense is the largest component of noninterest expense, representing 59.8% and 58.4% of total noninterest expense for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, salaries and employee benefits expense increased $10.1 million, or 31.5%, to $42.2 million as compared to $32.1 million for the six months ended June 30, 2019. The increase in salaries and employee benefits expense is primarily due to our merger with SCC, including retention and severance pay, in addition to normal annual salary increases for employees and essential employee bonuses paid relating to COVID-19.

Net occupancy expenses increased $613,000, or 10.9%, to $6.3 million for the six months ended June 30, 2020 compared to $5.6 million for the same period of 2019. The increase is primarily attributable to increased depreciation and rent expense as a result of our merger with SCC.

Furniture, equipment and data processing expense for the six months ended June 30, 2020 was $9.8 million, an increase of $2.7 million, or 37.7%, compared to $7.1 million for the six months ended June 30, 2019. This increase was primarily attributable to increases in data processing and software expenses in the first half of 2020 related to the merger with SCC.

Other real estate expenses and losses decreased $522,000, or 65.4%, to $276,000 for the six months ended June 30, 2020 compared to $798,000 for the same period of 2019. This decrease was primarily due to the decrease in our average balance of other real estate owned, which decreased from $8.3 million for the six months ended June 30, 2020 to $6.0 million for the same period of 2020.

Professional fees increased $2.1 million, or 210.7%, to $3.1 million for the six months ended June 30, 2020 compared to $987,000 for the six months ended June 30, 2019, primarily due to expenses incurred in the first half of 2020 related to the merger with SCC.

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

BancPlus recorded income tax expense of $2.4 million for each of the three months ended June 30, 2020 and 2019, respectively. BancPlus’ effective tax rate for the three months ended June 30, 2020 was 24.9% compared to 20.5% for the same period of 2019.

BancPlus recorded income tax expense of $4.3 million for the first six months of 2020, compared to $4.5 million for the first six months of 2019. BancPlus’ effective tax rate for the six months ended June 30, 2020 and 2019 was 22.3% and 19.3%, respectively.

Net Income

Net income for the three months ended June 30, 2020 and 2019 was $7.2 million and $9.2 million, respectively. BancPlus’ annualized return on average assets for the three months ended June 30, 2020 and 2019 was 0.66% and 1.26%, respectively. BancPlus’ annualized return on average equity for the three months ended June 30, 2020 and 2019 was 8.75% and 15.74%, respectively.

Net income for the six months ended June 30, 2020 and 2019 was $14.9 million and $18.9 million, respectively. BancPlus’ annualized return on average assets for the six months ended June 30, 2020 and 2019 was 0.80% and 1.31%, respectively. BancPlus’ annualized return on average equity for the six months ended June 30, 2020 and 2019 was 10.20% and 16.47%, respectively.

Financial Condition

The following discussion compares BancPlus’ financial condition as of June 30, 2020 to December 31, 2019.

Assets

Total assets at June 30, 2020 were $4.555 billion, an increase of $1.576 billion over total assets of $2.979 billion at December 31, 2019. Total cash and cash equivalents increased $149.7 million, or 47.8%, to $462.6 million at June 30, 2020, compared to $313.0 million at December 31, 2019, primarily due to cash acquired in the merger with SCC and an increase in federal funds sold in the first half of 2020. Total loans increased $1.26 billion, or 60.7%, to $3.34 billion at June 30, 2020, compared to $2.08 billion at December 31, 2019 as a result of the merger with SCC and PPP lending activity. Investment securities increased $74.4 million, or 19.6%, from $378.9 million at December 31, 2019 to $453.3 million at June 30, 2020 as a result of the merger with SCC.
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

As of June 30, 2020, 22.5% of BancPlus’ investment securities portfolio was classified as held to maturity and 77.5% was classified as available for sale. As of December 31, 2019, 46.9% of BancPlus’ investment securities portfolio was classified as held to maturity and 53.1% was classified as available for sale. The increase in percentage of securities classified as available for sale is primarily attributable to the previously disclosed transfer of prepayable debt securities from held for maturity to available for sale. See Note 4 Investment Securities to our Condensed Consolidated Financial Statements for more information regarding the impact of this transfer.

At June 30, 2020, mortgage-backed securities represented 58.6% of the investment securities portfolio, municipal securities represented 33.6%, U.S. government agency obligations represented 2.8% and corporate investments represented 1.8% of the investment securities portfolio. At December 31, 2019, mortgage-backed securities represented 47.5% of the investment securities portfolio, municipal securities represented 45.3%, U.S. government agency obligations represented 6.1% and corporate investments represented 1.1% of the investment securities portfolio. Other than the U. S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
U.S. Government agency obligations	$—	—%	$5,000	1.32%
Issued by states and political subdivisions	101,772	22.45%	171,783	45.33%
Residential mortgage-backed securities	—	—%	1,071	0.28%
Total held-to-maturity	$101,772	22.45%	$177,854	46.94%

Available for Sale:
(At fair value)
U.S. Government agency obligations	12,836	2.83%	18,102	4.78%
Issued by states and political subdivisions	50,373	11.11%	—	—%
Mortgage-backed securities:
Residential	246,538	54.39%	175,879	46.42%
Commercial	18,875	4.16%	3,010	0.79%
Asset-backed securities	14,787	3.26%	—	—%
Corporate investments	8,119	1.79%	4,082	1.08%
Total available for sale	$351,528	77.55%	$201,073	53.06%

Total investment securities	$453,300	100.00%	$378,927	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated:

	Maturity as of June 30, 2020
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$—	—%	$—	—%
Issued by states and political subdivisions	15,053	2.71%	42,730	3.47%	40,442	4.41%	3,547	3.86%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	—	—%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held to maturity	$15,053	2.71%	$42,730	3.47%	$40,442	4.41%	$3,547	3.86%

Available for sale:
U.S. Government agency obligations	$—	—%	$5,185	2.60%	$2,700	3.02%	$4,951	1.80%
Issued by states and political subdivisions	3,276	3.44%	13,606	3.48%	21,575	3.14%	11,915	3.17%
Mortgage-backed securities:
Residential	—	—%	—	—%	10,869	1.93%	235,668	2.38%
Commercial	310	2.31%	—	—%	14,039	1.54%	4,526	2.52%
Asset-backed securities
Corporate investments	—	—%	4,071	2.99%	3,047	5.50%	1,002	5.00%
Total available for sale	$3,586	3.34%	$22,862	3.19%	$54,271	2.58%	$270,809	2.58%

Total securities	$18,639	2.83%	$65,592	3.37%	$94,713	3.36%	$274,356	2.59%

	Maturity as of December 31, 2019
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$5,000	3.00%	$—	—%
Issued by states and political subdivisions	23,318	3.52%	68,804	3.62%	62,411	4.03%	17,250	3.36%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	1,071	3.68%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held to maturity	$23,318	3.52%	$68,804	3.62%	$67,411	3.95%	$18,321	3.38%

Available for sale:
U.S. Government agency obligations	$9,999	1.52%	$8,103	2.68%	$—	—%	$—	—%
Issued by states and political subdivisions	—	—%	—	—%	—	—%	—	—%
Mortgage-backed securities:
Residential	—	—%	—	—%	5,787	1.91%	170,092	2.43%
Commercial	—	—%	314	2.31%	—	—%	2,696	2.67%
Corporate investments	—	—%	4,082	3.94%	—	—%	—	—%
Total available for sale	$9,999	1.52%	$12,499	3.08%	$5,787	1.91%	$172,788	2.43%

Total securities	$33,317	2.92%	$81,303	3.54%	$73,198	3.79%	$191,109	2.52%
The objective of BancPlus’ investment policy is to invest funds to provide sufficient liquidity, optimize the total return of the portfolio, mitigate interest rate risk, and meet pledging requirements. In doing so, BancPlus balances the market and credit risks against the potential investment return, makes most investments compatible with the pledge requirements of any deposits of public funds, and maintains compliance with regulatory investment requirements. BancPlus’ investment policy allows portfolio holdings to include short-term securities purchased to provide needed liquidity and longer term securities purchased to generate stable income over periods of interest rate fluctuations.

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of June 30, 2020		As of December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$750,165	22.46%	$555,413	26.72%
Construction and land development	334,680	10.02%	230,931	11.11%
Farmland	222,797	6.67%	162,991	7.84%
Other commercial	1,175,879	35.20%	664,145	31.95%
Total real estate	2,483,521	74.35%	1,613,480	77.61%
Commercial and industrial	680,312	20.37%	333,834	16.06%
Agricultural production and other loans to farmers	98,911	2.96%	70,145	3.37%
Consumer and other	77,348	2.32%	61,538	2.96%
Total loans, gross	3,340,092	100.00%	2,078,997	100.00%
Allowance for loan losses	(24,059)		(21,500)
Total loans, net	$3,316,033		$2,057,497

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At June 30, 2020, BancPlus’ loan portfolio included $205.6 million of loan participations purchased, or 6.15% of total loans, which includes $61.7 million of shared national credits. At December 31, 2019, BancPlus’ loan portfolio included $174.3 million of loan participations purchased, or 8.39% of total loans which includes $62.8 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of June 30, 2020
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	After Five Years	Total
Secured by real estate:
Residential properties	$112,444	$410,114	$227,607	$750,165
Construction and land development	145,856	154,240	34,584	334,680
Farmland	40,088	129,928	52,781	222,797
Other commercial	168,864	660,271	346,744	1,175,879
Total real estate	467,252	1,354,553	661,716	2,483,521
Commercial and industrial	96,234	530,098	53,980	680,312
Agricultural production and other loans to farmers	57,626	39,074	2,211	98,911
Consumer and other loans	22,234	53,218	1,896	77,348
Total loans	$643,346	$1,976,943	$719,803	$3,340,092

Interest rate sensitivity:
Fixed interest rates	$428,427	$1,641,321	$448,351	$2,518,099
Floating or adjustable rates	214,919	335,622	271,452	821,993
Total loans	$643,346	$1,976,943	$719,803	$3,340,092

	As of December 31, 2019
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	After Five Years	Total
Secured by real estate:
Residential properties	$76,563	$303,216	$175,634	$555,413
Construction and land development	83,399	111,860	35,672	230,931
Farmland	22,719	98,212	42,060	162,991
Other commercial	123,867	347,274	193,004	664,145
Total real estate	306,548	860,562	446,370	1,613,480
Commercial and industrial	83,618	211,760	38,456	333,834
Agricultural production and other loans to farmers	28,282	39,999	1,864	70,145
Consumer and other loans	17,572	43,193	773	61,538
Total loans	$436,020	$1,155,514	$487,463	$2,078,997

Interest rate sensitivity:
Fixed interest rates	$303,237	$875,940	$276,107	$1,455,284
Floating or adjustable rates	132,783	279,574	211,356	623,713
Total loans	$436,020	$1,155,514	$487,463	$2,078,997

Asset Quality

Federal regulations and BancPlus’ internal policies require that BancPlus utilize an asset classification system as a means of managing and reporting problem and potential problem assets. BancPlus has incorporated an internal asset classification system, substantially consistent with federal banking regulations, as part of its credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose BancPlus to sufficient risk to warrant classification in one of the categories mentioned above but possess weakness are required to be designated “watch” or “special mention.” Loans modified under Section 4013 of the CARES Act are excluded by the legislation from being reported as troubled debt restructuring loans.

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of June 30, 2020
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$732,355	$17,626	$184	$750,165
Construction and land development	333,983	697	—	334,680
Farmland	210,587	12,210	—	222,797
Other commercial	1,158,996	16,662	221	1,175,879
Total real estate	2,435,921	47,195	405	2,483,521
Commercial and industrial	677,882	2,292	138	680,312
Agricultural production and other loans to farmers	98,594	317	—	98,911
Consumer and other	77,041	307	—	77,348
Total	$3,289,438	$50,111	$543	$3,340,092

	As of December 31, 2019
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$541,110	$14,303	$—	$555,413
Construction and land development	230,321	610	—	230,931
Farmland	151,354	11,637	—	162,991
Other commercial	645,891	18,254	—	664,145
Total real estate	1,568,676	44,804	—	1,613,480
Commercial and industrial	331,693	2,060	81	333,834
Agricultural production and other loans to farmers	69,854	291	—	70,145
Consumer and other	61,220	318	—	61,538
Total	$2,031,443	$47,473	$81	$2,078,997

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and troubled debt restructuring loans that are accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Nonaccrual loans:
Real estate loans:
Residential properties	$4,696	$2,419
Construction and land development	400	390
Farmland	—	—
Other commercial	8,812	9,034
Total real estate	13,908	11,843
Commercial and industrial	35	67
Agricultural production and other loans to farmers	97	62
Consumer and other	183	187
Total nonaccrual loans	14,223	12,159

Troubled debt restructuring loans – accruing:
Real estate loans:
Residential properties	1,093	1,949
Construction and land development	1,713	1,619
Farmland	—	—
Other commercial	—	—
Total real estate	2,806	3,568
Commercial and industrial	419	427
Agricultural production and other loans to farmers	—	—
Consumer and other	—	—
Total troubled debt restructuring loans – accruing	3,225	3,995
Total nonperforming loans	17,448	16,154
Plus: foreclosed assets	8,878	4,851
Total nonperforming assets	$26,326	$21,005

Nonaccrual loans to total loans	0.43%	0.58%
Nonperforming loans to total loans	0.52%	0.78%
Nonperforming assets to total assets	0.58%	0.71%
90+ days past due and accruing	$1,940	$2,618
Total troubled debt restructuring loans	$11,752	$11,674
Total nonperforming assets increased by $5.3 million or 25.3%, from $21.0 million at December 31, 2019 to $26.3 million at June 30, 2020, primarily due to an increase in foreclosed assets acquired in our merger with SCC.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. BancPlus maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing economic conditions. Loan charge-offs (i.e. loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. BancPlus’ officers analyze risk in the loan portfolio on an ongoing basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the first half of 2020, the U.S. economy has experienced significant volatility and there is uncertainty surrounding future economic conditions. The government’s response to these conditions includes certain provisions, such as automatic forbearance and forgiveness for certain federally backed loans that could affect these estimates. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for loan losses.

The allowance for loan losses was $24.1 million and $21.5 million, and the allowance for loan losses as a percentage of loans was 0.72% and 1.03%, at June 30, 2020 and December 31, 2019, respectively. Net charge-offs totaled $476,000 and $1.3 million for the six months ended June 30, 2020 and 2019, respectively.

The allowance for loan losses increased by $2.6 million, or 11.9%, to $24.1 million at June 30, 2020, from $21.5 million at December 31, 2019.

The following is a summary of the activity in the allowance for loan loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	June 30, 2020	June 30, 2019

Balance, beginning of period	$21,500	$24,500
Charge-offs:
Residential properties	234	654
Construction and land development	2	—
Farmland	—	—
Other commercials	220	378
Total real estate	456	1,032
Commercial and industrial	233	141
Agricultural production and other loans to farmers	—	3
Consumer and other	1,837	2,661
Total charge-offs	2,526	3,837
Recoveries:
Residential properties	97	241
Construction and land development	21	95
Farmland	—	—
Other commercial	26	267
Total real estate	144	603
Commercial and industrial	113	152
Agricultural production and other loans to farmers	—	1
Consumer and other	1,793	1,813
Total recoveries	2,050	2,569
Net charge-offs	476	1,268
Provision for loan losses	3,035	612
Balance, end of period	$24,059	$23,844

Total loans, end of period	$3,340,092	$2,117,686
Average loans	2,668,332	2,102,708
Net charge-offs to average loans	0.02%	0.06%
Allowance for loan losses to total loans	0.72%	1.13%

The following tables present a summary of the allocation of the allowance for loan losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

(Dollars in thousands)	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Residential properties	$5,968	24.8%	$5,568	25.9%
Construction and land development	2,091	8.7%	1,709	7.9%
Farmland	877	3.6%	761	3.5%
Other commercial	9,612	40.0%	8,296	38.6%
Total real estate	18,548	77.1%	16,334	76.0%
Commercial and industrial	3,269	13.6%	2,773	12.9%
Agricultural production and other loans to farmers	567	2.4%	420	2.0%
Consumer and other	773	3.2%	715	3.3%
Unallocated	902	3.7%	1,258	5.9%
Total allowance for loan losses	$24,059	100.0%	$21,500	100.0%

Goodwill and Other Intangible Assets

Goodwill was $3.7 million at June 30, 2020 and $2.6 million at December 31, 2019. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired, which originated from the prior acquisitions, and the merger with SCC during the second quarter of 2020. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the 2020 SCC merger. Total other intangible assets at June 30, 2020 and December 31, 2019 were $5.6 million and $366,000, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$833,607	0.00%	25.40%	$633,329	0.00%	24.81%
Interest bearing:
Transaction accounts	1,155,532	0.58%	35.20%	990,555	0.90%	38.81%
Money market and other savings accounts	730,093	0.44%	22.24%	542,300	0.78%	21.25%
Certificates of deposit	563,075	1.09%	17.15%	386,304	1.37%	15.13%
Total deposits	$3,282,307	0.49%	100.00%	$2,552,488	0.72%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in deposits at June 30, 2020 compared with December 31, 2019 is primarily the result of the merger with SCC and recipients of PPP loans placing funds in desposit accounts held at the bank.

The following table shows certificates of deposit of $100,000 or more, by time remaining until maturity:

(Dollars in thousands)	June 30, 2020	December 31, 2019

3 months or less	$81,370	$41,196
Over 3 months through 6 months	72,923	42,686
Over 6 months through 12 months	115,235	74,294
Over 12 months	148,020	67,670
Total deposits	$417,548	$225,846

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At June 30, 2020 and December 31, 2019, we had no short-term borrowings.

FHLB Advances and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. As of June 30, 2020 and December 31, 2019, BancPlus had $20.8 million in FHLB borrowings, at a weighted average interest rate of 1.51% and 1.52%, respectively.

In October 2016, BancPlus entered into a five-year loan agreement with a correspondent bank under which BancPlus borrowed $35.0 million in connection with the redemption of BancPlus preferred stock. BancPlus pledged 100% of its shares of BankPlus stock as collateral for the loan. The loan requires quarterly principal reductions of $875,000 and quarterly interest payments at a fixed 3.75% annual rate. The balance outstanding on this loan was $14.9 million and $16.6 million at June 30, 2020 and December 31, 2019, respectively.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019

2020	$1,750	$3,647
2021	13,240	13,307
2022	414	433
2023	134	157
2024	—	—
Thereafter	20,101	20,108
Total	$35,639	$37,652

Subordinated Debentures and Trust Preferred Securities. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s condensed consolidated balance sheet and will be amortized over the life of the Notes. The Notes will initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company intends to use the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

The Notes are not redeemable by the Company, in whole or in part, prior to the fifth anniversary of the original date of issue, except that the Notes may be redeemed at any time in whole but not in part in the event of a Tier 2 Capital Event, a Tax Event, or an Investment Company Event, each as defined and described in the Notes. On or after the fifth anniversary of the original date of issue, the Notes shall be redeemable on any interest payment date at the option of the Company, in whole or in part in integral multiples of $1,000, at an amount equal to 100% of the outstanding principal amount redeemed plus accrued but unpaid interest thereon. Any partial redemption will be made on a pro rata basis as to the holders of the Notes. Any redemption of the Notes is subject to any applicable regulatory requirements and approvals.

BancPlus also owns the outstanding common stock of business trusts that have issued preferred capital securities to third parties. The preferred capital securities have qualified as Tier 1 capital, subject to regulatory rules and limits. These trusts used the proceeds from the issuance of the common stock and preferred capital securities to purchase subordinated debentures that BancPlus issued. The subordinated debentures are these trusts’ only assets, and quarterly interest payments on these subordinated debentures are the sole source of cash for these trusts to pay quarterly distributions on the common stock and preferred capital securities. BancPlus has fully and unconditionally guaranteed the trusts’ obligations on preferred capital securities.

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	June 30, 2020	December 31, 2019

First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$—
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	—
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	—
			$56,703	$41,238

The subordinated debentures payable to statutory trusts vary from the amount carried on the condensed consolidated balance sheet at June 30, 2020 due to the remaining purchase discount of $4.3 million, which was established upon the merger with SCC and is being amortized over the remaining life of the debentures.

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

Shareholders’ equity increased $89.0 million, or 35.4%, to $340.5 million at June 30, 2020 from $251.5 million at December 31, 2019, primarily due to $71.2 million of equity issued in the merger with SCC, net income of $14.9 million and other comprehensive income of $7.3 million less dividends paid of $6.2 million for the year to date period.

Contractual Obligations

The table below presents the funding requirements of BancPlus’ contractual obligations, excluding interest, as of June 30, 2020:

	Payments Due by Period
(Dollars in thousands)				Greater
June 30, 2020	Less Than One Year	One-Three Years	Three-Five Years	Than Five Years	Total

Operating lease obligations	$2,624	$9,307	$8,759	$45,094	$65,784
FHLB advances (1)	115	548	—	20,101	20,764
Note payable (2)	3,500	11,375	—	—	14,875
Subordinated debentures (3)	—	—	—	110,998	110,998
Deposits with maturities	456,256	200,337	52,089	—	708,682
Low income housing tax credits	4	9	9	4	26
Total contractual obligations	$462,499	$221,576	$60,857	$176,197	$921,129

________________________________
(1)Interest rates for BancPlus’ Federal Home Loan Bank (“FHLB”) advances outstanding ranged from 1.44% to 2.94% at June 30, 2020. These advances are subject to restrictions or penalties in the event of prepayment. Advances subject to calls are shown at their earliest call date.
(2)The interest rate on BancPlus’ note payable is a 3.75% fixed annual rate.
(3)These subordinated debentures include the outstanding common securities of business trusts that have issued preferred capital securities to third parties which bear interest based on 3 month LIBOR plus 1.35% to 2.50% and fixed-to-floating subordinated notes that bear interest at 6.00% per annum.

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

The table below sets forth BancPlus’ commitments to extend credit by commitment expiration date indicated:

	June 30, 2020
(Dollars in thousands)	Less Than One Year	One-Three Years	Three-Five Years	Greater Than Five Years	Total
Commitments to extend credit (1)	$122,291	$382,808	$135,704	$108,002	$748,805
Standby letters of credit	5,790	48	504	890	7,232
Total off-balance sheet commitments	$128,081	$382,856	$136,208	$108,892	$756,037
____________________________
(1)Includes $210,671 of unconditionally cancellable commitments at June 30, 2020.

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

Liquidity

Bank Liquidity Management

Liquidity is BancPlus’ capacity to meet its cash and collateral obligations at a reasonable cost, having cash when BancPlus needs it and having the appropriate amount of cash and other assets that are quickly convertible into cash without incurring significant loss. BancPlus is expected to maintain adequate liquidity at BankPlus to meet the cash flow requirements of its customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Maintaining an adequate level of liquidity depends on BancPlus’ ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting either BancPlus’ daily operations or its financial condition. BancPlus’ Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management, is responsible for managing commitments to meet the needs of customers while achieving its financial objectives. ALCO meets regularly to review balance sheet composition, funding capacities, and current and forecasted loan demand, and BancPlus’ Treasury Management department continuously monitors its liquidity position to ensure that assets and liabilities are managed in a manner that will meet all of its short-term and long-term cash requirements.

BancPlus manages its liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities, which BancPlus considers its primary liquidity. Furthermore, a significant portion of these unencumbered liquid assets are comprised of U.S. government agency obligations, mortgage backed securities and other agency securities, which the regulatory bodies consider the most marketable and liquid, especially in a stress scenario. In regard to off-balance sheet capacity, BancPlus maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of St. Louis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which BancPlus consider its secondary liquidity, and other funding avenues, including the Paycheck Protection Program Liquidity Facility. BancPlus also monitors its liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios, FHLB borrowings and deposits. As part of its liquidity management strategy, BancPlus is also focused on minimizing its costs of liquidity and attempting to decrease these costs by growing its noninterest-bearing and other low-cost deposits and replacing higher cost borrowed funds.

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	June 30, 2020	December 31, 2019

Cash and cash equivalents	$462,630	$312,972
Total securities	453,300	378,927
Less: pledged securities	(386,719)	(249,081)
Total primary liquidity	$529,211	$442,818
Ratio of primary liquidity to total deposits	13.2%	17.1%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	June 30, 2020	December 31, 2019

Net secured borrowing capacity with the FHLB	$729,443	$711,552
Net secured borrowing capacity with the Federal Reserve Bank	388,394	206,837
Unsecured borrowing capacity with correspondent lenders	178,000	148,000
Total secondary liquidity	$1,295,837	$1,066,389
Ratio of primary and secondary liquidity to total deposits	45.7%	58.2%

During the six months ended June 30, 2020, BancPlus’ primary liquidity increased by $86.4 million to $529.2 million compared to $442.8 million at December 31, 2019, due an increase in cash and cash equivalents partially offset by an increase in our pledged securities. Secondary liquidity increased by $229.4 million to $1.30 billion as of June 30, 2020 from $1.07 billion as of December 31, 2019. This increase was primarily due to an increase in BancPlus’ Federal Reserve Bank borrowing capacity in the second quarter of 2020.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $3.822 billion and $2.485 billion and represented 95.6% and 95.9% of total deposits as of June 30, 2020 and December 31, 2019, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources. Although BancPlus’ policy allows the use of brokered deposits, BankPlus did not utilize this funding source during the 2020 and 2019 year to date periods.

BancPlus’ liquidity policy includes both policy limits and policy guidelines for measuring and monitoring liquidity. BancPlus’ policy measures include an Internal Liquidity Ratio, and Internal Liquidity Ratio adjusted for FHLB, an Internal Dependency Ratio adjusted for FHLB and a Maximum Available Funds to Total Assets Ratio. These ratios are calculated monthly. BancPlus also utilizes eleven liquidity guidelines that are reported quarterly. As of June 30, 2020 and December 31, 2019, BancPlus was in compliance with all of its established liquidity guidelines.

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

Due to state banking laws, BankPlus may not declare dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $6.2 million and $4.8 million for the year-to-date periods ended June 30, 2020 and June 30, 2019, respectively. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.
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

In addition, BancPlus must maintain a capital conservation buffer of 3.5%, consisting of CET1, on top of the risk-based capital. A banking organization with a conservation buffer of less than the required amount of 2.50% will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers.

BancPlus met all capital adequacy requirements as of June 30, 2020 and December 31, 2019. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Required to be Well Capitalized
As of June 30, 2020:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$323,671	9.24%	$245,266	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	374,341	10.68%	297,823	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	457,025	13.04%	367,900	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	374,341	8.52%	175,830	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$372,515	10.67%	$244,382	7.00%	$226,926	6.50%
Tier 1 Capital to Risk-Weighted Assets	372,515	10.67%	296,749	8.50%	279,293	8.00%
Total Capital to Risk-Weighted Assets	396,574	11.36%	366,573	10.50%	349,117	10.00%
Tier 1 Capital to Average Assets	372,515	8.40%	177,491	4.00%	221,864	5.00%

	Actual		For Capital Adequacy Purposes		Required to be Well Capitalized
As of December 31, 2019:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$248,247	10.86%	$160,002	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	288,247	12.61%	194,288	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	309,747	13.55%	240,003	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	288,247	9.74%	118,373	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$284,513	12.49%	$159,469	7.00%	$148,078	6.50%
Tier 1 Capital to Risk-Weighted Assets	284,513	12.49%	193,641	8.50%	182,250	8.00%
Total Capital to Risk-Weighted Assets	306,013	13.43%	239,203	10.50%	227,813	10.00%
Tier 1 Capital to Average Assets	284,513	9.63%	118,134	4.00%	147,668	5.00%

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

ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” In April 2019, the FASB issued ASU 2019-04 clarifies that the reclassification of a debt security from held-to-maturity (“HTM”) to available-for-sale (“AFS”) under the transition guidance in Accounting Standards Update 2017-12, “Targeted Improvements to Accounting for Hedging Activities” would not (1) call into question the classification of other HTM securities, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security. As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities. The Company did not reclassify any securities from HTM to AFS upon adoption of ASU 2017-12. ASU 2019-04 became effective as of the beginning of the first annual period after its issuance, which for the Company was January 1, 2020. See Note 4 Investment Securities to our Condensed Consolidated Financial Statements for more information regarding the impact of the transfer of certain HTM debt securities to AFS.
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

Potential changes to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of June 30, 2020 and December 31, 2019 are presented in the table below (dollars in thousands). The projections assume immediate, parallel shifts down from the June 30, 2020 and December 31, 2019 yield curves of 100 and 200 basis points and immediate, parallel shifts up 100, 200, and 300 basis points. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide BancPlus with meaningful results and therefore is not presented.

	As of June 30, 2020				As of December 31, 2019
	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
(In thousands)	$	%	$	%	$	%	$	%
+300	13,514	9.5%	115,173	29.6%	7,111	7.1%	51,192	12.9%
+200	9,277	6.5%	88,485	22.8%	5,038	5.0%	38,816	9.8%
+100	4,260	3.5%	52,069	13.4%	2,650	2.6%	22,030	5.6%
0	—	—%	—	—%	—	—%	—	—%
-100	(310)	(0.2)%	(66,396)	(17.1)%	(3,753)	(3.7)%	(35,734)	(9.0)%
-200	158	0.1%	(81,762)	(21.0)%	(5,613)	(5.6)%	(81,371)	(20.6)%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 9.5% increase in net interest income and a 29.6% increase in EVE as of June 30, 2020, and a 7.1% increase in net interest income and a 12.9% increase in EVE as of December 31, 2019. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced a 0.2% decrease in net interest income and a 17.1% decrease in EVE as of June 30, 2020, and a 3.7% decrease in net interest income and a 9.0% decrease in EVE as of December 31, 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by management with the participation of BancPlus’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of BancPlus’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, BancPlus’ disclosure controls and procedures were effective to ensure that information required to be disclosed by BancPlus in the reports required to be filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

1. Market Risks

The novel coronavirus ("COVID-19") pandemic and the impact of actions to mitigate it have affected, and could continue to adversely affect, our business, financial condition and results of operations.

Federal, state and local governments have enacted various restrictions in an attempt to limit the spread of COVID-19. Such measures have disrupted economic activity and contributed to job losses and reductions in consumer business and spending. Even as state and local governments begin to re-open businesses and relax restrictions, these changes have had, and may continue to have, a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.

In response to the economic and financial effects of COVID-19, the Federal Reserve Board has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the Trump Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act

(“CARES”). The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. Beginning in April 2020, we began processing loan applications under the Paycheck Protection Program created under the CARES Act. On April 24, 2020, Congress enacted the Paycheck Protection Program and Healthcare Enhancement Act to, among other things, increase the available funding by $310 billion to a new total of $659 billion. All of the federal banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. We are also making a high level of temporary loan modifications. The full impact on our lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain. We face an increased risk of litigation and governmental, regulatory, and third party scrutiny as a result of the effects of COVID-19 on economic conditions and actions governmental authorities take in response to these conditions, such as the Paycheck Protection Program, are complex and our participation may lead to additional litigation and regulatory scrutiny, negative publicity and damage to our reputation.

The continuation of the economic effects of the COVID-19 pandemic have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption have caused increased market volatility and have led to an economic recession and a significant decrease in consumer confidence and business generally. The continuation of these conditions, including whether due to a resurgence or a second wave of COVID-19 infections, particularly as the geographic areas in which we operate reopen, as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, has adversely affected our results of operations and financial condition, and can be expected to further adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners. In particular, these events have had, and/or can be expected to continue to have the following effects, among other things:

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
•result in increased compliance risk as we become subject to new regulatory and other requirements associated with the Paycheck Protection Program, and other new programs in which we participate;
•impair the ability of loan guarantors to honor commitments;
•negatively impact our regulatory capital ratios;
•negatively impact the productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and
•increase cyber and payment fraud risk and other operational risks, given increased online and remote activity.

Prolonged measures by health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices, or the imposition of new measures after re-opening has started, could further harm our business and those of our customers, in particular our small to medium sized business customers. Although we have business continuity plans and other safeguards in place, there is no assurance that they will be effective.

Our results of operations have been adversely affected by the factors described above. For example, in the quarter ended June 30, 2020 these factors resulted in approximately 2,686 temporary loan modifications, totaling approximately $893 million, or 27% of total loans. Although the ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, nor the pace of recovery when the COVID-19 pandemic subsides, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to COVID-19 is likely to result in an adverse effect on our business, financial condition and results of operations in future periods and may heighten many of our other known risks described below.

As a business operating in the financial services industry, BancPlus’ business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

BancPlus’ business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Although the U.S. economy, as a whole, had improved significantly over the past several years prior to the COVID-19 pandemic, the business environment in which BancPlus operates been impacted by the effects of the COVID-19 pandemic. Uncertainty about the federal fiscal policymaking process and the medium and long-term fiscal outlook of the federal government and U.S. economy is a concern for businesses, consumers and investors in the U.S. In addition, economic conditions in foreign countries, including global political hostilities, uncertainty over the stability of the euro currency and imposition of tariffs on products, could further affect the stability of global financial markets, which could hinder domestic economic growth. The current economic environment is characterized by recent interest rate changes that impacted BancPlus’ cost of funds and could adversely affect its net interest margin, which in turn is expected to decrease its earnings. All of these factors could individually or in the aggregate be detrimental to BancPlus’ business, and the interplay between these factors can be complex and unpredictable. BancPlus’ business is also significantly affected by monetary and related policies of the U.S. government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond BancPlus’ control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on BancPlus’ business, financial condition, results of operations or prospects.

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

The current geographic concentration of BancPlus’ markets in Mississippi, Alabama and Louisiana makes BancPlus more sensitive to adverse changes in the local economy than its more geographically diversified competitors, and more susceptible to lower growth rates from that region, and adverse economic conditions in these markets could negatively impact BancPlus’ business, financial condition or results of operations.

Unlike larger financial institutions that are more geographically diverse, BancPlus is primarily a Mississippi banking franchise with locations in Alabama and Louisiana. As of June 30, 2020, a significant amount of BancPlus’ total loans (by dollar amount) were made to borrowers who reside or conduct business in the Mississippi, Alabama, and Louisiana markets, and substantially all of BancPlus’ real estate loans, including those acquired in the recent merger with State Capital Corp. (“SCC”), are secured by properties located in these markets. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of BancPlus’ portfolio, the demand for its products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. If the population, employment or income growth in one of BancPlus’ markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of BancPlus’ larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets. For these reasons, any regional or local economic downturn could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

In addition, the Mississippi, Alabama and Louisiana economies grew at overall rates less than the United States economy, as a whole. For its market share to increase substantially, BancPlus must attract customers from its competitors. If BancPlus is unable to do so, it may be unable to execute its business strategy, which could have an adverse effect on its business, financial condition or results of operations.

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

Additionally, acts of war or terrorism, civil unrest, and other adverse external events could have a significant impact on BancPlus’ business, financial condition or results of operations. If the economies in BancPlus’ primary markets experience an overall decline as a result of a natural disaster, adverse weather, a public health crisis or other catastrophic or adverse external event, demand for loans and BancPlus’ other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and loan losses may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a disaster. A natural or man-made disaster could, therefore, result in decreased revenue and loan losses that could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

2. Risks Related to Our Business

The concentration of small to medium-sized businesses to which BancPlus lends may be more vulnerable to adverse business developments, which may impair BancPlus’ borrowers’ ability to repay loans.

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

BancPlus’ growth over the past several years has been partially attributable to its ability to originate and retain relatively large loans given its asset size. As of June 30, 2020, BancPlus’ 20 largest borrowing relationships represented 8.26% of its total outstanding loan portfolio, including mortgage loans held for sale, and 9.43% of its total commitments to extend credit. Along with other risks inherent in BancPlus’ loans, such as the deterioration of the underlying businesses or property securing these loans, the larger size of these loans presents a risk to its lending operations. If any of its largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, or are otherwise granted forgiveness or automatic forbearance under the CARES Act or other temporary modifications as a result of the COVID-19 pandemic, BancPlus’ nonperforming loans and its provision for loan losses could increase significantly, which could have a material adverse effect on its business, financial condition or results of operations.

The borrowing needs of BancPlus’ customers may increase, especially during a challenging economic environment, which could result in increased borrowing against BancPlus’ contractual obligations to extend credit.

The actual borrowing needs of BancPlus’ customers under these credit commitments have historically been lower than the contractual amount of the commitments. Because of the credit profile of its customers, BancPlus typically has a substantial amount of total unfunded credit commitments, which is not reflected on its balance sheet. As of June 30, 2020, BancPlus had $756.0 million in unfunded credit commitments to its customers. Actual borrowing needs of BancPlus’ customers may exceed BancPlus’ expectations, especially during a challenging economic environment when customers’ companies may be more dependent on BancPlus’ credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financing from other sources. The COVID-19 pandemic and the resulting stresses on the economy have substantially increased, and continue to increase, the borrowing needs of customers. This could adversely affect BancPlus’ liquidity, which could impair its ability to fund operations and meet obligations as they become due. Any failure to meet BancPlus’ unfunded credit commitments in accordance with the actual borrowing needs of its clients could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

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

BancPlus’ ability to compete successfully will depend on a number of factors, including, among others:

i.its ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
ii.its scope, relevance and pricing of products and services offered to meet customer needs and demands;
iii.the rate at which it introduces new products and services relative to its competitors;
iv.customer satisfaction with its level of service;
v.its ability to expand its market position;
vi.industry and general economic trends; and
vii.its ability to keep pace with technological advances and to invest in new technology.

Increased competition could require BancPlus to increase the rates it pays on deposits or lower the rates it offers on loans, which could reduce its profitability. BancPlus’ failure to compete effectively in its primary markets could cause it to lose market share and could have a material adverse effect on its business, financial condition or results of operations.

BancPlus’ business strategy includes growth, and our business, financial condition and results of operations could be negatively affected if BancPlus fails to grow or fails to manage growth effectively.

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

In particular, BancPlus’ business strategy includes evaluating strategic opportunities to grow through de novo branching, and it believes that banking location expansion has been meaningful to its growth since inception. Over the last five years, BancPlus has entered two new markets where it opened five new locations. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking location and successfully integrate and promote BancPlus’ corporate culture; poor market reception for de novo banking locations established in markets where it does not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with BancPlus’ growth through de novo branching could have a material adverse effect on its business, financial condition or results of operations.

BancPlus may pursue acquisitions in the future, which could expose it to financial, execution and operational risks.

Although it plans to continue to grow its business organically, BancPlus may from time to time consider acquisition opportunities that BancPlus believes complement its activities and have the ability to enhance its profitability. BancPlus may not be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, complete proposed acquisitions, successfully integrate acquired businesses into the existing operations, or expand into new markets. Once integrated, acquired operations may not achieve levels of revenues, profitability, or productivity comparable with those achieved by BancPlus’ existing operations, or otherwise perform as expected. BancPlus’ acquisition activities could be material to its business and involve a number of risks, including those associated with:

•the diversion of management attention from the operation of its existing business to identify, evaluate and negotiate potential transactions;
•the ability to attract funding to support additional growth within acceptable risk tolerances;
•the use of inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•the ability to maintain asset quality;
•the adequacy of due diligence and the potential exposure to unknown or contingent liabilities related to the acquisition;
•the retention of customers and key personnel, including bankers;
•the timing and uncertainty associated with obtaining necessary regulatory approvals;
•the risk of losing its Community Development Financial Institution (“CDFI”) status due to the addition of markets that do not qualify as low- or moderate-income markets;
•the incurrence of an impairment of goodwill associated with an acquisition and material adverse effects on its results of operations;
•the ability to successfully integrate acquired businesses; and
•the maintenance of adequate regulatory capital.

BancPlus may not properly ascertain all such risks prior to an acquisition or prior to such a risk impacting BancPlus while integrating an acquired company. As a result, difficulties encountered with acquisitions could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

BancPlus may not be able to realize the anticipated benefits of the merger with SCC on a timely basis or at all, and doing so may be more difficult or costly than expected.

A successful combination of the operations of BancPlus and SCC following the merger of BancPlus and SCC (the “Merger”) will depend substantially on BancPlus’ ability to consolidate operations, systems and procedures and to eliminate redundancies and costs and has required, and will continue to require, the dedication of the time and resources of BancPlus’ management. BancPlus may not be able to combine the operations of SCC with its operations or otherwise realize the anticipated benefits of the Merger on a timely basis or at all without encountering difficulties, such as:

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

BancPlus’ efforts to successfully integrate SCC and otherwise realize the anticipated benefits of the Merger could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, and could materially impact its business, financial condition or results of operations. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

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

BancPlus relies heavily on its executive management team and other key personnel, and the loss of any of these individuals could adversely impact its business or reputation.

BancPlus’ success depends in large part on the performance of its key personnel, including bankers, as well as on its ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Qualified individuals are in high demand, and BancPlus may incur significant costs to attract and retain them. BancPlus may face difficulties in recruiting and retaining bankers of its desired caliber, including as a result of competition from other financial institutions. In particular, many of BancPlus’ competitors are significantly larger with greater financial resources and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, BancPlus may incur significant expenses and expend significant time and resources on training, integration and business development before it is able to determine whether new bankers or other key personnel will be profitable or effective. BancPlus may not be successful in retaining its key personnel, and the unexpected loss of services of one or more of its key personnel could have an adverse effect on its business because of their skills, knowledge of and business relationships within BancPlus’ primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of BancPlus’ key personnel should become unavailable for any reason, BancPlus may not be able to identify and hire qualified persons on terms acceptable to BancPlus, or at all, which could have a material adverse effect on its business, financial condition or results of operations.

BancPlus’ ability to maintain its reputation is critical to the success of its business.

BancPlus has benefited from strong relationships with and among its customers. As a result, its reputation is one of the most valuable components of its business. BancPlus’ growth over the past several years has depended on attracting new customers from competing financial institutions and increasing its market share, primarily by its involvement in its primary markets and word-of-mouth advertising, rather than on growth in the market for banking services in its primary markets. As such, BancPlus strives to enhance its reputation by recruiting, hiring and retaining employees who share its core values of being an integral part of the communities it serves and delivering superior service to its customers. If BancPlus’ reputation is negatively affected by the actions of its employees; litigation or regulatory actions; compliance failures; any perceived weakness in its financial strength or liquidity; technological, cybersecurity or other security breaches resulting in improper disclosure of client or personal information; or otherwise, its existing relationships may be damaged. BancPlus could lose some of its existing customers, including groups of large customers who have relationships with each other, and BancPlus may not be successful in attracting new customers. Any such developments could have a material adverse effect on BancPlus’ business, financial condition or results of operations. In addition, in the event BancPlus determines it to be in its best financial interest to close branches, BancPlus could suffer reputational damage from community opposition and Federal Deposit Insurance Corporation (“FDIC”) scrutiny, as well as loss of customers who choose not to transfer business to a different branch. In addition, there is a financial risk that the retired branch real estate could not be sold without loss.

3. Credit, Liquidity and Capital Risks

BancPlus may not be able to adequately measure and limit its credit risk, which could lead to unexpected losses.

As a lender, BancPlus is exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover its outstanding exposure. In addition, BancPlus is exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. Many of BancPlus’ loans are made to small to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. If the economic climate in the U.S. generally, or in BancPlus’ market areas, continue to experience material disruption, particularly due to the COVID-19 pandemic, its borrowers may experience difficulties in repaying their loans, the collateral BancPlus holds may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses. BancPlus’ risk management practices, such as monitoring the concentration of its loans within specific industries and markets and its credit approval, review and administrative practices may not adequately assess and reduce credit risk, and BancPlus’ credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with BancPlus’ loan portfolio may result in unexpected losses and adversely affect its business, financial condition or results of operations.

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

Interest rate shifts could reduce net interest income.

Like most financial institutions, BancPlus’ earnings depend to a great extent upon the level of its net interest income, or the difference between the interest income it earns on loans, investments and other interest earning assets, and the interest it pays on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease BancPlus’ net interest income depending on the make-up of its assets and liabilities. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of June 30, 2020, 29.9% of BancPlus’ interest earning assets and 10.0% of its interest-bearing liabilities were variable rate. These percentages of variable rate balances, as well as the terms of BancPlus’ fixed rate interest-bearing balances resulted in a slightly asset sensitive balance sheet as June 30, 2020. Assuming a stable product mix, no change in customer behavior, no change in yield curve and stability of related items, BancPlus’ net interest income would increase with rising interest rates and decrease with falling interest rates.

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

Real estate values in BancPlus’ markets have experienced periods of fluctuation over the last several years, and recovery from declines in value has been slow and uneven and illiquidity of real estate holdings has increased. The market value of real estate can fluctuate significantly in a short period of time. As of June 30, 2020, $2.5 billion, or 75.4%, of BancPlus’ total loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of BancPlus’ markets could increase the credit risk associated with its loan portfolio, and could result in losses that adversely affect its business, financial condition or results of operations. Negative changes in the economy affecting real estate values and liquidity in BancPlus’ market areas, including as a result of the COVID-19 pandemic, could significantly impair the value of property pledged as collateral on loans and affect its ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Further, if real estate values decline, it is also more likely that BancPlus would be required to increase its allowance for loan losses. Such events could have an adverse effect on BancPlus’ business, financial condition or results of operations.

In particular, as of June 30, 2020, BankPlus and BancPlus’ wholly owned subsidiary, Oakhurst Development, Inc. (“Oakhurst”), carry an aggregate of $8.9 million in other real estate owned (“OREO”) acquired by foreclosure or otherwise in satisfaction of debts previously contracted. Although foreclosures and acquisitions of OREO are expected, negative changes in the economy affecting real estate values and the liquidity of real estate in BancPlus’ market areas could force BancPlus to foreclose upon collateral, which could significantly impair the value of property carried in its OREO accounts, increase the loss associated with OREO and affect BancPlus’ ability to sell such real estate without additional loss. Further, as of June 30, 2020, BancPlus’ commercial real estate loans totaled $1.5 billion, or 45.2%, of its total loan portfolio. These loans expose BancPlus to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with BancPlus’ residential or consumer loan portfolios. Unexpected deterioration in the credit quality of BancPlus’ commercial real estate loan portfolio would require it to increase its provision for loan losses, which would reduce its profitability and could materially and adversely affect its business, financial condition or results of operations.

Finally, since BancPlus may be forced to foreclose on the collateral and own the underlying real estate, BancPlus may be subjected to the costs and potential risks associated with the ownership of the real property. BancPlus’ inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have a material adverse effect on its business, financial condition or results of operations.

A portion of BancPlus’ loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose it to loan losses.

As of June 30, 2020, approximately $680.3 million, or 20.4%, of BancPlus’ total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than BancPlus anticipates, exposing it to increased credit risk. In addition, a portion of BancPlus’ customer base, including customers in the real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which BancPlus’ commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose it to loan losses and could materially and adversely affect its business, financial condition or results of operations.

BancPlus may be required to repurchase mortgage loans in some circumstances, which could diminish its liquidity.

Historically, BancPlus has originated its mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, BancPlus is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require BancPlus to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event it breaches these representations and warranties. In addition, BancPlus may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims, BancPlus’ liquidity could diminish, which could have an adverse effect on its business, financial condition or results of operations. BancPlus was not required to repurchase during 2020, 2019, 2018, 2017 or 2016 any material amount of mortgage loans sold into the secondary market.

BancPlus’ allowance for loan losses may prove to be insufficient to absorb losses inherent in its loan portfolio, which could have an adverse effect on its business, financial condition and results of operations.

BancPlus’ experience in the banking industry indicates that some portion of its loans will not be fully repaid in a timely manner or at all. Accordingly, BancPlus maintains an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in its loan portfolio. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires BancPlus to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. As of June 30, 2020, BancPlus’ allowance for loan losses was $24.1 million. Inaccurate management assumptions, continued deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, temporary modifications, loan forgiveness, automatic forbearance and other factors, both within and outside of BancPlus’ control, may require it to increase its allowance for loan losses. In addition, federal and state banking regulators, as an integral part of their periodic examination, review the adequacy of BancPlus’ allowance for loan losses and may direct it to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, BancPlus may need additional provision for loan losses to restore the adequacy of its allowance for loan losses. If BancPlus is required to materially increase its level of allowance for loan losses for any reason, such increases could have an adverse effect on its business, financial condition or results of operations.

BancPlus is dependent upon significant non-interest income, including deposit fees, some of which are under continual review by federal regulators and Congress.

As of June 30, 2020, BancPlus’ non-interest income, including service charges on deposits, totaled $26.8 million and constituted 26.2% of total revenue. BancPlus’ transaction account deposit base generates a significant contribution to its fee income through service charges on deposit accounts, largely in the form of overdraft fees, non-sufficient fund fees, and other deposit related service charges. BankPlus offers a discretionary overdraft service and many of BancPlus’ deposit customers elect to use this service, which will generate overdraft fees when the service is accessed. Such programs are under continual scrutiny by the prudential bank regulators as well as consumer rights groups. While BancPlus continually adjusts to comply with industry best practices, federal bank regulators or Congress could impose additional restrictions on overdraft programs, which could reduce fees on the products offered. Because BancPlus derives a significant portion of its revenues from non-interest income, a reduction in such fees could have a material adverse impact on its business, financial condition or results of operations.

The amount of nonperforming and classified assets may increase significantly and may take significant time and resources to resolve, resulting in additional losses, costs and expenses.

At June 30, 2020, BancPlus had a total of approximately $26.3 million of nonperforming assets, or approximately 0.58% of total assets. In addition, total loans classified as “substandard,” “doubtful” or “loss” as of June 30, 2020 were approximately $50.9 million, or approximately 1.12% of total assets. Nonperforming assets adversely affect BancPlus’ net income in various ways. BancPlus generally does not record interest income on OREO or on nonperforming loans, thereby adversely affecting its income and increasing loan administration costs. Moreover, when BancPlus takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value less estimated selling costs of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases BancPlus’ risk profile and may also impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. While BancPlus seeks to reduce problem assets through loan workouts, restructurings, and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond its control, could have a material effect on its business, financial condition or results of operations. In addition, the resolution of nonperforming assets can require significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. BancPlus may not experience future increases in the value of nonperforming assets.

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

A portion of BancPlus’ community development business has historically been augmented by its status as a CDFI. CDFI status increases the potential for receiving grants and awards that, in turn, enable a financial institution to increase the level of community development financial services that it provides to communities. In the event BancPlus does not meet one or more of the annual recertification criteria, the CDFI Fund, in its sole discretion, may provide an opportunity for BancPlus to cure deficiencies prior to issuing a notice of termination of certification. From 2014 through the current period, BancPlus has received an aggregate of $8.3 million in grants made possible due to its status as a CDFI. A loss of such status, and the resulting inability to obtain certain grants and awards received in the past, could have an adverse effect on BancPlus’ business, financial condition or results of operations.

The fair value of BancPlus’ investment securities can fluctuate due to factors outside of its control.

As of June 30, 2020, the fair value of BancPlus’ portfolio of available for sale investment securities was approximately $351.5 million, which included a net unrealized gain of approximately $10.1 million. Factors beyond BancPlus’ control can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions, defaults by the issuer, changes in market interest rates and instability in the capital markets. Many factors could cause other-than-temporary impairments and realized or unrealized losses in future periods. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

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

BancPlus may choose to use interest rate swaps to help manage its interest rate risk from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes it to interest rate risk or risks inherent in customer related derivatives. BancPlus may choose to use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. BancPlus’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts principally related to its fixed rate loan assets. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, BancPlus would be exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what BancPlus expected when it entered into the derivative transaction. The existence of credit and market risk associated with BancPlus’ derivative instruments could adversely affect its net interest income and, therefore, could have a material adverse effect on its business, financial condition or results of operations. Interest rate swaps have been linked to the LIBOR index; at some point in the next several months the swaps will transition to another index, probably the Secured Overnight Financing Rate (“SOFR”). The financial impact of the transition is uncertain, but it may create basis risk or valuation risk.

4. Operational Risks

BancPlus’ risk management framework may not be effective in mitigating risks associated with new or existing lines of business and/or losses to BancPlus.

BancPlus’ risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which it is subject, including, among others, credit, market, liquidity, interest rate and compliance. BancPlus’ framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Its risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss. If its risk management framework is not effective, BancPlus could suffer unexpected losses and its business, financial condition or results of operations could be materially and adversely affected. BancPlus may also be subject to potentially adverse regulatory consequences.

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

Third parties provide key components of BancPlus’ business infrastructure such as data processing, internet connections, network access, core application processing, statement production and other services. BancPlus’ business depends on the successful and uninterrupted functioning of its information technology and telecommunications systems and third-party servicers, in particular due to the increase in remote work during the COVID-19 pandemic. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt BancPlus’ operations. Because its information technology and telecommunications systems interface with and depend on third-party systems, BancPlus could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with BancPlus’ third-party service providers could entail significant delay and expense. Moreover, the laws and policies on third party service providers that the federal banking agencies implement impose additional compliance burdens on BankPlus. If BancPlus is unable to efficiently replace ineffective service providers, or if it experiences a significant, sustained or repeated, system failure or service denial, it could compromise its ability to operate effectively, damage its reputation, result in a loss of customer business, and subject it to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on its business, financial condition or results of operations.

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

Changes in accounting standards by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies, including the implementation of CECL, may affect our financial statements.

Our financial statements are subject to the application of accounting principles generally accepted in the United States (“GAAP”), which are periodically revised and/or expanded. From time to time, the FASB or other accounting standard setting bodies adopt new accounting standard or amend existing standards. Market conditions often prompt these bodies to promulgate new guidance that further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures.

In particular, at this time, BancPlus does not know and cannot reasonably quantify the impact of the adoption of CECL from the current incurred loss method, although the new standard is expected to generally result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. On May 14, 2018, the FDIC, Federal Reserve and Office of the Comptroller of the Currency issued a Notice of Proposed Rulemaking that would provide an optional CECL Transition Provision, which will allow a banking organization that experiences a reduction in retained earnings as of the CECL adoption date to elect to phase in the regulatory capital impact over a three-year period. A failure to effectively measure the effect of CECL may result in significant overstatement or understatement of BancPlus’ allowance for loan and lease losses, and in the event of an understatement, may necessitate that it significantly increase its allowance for loan and lease losses, which could adversely affect its net income.

It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material effect on our financial condition and result of operations.

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

5. Compliance and Regulatory Risks

BancPlus is subject to claims, litigation, and regulatory actions in the ordinary course of banking and lending.

BancPlus may become involved in litigation matters in the ordinary course of business. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, BancPlus may in the future be subject to consent orders or other enforcement actions by its regulators. BancPlus may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding its current and/or prior business activities. Any such legal or regulatory actions may subject BancPlus to substantial compensatory or punitive damages, significant fines, penalties, obligations to change its business practices or other requirements resulting in increased expenses, diminished income and damage to its reputation. BancPlus’ involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in its favor, could also cause significant harm to its reputation and divert management’s attention from the operation of its business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. For example, BancPlus is subject to litigation related to intellectual property. Banking and other financial services companies, such as BancPlus’, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, BancPlus may have to engage in protracted litigation. Such litigation is often expensive, time-consuming and disruptive to BancPlus’ operations and distracting to management. The outcome of legal and regulatory actions could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

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

BancPlus is subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) . The Sarbanes-Oxley Act requires, among other things, that BancPlus maintain effective disclosure controls and procedures, and internal control over financial reporting. BancPlus expects that the requirements of the Exchange Act, the Sarbanes-Oxley Act and associated rules and regulations will continue to increase its legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on its personnel, systems and resources.

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

Unauthorized access, cyber-crime and other threats to data security may subject BancPlus to regulatory action or penalties, require significant resources, harm BancPlus’ reputation, and otherwise cause harm to its business.

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

BancPlus is also subject to complex and evolving laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage BancPlus’ reputation and subject it to regulatory action or penalties. For example, BancPlus’ business is subject to the Gramm-Leach-Bliley Act which, among other things imposes certain limitations on its ability to share nonpublic personal information about its customers with nonaffiliated third parties; requires that BancPlus provide certain disclosures to customers about its information collection, sharing and security practices; and afford customers the right to “opt out” of any information sharing by BancPlus with nonaffiliated third parties (with certain exceptions); and requires that BancPlus develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on its size and complexity, the nature and scope of its activities, and the sensitivity of customer information BancPlus processes, as well as plans for responding to data security breaches.

Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that BancPlus’ collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase its costs. Furthermore, BancPlus may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with BancPlus, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or other were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), BancPlus could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of BancPlus’ measures to safeguard personal information, or even the perception that such measures are inadequate, could cause BancPlus to lose customers or potential customers for its products and services and thereby reduce its revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject BancPlus to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage its reputation and otherwise materially and adversely affect its operations or financial condition.

A breach of BancPlus’ security that results in unauthorized access to its data could expose it to a disruption or challenges relating to its daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material adverse effect on BancPlus’ business, results of operations or financial condition. Such financial losses incurred may not be covered under applicable general liability insurance coverage or current cyber-insurance coverages. The insurance market for policies to cover cyber related fraud is in constant flux and there is no assurance adequate coverage has been or may be obtained.

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

BancPlus’ industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on its business, financial condition or results of operations.

BancPlus operates in a highly regulated environment, and the laws and regulations that govern its operations, corporate governance, executive compensation and accounting principles, or changes in them, or its failure to comply with them, could subject it to regulatory action or penalties.

BancPlus and BankPlus are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of its operations. These laws and regulations are not intended to protect BancPlus’ shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the United States, and not shareholders or counterparties. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which BancPlus can engage, limit the dividends or distributions that BankPlus can pay to BancPlus, and that BancPlus can pay to its shareholders, and impose certain specific accounting requirements on BancPlus that may be more restrictive and may result in greater or earlier charges to earnings or reductions in BancPlus’ capital than GAAP would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. BancPlus’ failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject BancPlus to restrictions on its business activities, fines and other penalties, any of which could adversely affect its results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to BancPlus’ industry, could have a material adverse effect on its business, financial condition or results of operations.

The 2018 Act mandates a roll-back of many of the requirements of the Dodd-Frank Act in a number of areas. Among these changes are changes to mortgage rules, the creation of the CBLR and simplification of financial reports. Whether these implementations may result in cost savings or otherwise have a positive effect on BancPlus’ business, financial condition or results of operations is unknown.

BancPlus is subject to stringent capital requirements, which may result in lower returns on equity, require BancPlus to raise additional capital, limit growth opportunities or result in regulatory restrictions.

Beginning January 1, 2015, BancPlus became subject to rules issued by the federal bank regulatory agencies (the Federal Reserve and the FDIC), commonly known as Basel III rules. The Basel III rules established a regulatory capital standard based on common equity Tier 1, increased the minimum Tier 1 risk-based capital ratio and, as fully phased in on January 1, 2019, imposed a capital conservation buffer of at least 2.5% of common equity Tier 1 capital above the minimum regulatory capital ratios. The

U.S. version of the Basel III rules generally require BancPlus to maintain greater amounts of regulatory capital than it was required to maintain prior to implementation of such rules and may also limit or restrict how BancPlus utilizes its capital.

If BankPlus does not meet certain minimum capital requirements, it will be subject to prompt corrective action by the FDIC. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. While BancPlus is not subject to formal capital planning requirements at its size, it has provided a capital plan to its regulators. Even if BancPlus satisfies the objectives of its capital plan and meets minimum capital requirements, it is possible that BancPlus’ regulators may ask it to raise additional capital.

BancPlus faces a risk of noncompliance and enforcement action with the Bank Secrecy Act, other anti-money laundering statutes and regulations and sanctions regulations.

The Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, state agencies and law enforcement officials, the U.S. Department of Justice, Drug Enforcement Administration, Office of Foreign Assets Control (“OFAC”), and the Internal Revenue Service. BancPlus is also subject to increased scrutiny of compliance with the rules enforced by OFAC. To comply with regulations, guidelines and examination procedures in these areas, BancPlus has dedicated significant resources to its anti-money laundering program and OFAC compliance. If BancPlus’ policies, procedures and systems are deemed deficient, BancPlus could be subject to liability, including fines and regulatory actions, which may include restrictions on its ability to pay dividends and inability to obtain regulatory approvals to proceed with certain aspects of its business plan, including acquisitions and de novo branching. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for BancPlus.

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

The Federal Reserve, the FDIC, and the Mississippi Department of Banking & Consumer Finance periodically conduct examinations of BancPlus’ business, including its compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that BancPlus’ financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of its operations had become unsatisfactory, or that BancPlus and/or BankPlus was/were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in BancPlus’ capital, to restrict its growth, to assess civil monetary penalties against it or BankPlus or BancPlus’ respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate BankPlus’ deposit insurance and place it into receivership or conservatorship. Any such regulatory action could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

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

An expansion of federal, state and local regulations and/or changes in the licensing of loan servicing, collections or other aspects of BancPlus’ business and sales of loans to third parties may increase the cost of compliance and the risks of noncompliance and subject BancPlus to litigation.

BancPlus services consumer loans it holds on its balance sheet. The servicing of consumer loans is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws, including the CARES Act, that restrict loan servicing activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, BancPlus may incur additional significant costs to comply with such requirements, which may further adversely affect BancPlus. In addition, were BancPlus to be subject to regulatory investigation or regulatory action regarding BancPlus’ loan modification and foreclosure practices, it could have a material adverse effect on BancPlus’ business, financial condition or results of operation.

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

In addition, the Federal Reserve may require BancPlus to commit capital resources to support BankPlus. Under longstanding Federal Reserve policy, which was codified by the Dodd-Frank Act, BancPlus is expected to act as a source of financial and managerial strength to BankPlus and to commit resources to support BankPlus. Under this “source of strength” doctrine, the Federal Reserve may require BancPlus to make capital injections into BankPlus at times when BancPlus may not be inclined to do so and may charge BancPlus with engaging in unsafe and unsound practices for failure to commit such resources. Accordingly, BancPlus could be required to provide financial assistance to BankPlus if it experiences financial distress.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital may have commercial real estate concentration risk and will be subject to further regulatory scrutiny with respect to their risk management practices for commercial real estate lending. Based on BancPlus’ commercial real estate concentration as of June 30, 2020, BancPlus believes that it is in compliance with the guidelines. However, increases in BancPlus’ commercial real estate lending, particularly as BancPlus expands into metropolitan markets and makes more of these loans, could subject BancPlus to additional supervisory analysis. BancPlus cannot guarantee that any risk management practices it implements will be effective to prevent losses relating to its commercial real estate portfolio. Management has implemented controls to monitor BancPlus’ commercial real estate lending concentrations, but BancPlus cannot predict the extent to which this guidance will impact its operations or capital requirements. In addition, BancPlus’s capital requirements could increase if any of its commercial real estate loans are “high volatility” as set forth in the 2018 Act.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will no longer compel banks to submit rates for the calculation of LIBOR by the end of 2021. This indicates that LIBOR will be discontinued on December 31, 2021. In June 2017, the U.S. Federal Reserve Bank’s Alternative Reference Rates Committee (“ARRC”) selected SOFR as the preferred alternative rate to LIBOR. SOFR differs from LIBOR in two respects: SOFR is a single overnight rate, while LIBOR includes rates of several tenors, and SOFR is deemed a credit risk-free rate while LIBOR incorporates an evaluation of credit risk. The ARRC and other entities intend for the transition to be economically neutral. The Federal Reserve Bank of New York has proposed a methodology for generating SOFRs of three different tenors and plans to publish an index but has not yet begun to do so. The ARRC has developed a methodology for adjusting SOFR to reflect the risk considerations that underlie LIBOR. On July 12, 2019, the SEC issued a statement on LIBOR transition, indicating the significant impact that the discontinuation of LIBOR could have on financial markets and market participants. BancPlus has been closely monitoring the impact of COVID-19 and any potential delay in the cessation of LIBOR. Although the FCA has expressed that it is assessing the potential impacts of COVID-19 on transition timelines, the target date currently remains unchanged. The transition, if not sufficiently planned for and managed by BancPlus, could adversely affect BancPlus’ financial condition and results of operation by, among other things, resulting in BancPlus incurring significant expenses in effecting the transition and subjecting BancPlus to disputes or additional scrutiny in connection with its use of substitute indices.

6. Risks Related to Our Common Stock

There is no organized public trading market for BancPlus common stock, and there can be no assurance that a public market will develop.

There is no organized trading market for the shares of common stock of BancPlus. There can be no expectation that a public market for BancPlus common stock will develop. BancPlus is subject to the reporting requirements of the Exchange Act, and, as a result, BancPlus may consider the development of a public market for its common stock. However, no such decision has been made. BancPlus does not presently intend to list its common stock on a securities exchange or have its shares quoted on a quotation system.

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

i.enable the Board to issue additional shares of authorized, but unissued capital stock without further shareholder approval;
ii.enable the Board to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board;
iii.enable the Board to increase the size of the board and to fill vacancies caused by an increase in the number of directors, a director’s removal, resignation, death, failure to qualify, or any other cause;
iv.divide the Board into three classes serving staggered three-year terms;
v.do not provide for cumulative voting in the election of directors;
vi.enable the BancPlus board to amend the BancPlus By-laws without shareholder approval;
vii.require a two-thirds vote of BancPlus shareholders to modify the sections of the BancPlus Articles addressing the number, term and removal of its directors, the filling of vacancies on the Board, the calling of special meetings of shareholders, limitations on certain personal liabilities of directors, director and officer indemnification and the amendment, adoption, alternation or repeal of the BancPlus By-laws;
viii.not permit shareholder action by less than unanimous written consent;
ix.prohibit shareholders from calling special meetings;
x.establish an advance notice procedure for director nominations and other shareholder proposals; and
xi.require prior regulatory application and approval of any transaction involving control of its organization.

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

BancPlus has elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows BancPlus to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, BancPlus’ financial statements may not be comparable to companies that comply with these accounting standards and investors may have difficulty evaluating or comparing BancPlus’ business, financial results or prospects in comparison to other public companies. This may have a negative impact on the value and liquidity of BancPlus common stock. BancPlus cannot predict if investors will find its common stock less attractive because BancPlus plans to rely on this exemption.

As a reporting company subject to the reporting requirements of Section 15(d) of the Exchange Act, BancPlus incurs significant legal, accounting, insurance, compliance and other expenses.

As a reporting company, BancPlus incurs significant legal, accounting, insurance and other expenses. SEC rules require that BancPlus’ Chief Executive Officer and Chief Financial Officer periodically certify the existence and effectiveness of its internal control over financial reporting. Beginning with the time BancPlus is no longer an “emerging growth company” as defined in the JOBS Act, but no later than December 31, 2025, BancPlus will be required to engage its independent registered public accounting firm to audit and opine on the design and operating effectiveness of its internal control over financial reporting. This process will require significant documentation of policies, procedures and systems, and review of that documentation and testing of BancPlus’ internal control over financial reporting by its internal auditing and accounting staff and its independent registered public accounting firm. This process will require considerable time and attention from management, which could prevent BancPlus from successfully implementing its business initiatives and improving its business, financial condition or results of operations, strain its internal resources, and increase its operating costs. BancPlus may experience higher than anticipated operating expenses, including those associated with SEC reporting, and outside auditor fees during the implementation of these changes and thereafter.

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

3.1	Articles of Incorporation of BancPlus Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant)
3.2	By-laws of BancPlus Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant)
4.1	Specimen Certificate for BancPlus Corporation Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 as amended (File No. 333-236022), of the Registrant)
4.2	Form of 6.000% Fixed-to-Floating Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on June 5, 2020)
10.1
Change in Control Agreement, dated February 12, 2020, by and between BancPlus Corporation and Kirk A. Graves (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on April 1, 2020)

10.2
Form of Subordinated Note Purchase Agreement, dated June 4, 2020, by and among BancPlus Corporation and the several purchasers of the Notes (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on June 5, 2020)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Interactive Data
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)
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

BancPlus Corporation

Date:	August 10, 2020	By:	/s/ William A. Ray
William A. Ray
President and Chief Executive Officer

Date:	August 10, 2020	By:	/s/ M. Ann Southerland
M. Ann Southerland
Senior Executive Vice President and Chief Financial Officer