Form 10-Q
period 2020-09-30
BANCPLUS CORP
filed 2020-11-06
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of November 4, 2020: 10,132,876

BANCPLUS CORPORATION
FORM 10-Q
For the Quarter Ended SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
BancPlus Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Par Value, Share and Per Share Data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets:
Cash and due from banks	$140,508	$45,475
Interest bearing deposits with banks	213,670	267,497
Federal funds sold	45,145	—
Total cash and cash equivalents	399,323	312,972
Securities available for sale	337,686	201,073
Securities held to maturity - fair value: $98,179 - 2020; $179,225 - 2019	97,491	177,854
Loans held for sale	26,774	16,092

Loans	3,420,684	2,078,997
Less: Allowance for loan losses	26,848	21,500
Net loans	3,393,836	2,057,497

Premises and equipment	102,373	75,072
Operating lease right-of-use assets	37,079	39,194
Accrued interest receivable	20,604	11,509
Goodwill	2,616	2,616
Other assets	135,036	85,185
	$4,552,818	$2,979,064

Liabilities:
Deposits	$3,991,348	$2,592,065
Advances from Federal Home Loan Bank and other borrowings	34,705	37,652
Subordinated debentures	111,032	41,238
Operating lease liabilities	41,715	43,578
Accrued interest payable	4,367	1,083
Other liabilities	20,049	11,937
Total liabilities	4,203,216	2,727,553

Redeemable common stock owned by the ESOP	68,522	79,308
Shareholders' equity:
Common Stock, par value $1.00 per share.
40,000,000 authorized at September 30, 2020 and December 31, 2019; 10,132,876 and 7,652,957 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	10,133	7,653
Unearned Employee Stock Ownership Plan compensation	(2,942)	(4,476)
Additional paid-in capital	69,933	811
Retained earnings	265,063	247,241
Accumulated other comprehensive income, net	7,415	282
	349,602	251,511
Less: Redeemable common stock owned by the ESOP	(68,522)	(79,308)
Total shareholders' equity	281,080	172,203
	$4,552,818	$2,979,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Interest income:
Interest and fees on loans	$44,083	$28,181	$113,710	$83,149
Taxable securities	1,815	1,187	5,157	3,826
Tax-exempt securities	573	880	1,942	2,742
Interest bearing bank balances and other	113	1,152	1,329	3,268
Total interest income	46,584	31,400	122,138	92,985

Interest expense:
Deposits	3,193	4,865	11,259	13,900
Short-term borrowings	—	—	2	—
Advances from Federal Home Loan Bank	79	81	239	243
Other borrowings	1,420	577	2,673	1,799
Total interest expense	4,692	5,523	14,173	15,942

Net interest income	41,892	25,877	107,965	77,043
Provision for loan losses	4,671	498	7,706	1,110
Net interest income after provision for loan losses	37,221	25,379	100,259	75,933

Other operating income:
Service charges on deposit accounts	5,690	7,232	16,674	20,716
Mortgage origination income	2,827	1,307	5,974	3,169
Debit card interchange	1,909	1,577	5,412	4,747
Securities gains, net	6	42	57	72
Other income	8,193	4,598	17,265	13,913
Total other operating income	18,625	14,756	45,382	42,617

Other operating expenses:
Salaries and employee benefits	23,162	16,592	65,349	48,678
Net occupancy expenses	3,459	2,994	9,709	8,631
Furniture, equipment and data processing expenses	5,801	3,653	15,621	10,783
Other expenses	7,490	6,014	19,834	16,121
Total other operating expenses	39,912	29,253	110,513	84,213

Income before income taxes	15,934	10,882	35,128	34,337
Income tax expense	3,334	2,105	7,613	6,622
Net income	$12,600	$8,777	$27,515	$27,715

Earnings per common share - basic	$1.25	$1.17	$2.98	$3.68
Earnings per common share - diluted	$1.24	$1.15	$2.96	$3.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$12,600	$8,777	$27,515	$27,715
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities available for sale	(225)	257	9,498	1,393
Tax effect	56	(64)	(2,365)	(347)
Total other comprehensive income (loss), net of tax	(169)	193	7,133	1,046
Comprehensive income	$12,431	$8,970	$34,648	$28,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

			Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Income	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Common Stock				Retained Earnings
	Shares	Amount

July 1, 2020	10,126,817	$10,127	$(3,375)	$70,173	$255,990	$7,584	$(57,545)	$282,954

Net income	—	—	—	—	12,600	—	—	12,600
Other comprehensive loss, net	—	—	—	—	—	(169)	—	(169)
Purchase of Company stock	(12,791)	(13)	—	(588)	—	—	—	(601)
Issuance of restricted stock	18,850	19	—	(19)	—	—	—	—
Stock based compensation	—	—	—	367	—	—	—	367
Net change fair value of ESOP shares	—	—	—	—	—	—	(10,977)	(10,977)
Common stock released by ESOP	—	—	433	—	—	—	—	433
Dividends declared ($0.35 per share)	—	—	—	—	(3,527)	—	—	(3,527)
September 30, 2020	10,132,876	$10,133	$(2,942)	$69,933	$265,063	$7,415	$(68,522)	$281,080

January 1, 2020	7,652,957	$7,653	$(4,476)	$811	$247,241	$282	$(79,308)	$172,203

Net income	—	—	—	—	27,515	—	—	27,515
Other comprehensive income, net	—	—	—	—	—	7,133	—	7,133
Acquisition State Capital Corp.	2,453,827	2,454	—	68,707	—	—	—	71,161
Purchase of Company stock	(12,791)	(13)	—	(588)	—	—	—	(601)
Issuance of restricted stock	39,155	39	—	(39)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(272)	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	1,052	—	—	—	1,052
Net change in fair value of ESOP shares	—	—	—	—	—	—	10,786	10,786
Common stock released by ESOP	—	—	1,534	—	—	—	—	1,534
Dividends declared ($1.05 per share)	—	—	—	—	(9,693)	—	—	(9,693)
September 30, 2020	10,132,876	$10,133	$(2,942)	$69,933	$265,063	$7,415	$(68,522)	$281,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)
(In Thousands, Except Share and Per Share Data)

			Class A		Class B		Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Common Stock		Common Stock		Common Stock				Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount

July 1, 2019	7,619,021	$7,619	—	$—	—	$—	$(3,953)	$412	$234,600	$382	$(77,771)	$161,289

Net income	—	—	—	—	—	—	—	—	8,777	—	—	8,777
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	193	—	193
Issuance of restricted stock	4,300	4	—	—	—	—	—	(4)	—	—	—	—
Stock based compensation	—	—	—	—	—	—	—	214	—	—	—	214
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	—	—	(2,106)	(2,106)
Common stock released by ESOP	—	—	—	—	—	—	247	—	—	—	—	247
Dividends declared ($0.32 per share)	—	—	—	—	—	—	—	—	(2,409)	—	—	(2,409)
September 30, 2019	7,623,321	$7,623	—	$—	—	$—	$(3,706)	$622	$240,968	$575	$(79,877)	$166,205

January 1, 2019	—	$—	7,476,989	$7,477	115,005	$115	$(2,962)	$180	$225,723	$(471)	$(70,507)	$159,555

Net income	—	—	—	—	—	—	—	—	27,715	—	—	27,715
Impact of adoption of ASU 2016-02 related to leases	—	—	—	—	—	—	—	—	(5,240)	—	—	(5,240)
Conversion of Class A and B Common Stock to Common Stock	7,591,994	7,592	(7,476,989)	(7,477)	(115,005)	(115)	—	—	—	—	—	—
Issuance of restricted stock	32,244	32	—	—	—	—	—	(32)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(917)	(1)	—	—	—	—	—	(45)	—	—	—	(46)
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	1,046	—	1,046
Stock based compensation	—	—	—	—	—	—	—	519	—	—	—	519
Net change in fair value of ESOP shares	—	—	—	—	—	—	—	—	—	—	(9,370)	(9,370)
Common stock released by ESOP	—	—	—	—	—	—	739	—	—	—	—	739
Common stock acquired by ESOP	—	—	—	—	—	—	(1,483)	—	—	—	—	(1,483)
Dividends declared ($0.96 per share)	—	—	—	—	—	—	—	—	(7,230)	—	—	(7,230)
September 30, 2019	7,623,321	$7,623	—	$—	—	$—	$(3,706)	$622	$240,968	$575	$(79,877)	$166,205
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income per condensed consolidated statements of income	$27,515	$27,715
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	7,706	1,110
Depreciation and amortization	4,663	4,532
Net loss on sales of premises and equipment	294	574
Net gain on sales of other real estate owned	(354)	(17)
Write-downs of other real estate	106	45
Deferred income tax expense	935	4,905
Federal Home Loan Bank stock dividends	(41)	(68)
Common stock released by ESOP	1,534	739
Stock based compensation expense	1,052	519
Origination of loans held for sale	(274,668)	(154,187)
Proceeds from loans held for sale	264,489	146,290
Earnings on bank-owned life insurance	(1,526)	(1,226)
Bargain purchase gain on merger	(1,078)	—
Net change in:
Accrued interest receivable and other assets	(2,987)	(722)
Accrued interest payable and other liabilities	(3,928)	619
Net cash from operating activities	23,712	30,828

Cash flows from investing activities:
Purchases of securities available for sale	(77,290)	(124,871)
Maturities and calls of securities available for sale	112,835	69,587
Purchases of securities held to maturity	(777)	(18,861)
Maturities, prepayments and calls of securities held to maturity	12,071	112,184
Net increase in loans	(465,459)	(38,802)
Purchases of premises and equipment	(6,992)	(4,661)
Proceeds from sales of premises and equipment	40	497
Proceeds from sales of other real estate owned	4,955	9,668
Investment in unconsolidated entities, net	(289)	(491)
Proceeds from redemption of Federal Home Loan Bank stock	2,562	—
Cash received in excess of cash paid for acquisition	75,303	—
Net cash from (used in) investing activities	(343,041)	4,250

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$390,152	$29,270
Money market, negotiable order of withdrawal, and savings deposits	21,169	123,617
Certificates of deposit	(36,389)	(10,822)
Payments on long-term FHLB advances	(14,884)	(212)
Proceeds from issuance of subordinated debentures	60,000	—
Payment of subordinated debt issuance costs	(1,439)	—
Payments on other borrowings	(2,625)	(2,625)
Common stock acquired by ESOP	—	(1,483)
Cash dividends paid on common stock	(9,693)	(7,230)
Purchase of Company stock	(601)	—
Shares withheld to pay taxes on restricted stock vesting	(10)	(46)
Net cash from financing activities	405,680	130,469

Net change in cash and cash equivalents	86,351	165,547

Cash and cash equivalents at beginning of period	312,972	145,197

Cash and cash equivalents at end of period	$399,323	$310,744

Supplemental cash flow information:
Interest paid	$10,889	$15,885
Federal and state income tax payments	7,175	950
Acquisition of real estate in non-cash foreclosures	5,836	1,983
Fair value of assets acquired net of liabilities assumed	72,251	—

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
The unaudited interim condensed consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest, and reflect all adjustments (consisting of normal recurring adjustments) that are necessary in the opinion of the Company’s management to fairly present the financial position, results of operations and cash flows of the Company. They have been derived from the audited consolidated financial statements for the fiscal year ended December 31, 2019; however, certain notes and information have been omitted from the interim periods. Therefore, these unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The accounting and financial reporting policies followed by the Company conform, in all material respects, to the accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry. The results of operations for the interim periods are not necessarily indicative of the results to be expected for future interim periods or for the entire year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Particularly given the effects of the COVID-19 pandemic, the allowance for loan losses, provision for loan losses, the fair value of financial instruments and the status of contingencies are particularly subject to change. Material estimates that are subject to significant change in the near term are the allowance for loan losses, provision for loan losses, valuation of other real estate owned and fair values of financial instruments. Actual results could differ from these estimates.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2020	2019	2020	2019
Net income	$12,600	$8,777	$27,515	$27,715

Weighted average common shares outstanding	10,070	7,530	9,231	7,532
Diluted effect of unallocated stock	64	92	72	80
Diluted common shares	10,134	7,622	9,303	7,612

Basic earnings per common share	$1.25	$1.17	$2.98	$3.68
Diluted earnings per common share	$1.24	$1.15	$2.96	$3.64

Note 3: Business Combination

On April 1, 2020, the Company completed its previously announced merger with State Capital Corp. (“SCC”), the holding company of State Bank & Trust Company (“State Bank”). Pursuant to the terms of the Agreement and Plan of Share Exchange and Merger, dated September 18, 2019, by and among the Company, BankPlus, SCC, and State Bank (the “Merger Agreement”), following BancPlus’ acquisition of SCC by a statutory share exchange, SCC was merged with and into BancPlus, with BancPlus surviving the merger (the “Merger”). Immediately thereafter, State Bank was merged with and into BankPlus, with BankPlus surviving the merger. As a result of the merger, the Company’s geographic footprint expanded in Mississippi, Louisiana and Alabama, providing access to new markets and deposits.

Pursuant to the Merger Agreement, holders of SCC common stock received 0.6950 shares of BancPlus common stock, par value $1.00 per share, for each share of SCC common stock, par value $1.25 per share, held immediately prior to the effective time of the Merger, plus cash in lieu of fractional shares. BancPlus issued 2,453,827 shares of common stock to holders of SCC common stock, in addition to approximately $12,000 in lieu of fractional shares. In the first nine months of 2020, the Company incurred approximately $6.2 million of acquisition expenses in connection with the Merger. These expenses are recorded in other expenses and furniture, equipment and data processing expenses in the Company’s Condensed Consolidated Statement of Income for the nine months ended September 30, 2020.

An estimate of fair value has been recorded based on initial valuations available as of September 30, 2020 and is considered preliminary and subject to refinement for up to one year from the date of the Merger. The excess fair value of net assets acquired over cost paid is recorded as a gain on bargain purchase in the third quarter of 2020. The gain on bargain purchase was primarily the result of changes in the value of BancPlus common stock due to the timing of the closing of the Merger relative to when the Merger Agreement was signed and declines in the overall market as a result of the COVID-19 pandemic over that period. The measurement period adjustment during the third quarter of 2020 was the result of a reduction in the value of liabilities assumed in the Merger during refinement of the preliminary valuations disclosed at the time of the Merger. The gain on bargain purchase is recorded in other income in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020.

The following table reflects the consideration paid and the preliminary fair value allocation of assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Purchase price allocation:
Common stock issued		$71,161
Cash paid for fractional shares		12
Total purchase price		$71,173
Assets acquired:
Cash and due from banks	$75,315
Securities, FHLB stock and FNBB stock	97,910
Loans, net	880,390
Premises and equipment	29,968
Accrued interest receivable	3,664
Bank-owned life insurance	28,441
Core deposit intangible	6,045
Taxes receivable	7,787
Deferred tax asset, net	5,972
Other assets	3,330
Total assets acquired	$1,138,822
Liabilities assumed:
Deposits	$1,024,381
Advances from FHLB and other borrowings	14,563
Subordinated debentures	11,121
Deferred compensation	10,310
Other liabilities	6,196
Total liabilities assumed	$1,066,571
Net assets acquired		72,251
Excess of fair value of net assets acquired over consideration paid - Gain on bargain purchase		$(1,078)

In connection with the Merger, the Company recorded a $6.0 million core deposit intangible, which will be amortized over 10 years. The Company also acquired loans with a fair value of $880.4 million, net of an $19.1 million fair value discount, which included a credit mark discount of $11.6 million.

Revenues and earnings of the acquired company since the Merger date have not been disclosed as it is not practicable as SCC was merged into BancPlus and separate financial information for SCC is not available. The following table presents unaudited pro forma information as if the Merger with SCC had occurred on January 1, 2019. This pro forma information combines the historic condensed consolidated results of operations of BancPlus and SCC after giving effect to certain adjustments, including purchase accounting fair value adjustments and amortization of intangibles, as well as the related income tax effects of those adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Merger occurred on January 1, 2019.

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net interest income	$43,828	$37,939	$123,958	$115,578
Other operating income	18,626	16,969	47,034	48,655
Net income available to common shareholders	13,993	13,215	27,539	41,738
Earnings per common share:
Basic	$1.39	$1.32	$2.74	$4.18
Diluted	1.38	1.31	2.72	4.15

Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2020:
U.S. Government agency obligations	$12,276	$382	$—	$12,658
Residential mortgage-backed securities	213,260	6,587	7	219,840
Commercial mortgage-backed securities	17,556	592	—	18,148
Asset-backed securities	14,225	467	55	14,637
Corporate investments	24,750	231	8	24,973
State and political subdivisions	45,745	1,767	82	47,430
Total available for sale	$327,812	$10,026	$152	$337,686

December 31, 2019:
U.S. Government agency obligations	$17,999	$104	$1	$18,102
Residential mortgage-backed securities	175,696	693	510	175,879
Commercial mortgage-backed securities	3,002	8	—	3,010
Corporate investments	4,000	82	—	4,082
Total available for sale	$200,697	$887	$511	$201,073
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2020:
States and political subdivisions	$97,491	$688	$—	$98,179
Total held to maturity	$97,491	$688	$—	$98,179

December 31, 2019:
U.S. Government agency obligations	$5,000	$3	$—	$5,003
Residential mortgage-backed securities	1,071	41	—	1,112
States and political subdivisions	171,783	1,339	12	173,110
Total held to maturity	$177,854	$1,383	$12	$179,225
All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies.
In the first quarter of 2020, the Company elected to reclassify certain prepayable debt securities from held to maturity to available for sale. Prepayable debt securities with a carrying value of $66.5 million were transferred from held to maturity to available for sale. The reclassified securities primarily consisted of bonds issued by states and political subdivisions.
Provided below is a summary of investment securities that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
September 30, 2020:
Available for sale:
Residential mortgage-backed securities	$5,130	$7	$—	$—	5,130	$7
Commercial mortgage-backed securities	307	—	—	—	307	—
Asset backed securities	2,533	55	—	—	2,533	55
Corporate investments	6,992	8	—	—	6,992	8
States and political subdivisions	2,888	82	—	—	2,888	82
	$17,850	$152	$—	$—	17,850	$152

Held to maturity:
States and political subdivisions	$682	$—	$—	$—	$682	$—

December 31, 2019:
Available for sale:
U. S. Government agency obligations	$—	$—	$4,999	$1	4,999	$1
Residential mortgage-backed securities	92,323	466	2,240	44	94,563	$510
	$92,323	$466	$7,239	$45	99,562	$511
Held to maturity:
States and political subdivisions	$2,656	$8	$2,766	$4	$5,422	$12
The number of debt securities in an unrealized loss position decreased from 36 at December 31, 2019 to 11 at September 30, 2020. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2020.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
September 30, 2020:
One year or less	$3,490	$3,510	$11,134	$11,172
After one through five years	20,725	21,267	46,630	46,856
After five through ten years	62,458	64,289	36,183	36,607
After ten years	241,139	248,620	3,544	3,544
	$327,812	$337,686	$97,491	$98,179

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
September 30, 2020	$281,498	$290,763	$53,994	$54,667

December 31, 2019	$124,854	$125,103	$123,978	$125,241

Note 5: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	September 30, 2020	December 31, 2019
Secured by real estate:
Residential properties	$742,054	$555,413
Construction and land development	355,249	230,931
Farmland	228,410	162,991
Other commercial	1,204,857	664,145
Total real estate	2,530,570	1,613,480
Commercial and industrial loans	704,125	333,834
Agricultural production and other loans to farmers	110,978	70,145
Consumer and other loans	75,011	61,538
Total loans before allowance for loan losses	$3,420,684	$2,078,997
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
The following table presents the recorded investment in nonaccrual loans, segregated by class.

(In thousands)	September 30, 2020	December 31, 2019
Secured by real estate:
Residential properties	$3,867	$2,419
Construction and land development	353	390
Farmland	88	—
Other commercial	7,672	9,034
Total real estate	11,980	11,843
Commercial and industrial loans	30	67
Agricultural production and other loans to farmers	85	62
Consumer and other loans	180	187
Total nonaccrual loans	$12,275	$12,159
An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
September 30, 2020
Secured by real estate:
Residential properties	$4,477	$2,024	$6,501	$735,553	$742,054	$1,292
Construction and land development	2,369	31	2,400	352,849	355,249	31
Farmland	1,007	458	1,465	226,945	228,410	458
Other commercial	3,972	1,196	5,168	1,199,689	1,204,857	976
Total real estate	11,825	3,709	15,534	2,515,036	2,530,570	2,757
Commercial and industrial loans	575	125	700	703,425	704,125	125
Agricultural production and other loans to farmers	80	34	114	110,864	110,978	34
Consumer loans	377	58	435	74,576	75,011	58
Total	$12,857	$3,926	$16,783	$3,403,901	$3,420,684	$2,974

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
December 31, 2019
Secured by real estate:
Residential properties	$6,262	$2,610	$8,872	$546,541	$555,413	$1,745
Construction and land development	688	—	688	230,243	230,931	—
Farmland	253	149	402	162,589	162,991	149
Other commercial	1,227	724	1,951	662,194	664,145	418
Total real estate	8,430	3,483	11,913	1,601,567	1,613,480	2,312
Commercial and industrial loans	375	255	630	333,204	333,834	235
Agricultural production and other loans to farmers	400	20	420	69,725	70,145	20
Consumer loans	795	51	846	60,692	61,538	51
Total	$10,000	$3,809	$13,809	$2,065,188	$2,078,997	$2,618

Impaired Loans - Impaired loans include nonperforming loans, loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties, and certain other loans identified by management. Certain other loans identified by management consist of performing loans with specific allocations of the allowance for loan loss. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The principal, recorded balance, and related allowance on impaired loans while classified as impaired at September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$8,348	$5,751	$—
Construction and land development	4,021	1,960	—
Farmland	10,774	10,514	—
Other commercial	8,654	4,983	—
Total real estate	31,797	23,208	—
Commercial and industrial	439	31	—
Agricultural production and other loans to farmers	156	97	—
Consumer and other loans	221	180	—
Total	$32,613	$23,516	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$1,074	$1,074	$17
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	5,983	5,949	1,949
Total real estate	7,057	7,023	1,966
Commercial and industrial	2,471	2,471	471
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	$9,528	$9,494	$2,437
Total impaired loans	$42,141	$33,010	$2,437

(1) Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge offs and payments applied.

	December 31, 2019
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$4,789	$3,789	$—
Construction and land development	3,919	2,009	—
Farmland	10,993	10,937	—
Other commercial	3,893	2,400	—
Total real estate	23,594	19,135	—
Commercial and industrial	384	67	—
Agricultural production and other loans to farmers	75	62	—
Consumer and other loans	211	187	—
Total	$24,264	$19,451	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$1,127	$1,127	$11
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	10,114	10,076	3,325
Total real estate	11,241	11,203	3,336
Commercial and industrial	427	427	34
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	11,668	11,630	3,370
Total impaired loans	$35,932	$31,081	$3,370

(1)Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge-offs and payments applied.
The average recorded investment and interest recognized for impaired loans for the three and nine months ended September 30, 2020 and 2019 are presented below.

	Three Months Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
(In thousands)	Investment	Recognized	Investment	Recognized
Secured by real estate:
Residential properties	$6,934	$38	$4,863	$178
Construction and land development	2,026	31	2,026	215
Farmland	10,515	127	—	15
Other commercial	12,389	61	11,678	205
Total real estate	31,864	257	18,567	613
Commercial and industrial	1,133	7	636	33
Agricultural production and other loans to farmers	97	—	62	7
Consumer loans	180	—	—	4
Total	$33,274	$264	$19,265	$657

	Nine Months Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
(In thousands)	Investment	Recognized	Investment	Recognized
Secured by real estate:
Residential properties	$5,773	$114	$5,045	$252
Construction and land development	2,013	96	2,177	305
Farmland	10,517	382	130	15
Other commercial	11,876	176	12,085	364
Total real estate	30,179	768	19,437	936
Commercial and industrial	689	20	667	48
Agricultural production and other loans to farmers	78	—	77	7
Consumer loans	182	—	62	4
Total	$31,128	$788	$20,243	$995
The following table illustrates the impact of modifications classified as troubled debt restructurings (“TDRs”) for the periods presented.

	Number	Balance	Balance
(Dollars in thousands)	of Loans	Prior to TDR	at Period End
September 30, 2020
Secured by real estate:
Construction and land development	1	$95	$—
Total	1	$95	$—

December 31, 2019
Secured by real estate:
Other commercial	2	$7,493	$7,493
Total	2	$7,493	$7,493

Although there were additional modifications of terms on some loans, the prevailing modifications during the reported periods were related to converting the loans to interest only for a period of time, reductions in the interest rates, and/or extensions of payment dates or maturity dates. Because the majority of these loans were classified as impaired loans before restructuring, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The Company did not forgive any principal on the above loans. The allowance for loan losses attributable to restructured loans was $1.8 million and $3.3 million at September 30, 2020 and December 31, 2019, respectively. The primary reason for the decrease in the allowance for loan losses attributable to restructured loans was a $1.8 million charge-off recorded in the third quarter of 2020 related to a loan classified as a TDR in 2019. The Company defines a payment default as a payment received more than 90 days after its due date.

Note 6: Allowance for Loan Losses

As management evaluates the allowance for loan losses, it is categorized as follows: (1) specific allocations; (2) allocations for classified assets with no specific allowance, based on historical loan experience for similar loans with similar characteristics, adjusted as necessary, to reflect the impact of current conditions; and (3) general allocations for each major loan category for loans not deemed impaired or classified, segmented by loan class based on historical loss experience and other risk factors. In assessing general economic conditions, management monitors several factors, including regional and national economic conditions, real estate market conditions and recently enacted regulations with potential economic effects.

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
•Risk Grade 8 – Substandard – A loan in this category is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged. Assets so classified have a well-defined weakness that jeopardizes the liquidation of the debt. Factors affecting these loans may include balance sheet deterioration that has resulted in illiquid, highly leveraged or deficit net worth, cash flow that is not able to service debts as structured, collateral protection that may be inadequate, guarantor support that may be virtually non-existent, and management that is poor. Loans may require a major policy exception concerning structure or amortization. They are characterized by the distinct possibility that the Company will incur some loss if the deficiencies are not corrected.
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
The following table summarizes the credit quality of the Company’s loan portfolio by loan class for the period indicated:

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
September 30, 2020
Secured by real estate:
Residential properties	$723,444	$1	$18,495	$114	$742,054
Construction and land development	351,516	—	3,733	—	355,249
Farmland	215,296	—	13,114	—	228,410
Other commercial	1,188,928	—	15,702	227	1,204,857
Total real estate	2,479,184	1	51,044	341	2,530,570
Commercial and industrial	686,245	51	17,754	75	704,125
Agricultural production and other loans to farmers	110,588	91	299	—	110,978
Consumer and other loans	74,721	—	290	—	75,011

Total	$3,350,738	$143	$69,387	$416	$3,420,684

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
December 31, 2019
Secured by real estate:
Residential properties	$540,933	$177	$14,303	$—	$555,413
Construction and land development	229,933	388	610	—	230,931
Farmland	151,354	—	11,637	—	162,991
Other commercial	645,891	—	18,254	—	664,145
Total real estate	1,568,111	565	44,804	—	1,613,480
Commercial and industrial	331,693	—	2,060	81	333,834
Agricultural production and other loans to farmers	69,854	—	291	—	70,145
Consumer and other loans	61,220	—	318	—	61,538

Total	$2,030,878	$565	$47,473	$81	$2,078,997

Transactions in the allowance for loan losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate		Residential		Consumer and other	Unallocated	Total

Three Months Ended September 30, 2020
Allowance for loan losses:
Beginning balance	$3,269	$12,580		$5,968		$1,340	$902	$24,059
Provision for loan losses	2,812	1,835	—	170	—	(82)	(64)	4,671
Recoveries on loans	34	103		140		827	—	1,104
Loans charged off	(261)	(1,960)		(34)		(731)	—	(2,986)
Ending balance	$5,854	$12,558		$6,244		$1,354	$838	$26,848

Nine Months Ended September 30, 2020
Allowance for loan losses:
Beginning balance	$2,773	$10,766		$5,568		$1,135	$1,258	$21,500
Provision for loan losses	3,427	3,824		707		168	(420)	7,706
Recoveries on loans	148	150		237		2,619	—	3,154
Loans charged off	(494)	(2,182)		(268)		(2,568)	—	(5,512)
Ending balance	$5,854	$12,558		$6,244		$1,354	$838	$26,848

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$471	$1,949		$17		$—	$—	$2,437
Collectively evaluated for impairment	5,383	10,609		6,227		1,354	838	24,411
Ending balance	$5,854	$12,558		$6,244		$1,354	$838	$26,848

(In thousands)	Commercial and Industrial	Commercial Real Estate		Residential		Consumer and other		Unallocated	Total

Three Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$3,458	$11,399		$5,640		$1,264		$2,083	$23,844
Provision for loan losses	(291)	1,679	—	(333)	—	(359)	—	(198)	498
Recoveries on loans	247	88		74		727		—	1,136
Loans charged off	(132)	(543)		(638)		(1,554)		—	(2,867)
Balance, end of year	$3,282	$12,623		$4,743		$78		$1,885	$22,611

Nine Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$3,203	$12,920		$5,358		$1,134		$1,885	$24,500
Provision for loan losses	(47)	174		362		621		—	1,110
Recoveries on loans	399	450		315		2,541		—	3,705
Loans charged off	(273)	(921)		(1,292)		(4,218)		—	(6,704)
Ending balance	$3,282	$12,623		$4,743		$78		$1,885	$22,611

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$30	$3,235		$15		$—		$—	$3,280
Collectively evaluated for impairment	3,252	9,388		4,728		78		1,885	19,331
Ending balance	$3,282	$12,623		$4,743		$78		$1,885	$22,611

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
September 30, 2020
Individually evaluated for impairment	$2,502	$23,406	$6,825	$277	$33,010
Collectively evaluated for impairment	701,623	1,765,110	735,229	185,712	3,387,674
Ending balance	$704,125	$1,788,516	$742,054	$185,989	$3,420,684

December 31, 2019
Individually evaluated for impairment	$494	$25,422	$4,916	$249	$31,081
Collectively evaluated for impairment	333,340	1,032,645	550,497	131,434	2,047,916
Ending balance	$333,834	$1,058,067	$555,413	$131,683	$2,078,997

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
The U.S. capital rules, which in substance adopted the international Basel III Capital Rules and accordingly are referred to as the Basel III rules, became effective for both the Company and Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule and fully phased in by January 1, 2019. The Basel III rules require banking institutions to comply with three minimum risk-based capital ratios for common equity Tier 1 capital (“CET1”), Tier 1 capital, and total capital, as well as a minimum leverage ratio based on Tier 1 capital.

Under the Basel III rules, the Company must hold a capital conservation buffer above the minimum risk-based capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. If, after deducting the buffer amount from its CET1 capital, Tier 1 capital, and total capital, any of these amounts results in a risk-based capital ratio below the minimum, a banking institution will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The capital conservation buffer, which was 2.50% at September 30, 2020 and December 31, 2019, is included in the minimum capital requirements relative to risk-weighted assets in the following table. Management believes as of September 30, 2020 and December 31, 2019, the Company and the Bank met Basel III minimum capital requirements to which they are subject.

The Bank is also subject to capital requirements under the prompt corrective action regime. As of September 30, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. To be categorized as well capitalized, an insured depository institution must maintain certain ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets. There are no conditions or events since that notification that management believes have changed the Bank’s category. The amounts of the Bank’s capital relative to the standards for well capitalized status are set forth in the following table.
The Company’s and the Bank’s CET1 capital includes total common equity reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. In connection with the adoption of Basel III, the Company elected to opt out of the requirement to include most components of accumulated other comprehensive income (loss) in CET1 capital.
Tier 1 capital includes CET1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at September 30, 2020 and December 31, 2019 included $50.7 million and $40.0 million of trust preferred securities issued by the trusts (net of investment in the trusts), respectively. The Bank did not have any additional Tier 1 capital beyond CET1 capital as of September 30, 2020 and December 31, 2019.
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

The following table presents actual and required capital ratios for the Company and the Bank under the Basel III rules.

	Actual		Minimum requirement Phase-In Schedule		Required to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2020:
Company:
CET1 Capital to Risk-Weighted Assets	$333,535	10.37%	$225,081	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	384,256	11.95%	273,313	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	469,712	14.61%	337,622	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	384,256	8.49%	181,100	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$382,506	11.92%	$224,567	7.00%	$208,526	6.50%
Tier 1 Capital to Risk-Weighted Assets	382,506	11.92%	272,688	8.50%	256,648	8.00%
Total Capital to Risk-Weighted Assets	409,354	12.76%	336,850	10.50%	320,809	10.00%
Tier 1 Capital to Average Assets	382,506	8.47%	180,711	4.00%	225,889	5.00%

December 31, 2019:
Company:
CET1 Capital to Risk-Weighted Assets	$248,247	10.86%	$160,002	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	288,247	12.61%	194,288	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	309,747	13.55%	240,003	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	288,247	9.74%	118,373	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$284,513	12.49%	$159,469	7.00%	$148,078	6.50%
Tier 1 Capital to Risk-Weighted Assets	284,513	12.49%	193,641	8.50%	182,250	8.00%
Total Capital to Risk-Weighted Assets	306,013	13.43%	239,203	10.50%	227,813	10.00%
Tier 1 Capital to Average Assets	284,513	9.63%	118,134	4.00%	147,668	5.00%
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

Securities - The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of September 30, 2020 or December 31, 2019. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
September 30, 2020
U.S. Government agency obligations	$12,658	$—	$12,658	$—
Residential mortgage-backed securities	219,840	—	219,840	—
Commercial mortgage-backed securities	18,148	—	18,148	—
Asset-backed securities	14,637	—	14,637	—
Corporate investments	24,973	—	24,973	—
State and political subdivisions	47,430	—	47,430	—
Total securities available for sale	$337,686	$—	$337,686	$—

December 31, 2019
U.S. Government agency obligations	$18,102	$—	$18,102	$—
Residential mortgage-backed securities	175,879	—	175,879	—
Commercial mortgage-backed securities	3,010	—	3,010	—
Corporate investments	4,082	—	4,082	—
Total securities available for sale	$201,073	$—	$201,073	$—
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses:
September 30, 2020	$30,573	$—	$—	$30,573
December 31, 2019	$27,711	$—	$—	$27,711

Other real estate owned:
September 30, 2020	$6,763	$—	$—	$6,763
December 31, 2019	$4,851	$—	$—	$4,851
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
September 30, 2020
Impaired loans, net of specific allowance	$30,573	Third-party appraisals	Selling costs	5% - 10%
		Internal evaluations of real estate, accounts receivable and inventory	Discount of book value	15% - 50%

Other real estate owned	$6,763	Third-party appraisals	Selling costs	5% - 10%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2019
Impaired loans, net of specific allowance	$27,711	Third-party appraisals	Selling costs	5% - 10%
		Internal evaluations of real estate, accounts receivable and inventory	Discount of book value	15% - 50%

Other real estate owned	$4,851	Third-party appraisals	Selling costs	5% - 10%
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
The following table presents estimated fair values of the Company’s financial instruments not previously disclosed:

	September 30, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$399,323	$399,323	$312,972	$312,972

Level 2 inputs:
Securities held to maturity	97,491	98,179	177,854	179,225
FHLB stock	2,553	2,553	2,585	2,585
Accrued interest receivable	20,604	20,604	11,509	11,509
Level 3 inputs:
Loans held for sale	26,774	26,774	16,092	16,092
Loans, net	3,393,836	3,399,383	2,057,497	2,050,169

Financial liabilities:
Level 2 inputs:
Deposits	3,991,348	3,978,140	2,592,065	2,593,910
FHLB and other borrowings	34,705	35,961	37,652	37,298
Subordinated debentures	111,032	111,032	41,238	41,238
Accrued interest payable	4,367	4,367	1,083	1,083

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	September 30, 2020	December 31, 2019
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$—
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	—
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	—
			$56,703	$41,238

The subordinated debentures payable to statutory trusts vary from the amount carried on the condensed consolidated balance sheet at September 30, 2020 due to the remaining purchase discount of $4.3 million, which was established upon the Merger with SCC and is being amortized over the remaining life of the debentures.

Interest rates adjust quarterly for the subordinated debentures whose rates are indexed with LIBOR. We are currently monitoring the actions of LIBOR’s regulator and the implementation of alternative reference rates in advance of the expected discontinuation of LIBOR after 2021 to determine any potential impact on the subordinated debentures.

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
The ESOP owned 1,434,625 shares of the Company's common stock at September 30, 2020 and December 31, 2019. The ESOP entered into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock that were sold by participants in accordance with diversification provisions of the ESOP. A total of 176,786 shares were repurchased through 2011, an additional 77,000 shares were repurchased under this program in 2012, and 27,594 shares were repurchased under this program in 2019. These unallocated shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares that are used to repay the loan are treated as compensation expense.
The following table presents information related to the Company’s ESOP-owned shares.

(In thousands, except share data)	September 30, 2020	December 31, 2019
Allocated shares	1,377,320	1,355,699
Unearned shares	57,305	78,926
Total ESOP shares	1,434,625	1,434,625

Fair value of unearned shares	$2,851	$4,617

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the consolidated balance sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the consolidated statement of changes shareholders’ equity. The fair value of shares held by the ESOP at September 30, 2020 was $68.5 million, based on the Company’s previously disclosed appraised value of $49.75 per share of common stock. The fair value at December 31, 2019 was $79.3 million, based on the Company’s previously disclosed appraised value of $58.50 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. In particular, the COVID-19 pandemic has had a significant impact on the trading markets for equity securities, including the value of equity securities of banking institutions. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

State Bank Employee Stock Ownership Plan

In connection with the Company’s Merger with SCC, the State Bank & Trust Company Employee Stock Ownership Plan (“State Bank ESOP”) was amended on March 17, 2020, to be terminated effective March 31, 2020. As of March 31, 2020, all State Bank ESOP participants were fully vested in their respective account balances, no additional contributions were permitted by either the Company or the State Bank ESOP participants, and no additional participants were permitted to enter the State Bank ESOP. All shares of SCC common stock held in the State Bank ESOP were allocated to participants. The Company has no contribution obligations or compensation expense with respect to the State Bank ESOP. The Company received approval for termination from the Internal Revenue Service (“IRS”) and plans to distribute all assets held by the State Bank ESOP in accordance with its terms as soon as reasonably possible.

In connection with the Merger, all shares of SCC common stock held in the State Bank ESOP were converted into shares of the Company’s common stock using the exchange ratio provided for in the Merger Agreement. Distributions from the State Bank ESOP may be either in cash or Company common stock. The shares of Company common stock distributed by the State Bank ESOP are subject to a put option so long as the Company is not publicly traded and the valuation obtained for purposes of the ESOP is used to determine the put option price under the State Bank ESOP. As of September 30, 2020, the State Bank ESOP held 213,134 shares of Company common stock.

State Bank Defined Contribution Plan

On March 31, 2020, the State Bank & Trust Company 401(k) Plan (“State Bank 401(k)”) was amended to be terminated effective as of the same date in connection with the Merger. As of March 31, 2020, all State Bank 401(k) participants were fully vested in their respective account balances, no additional contributions were permitted by either the Company or the State Bank 401(k) participants, and no additional participants were permitted to enter into the State Bank 401(k). The Company has no contribution obligations or compensation expense with respect to the State Bank 401(k). The Company has filed a determination letter application with the IRS to seek approval of the termination. Upon receipt of a favorable determination letter from the IRS, the Company will distribute all assets held by the State Bank 401(k) in accordance with its terms.

State Bank Defined Benefit Pension Plan

As a result of the Merger, the Company assumed the Mississippi Southern Bank Pension Plan (“State Bank Pension Plan”), a defined benefit pension plan which was closed to new participants and benefits were frozen effective as of December 31, 2002. While no additional benefits accrue, the Company’s cumulative obligation is subject to adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly period ended September 30, 2020 were not material to the Company’s condensed consolidated statements of income. The Company plans to file a determination letter with the IRS to seek approval of termination. Upon receipt of a favorable determination letter from the IRS, the Company will distribute all assets held by the State Bank Pension Plan in accordance with its terms.

Note 11: Equity

In March 2019, the Company’s Board of Directors amended its Articles of Incorporation to reclassify the existing Class A Voting Common Stock and Class B Nonvoting Common Stock into a single class of $1.00 Par Value per Share Common Stock. This reclassification had no effect on share count or total shareholders’ equity. Additionally, in March 2019, the Company’s Board of Directors authorized 10,000,000 shares of preferred stock with no par value, which may be issued from time to time and in one or more classes or series upon authorization of the Board. At September 30, 2020 and December 31, 2019, there were zero shares of preferred stock issued and outstanding.

Note 12: Stock Based Compensation
Under the Company’s long-term incentive program, executive officers are eligible to receive equity-based awards under the 2019 Long-Term Incentive Plan (“LTIP”). During the nine months ended September 30, 2020, restricted stock awards (“RSAs”) constituting 39,155 shares of common stock were granted under the LTIP. RSAs granted under the LTIP generally vest over one to five years. Unvested restricted stock awards are included in the Company’s common stock outstanding. Compensation expense for RSAs granted under the LTIP is recognized over the vesting period of the awards based on the fair value of the stock at the grant date, with forfeitures recognized as they occur.
Stock based compensation that has been charged against income was $1.1 million for the nine months ended September 30, 2020 and $519,000 for same period of 2019. There were no forfeitures during this period. As of September 30, 2020, there was $3.8 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 3.2 years.

A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Nine Months Ended
	September 30, 2020		September 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	69,097	$53.67	12,693	$53.00
Granted	39,155	45.36	32,244	50.77
Vested	(17,143)	51.03	(5,480)	53.00
Forfeited	—	—	—	—
End of period	91,109	$50.60	39,457	$51.18

Note 13: COVID-19

In response to the economic impact of the COVID-19 pandemic, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. It contains substantial lending, tax and spending provisions, including the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed by banks. On April 24, 2020, Congress enacted the Paycheck Protection Program and Healthcare Enhancement Act (the “Enhancement Act”) to, among other things, increase the available funding under the PPP by $310 billion to a total of $659 billion. The deadline for loan applications was August 8, 2020. The PPP loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The Small Business Administration (“SBA”) manages and backs the PPP. If a loan is fully forgiven, SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by SBA. In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to the Company, which the Company must review and forward to the SBA. The SBA began approving forgiveness applications on August 10, 2020. The Company began submitting forgiveness applications during the third quarter of 2020 and received its first approval subsequent to September 30, 2020. As of September 30, 2020, the Company held 4,243 loans for customers under the PPP, totaling approximately $298.0 million. The loans have maturities ranging from April 2022 to August 2025. The Company expects to recognize total fee income of approximately $11.7 million over the lives of the loans.

The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance for federally backed mortgage loans. The federal banking agencies also have encouraged banks to work with their borrowers to modify loans as may be appropriate. As of September 30, 2020, the Company had granted temporary modifications on 2,612 loans totaling approximately $897 million, or 26% of total loans, primarily secured by 1-4 family residences and multi-tenant retail commercial real estate. As of September 30, 2020, 66 loans totaling $100.7 million, or 3% of the Company’s loan portfolio, were still in deferment.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995 about BancPlus. Such statements include, without limitation, references to the Company's predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations, and are subject to risks and uncertainties. These statements often, but not always, are preceded by, followed by or otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “seek,” “plan,” “can,” “should,” “could,” “would,” “will,” “to be,” “predict,” “potential,” “may,” “likely,” “will likely result,” “target,” “project” and “outlook” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry based on certain assumptions and beliefs of the Company’s management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•possible additional loan losses and impairment of the collectability of loans, particularly as a result of the policies and programs implemented by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, including its automatic loan forbearance provisions, the Paycheck Protection Program (“PPP”) and complying with government-imposed foreclosure moratoriums;
•our ability to successfully integrate State Capital Corp. and State Bank & Trust Company into our business;
•our ability to prudently manage our growth and execute our strategy;
•the composition of our management team and our ability to attract and retain key personnel;
•changes in management personnel;
•geographic concentration of our business within Mississippi, Alabama and Louisiana;
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

•natural disasters and adverse weather, public health crises, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, and in this Quarterly Report on Form 10-Q.
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, and in this Quarterly Report on Form 10-Q. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Its wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of September 30, 2020, we operated 80 branch offices across Mississippi, Louisiana, and Alabama. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of September 30, 2020, BancPlus held $4.0 billion of total deposits, and our deposit base consisted of 95.4% core deposits with a total deposit cost of 0.38%. Our loan portfolio was comprised of 76.1% commercial loans and 23.9% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area, and we believe we are well-positioned for future growth.
2020 Highlights

•Net income for the nine months ended September 30, 2020 was $27.5 million compared with $27.7 million for the same period of 2019
•Diluted earnings per share for the nine months ended September 30, 2020 were $2.96, compared with $3.64 for the same period of 2019
•Net interest income was $108.0 million for the nine months ended September 30, 2020 compared with $77.0 million for the same period of 2019
•Total loans held for investment were $3.42 billion at September 30, 2020 compared with $2.08 billion at December 31, 2019
Recent Developments
Merger with State Capital Corp. (“SCC”)
On April 1, 2020, we completed our previously announced merger with SCC, the holding company of State Bank & Trust Company (“State Bank”). See Note 3 Business Combination to our Condensed Consolidated Financial Statements for more information on the merger.
Impact of COVID-19

In the first quarter of 2020, the outbreak of COVID-19 was declared a pandemic by the World Health Organization. The President declared a National Emergency on March 13, 2020. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets. The federal, state, and local governmental response to the pandemic included orders closing non-essential businesses and directing individuals to restrict their movements, wear face coverings in public settings, observe social distancing and stay at home. Our markets continue to see rising cases as of the date of this filing. All of our branches across Mississippi, Louisiana, and Alabama are currently operating by drive-thru and appointment only, and many are subject to mandates requiring face coverings in public settings. We have provided face coverings and hand sanitizer to all employees, implemented social distancing rules in our branches and administrative offices and encouraged employees who can work from home to do so. Additionally, employees are required to complete a daily COVID-19 exposure and symptoms questionnaire prior to reporting to work.

As a result of COVID-19 and the response to it, we saw rapid decreases in commercial and consumer activity and temporary closures of many businesses resulting in loss of revenues, a rapid increase in unemployment, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, and related emergency response legislation. The Federal Reserve has said it expects to maintain a low interest rate environment for the foreseeable future. These changes have had a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.

On March 27, 2020, Congress enacted the CARES Act. It contains substantial lending, tax and spending provisions intended to address the economic impact of the COVID-19 pandemic, including the PPP, a $349 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed by banks. On April 24, 2020, Congress enacted the Enhancement Act, among other things, increase the available funding by $310 billion to a new total of $659 billion. The deadline for loan applications was August 8, 2020. The PPP loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The Small Business Administration (“SBA”). manages and backs the PPP. If a loan is fully forgiven, SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by SBA. In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we must review and forward to the SBA. The SBA began approving forgiveness applications on August 10, 2020. We began submitting forgiveness applications during the third quarter of 2020 and received our first approval subsequent to September 30, 2020. As of September 30, 2020, we held 4,243 loans for customers under the PPP totaling approximately $298.0 million. The loans have maturities ranging from April 2022 to August 2025. We expect to recognize total fee income of approximately $11.7 million over the lives of the loans.

The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance for federally backed mortgage loans. The federal banking agencies also have encouraged banks to work with their borrowers to modify loans as may be appropriate. As of September 30, 2020, we have granted 2,612 temporary loan modifications, totaling approximately $897 million, or 26% of total loans, primarily secured by 1-4 family residences and multi-tenant retail commercial real estate. As of September 30, 2020, 66 loans totaling $100.7 million, or 3% of the Company’s loan portfolio, were still in deferment.

The continuation of the economic effects of the COVID-19 pandemic and actions taken in response to it, including the impacts of loan forbearance and other provisions of the CARES Act and other federal and state measures, have had and may in the future have an adverse impact on our business and results of operations and the operations of our borrowers, customers and business partners. The uncertainty regarding the duration of the pandemic, including waves of the pandemic and the timing of a widely available vaccine, and the resulting economic disruption has caused increased market volatility and a significant decrease in consumer confidence and business generally, and has led to an economic recession. The ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to COVID-19 is likely to result in an adverse effect to our business, financial condition and results of operations in future periods. For more information about these risks and uncertainties, see “Item 1A. Risk Factors.”

Results of Operations
The following discussion of BancPlus’ results of operations compares the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

Changes in market interest rates and interest BancPlus earns on interest earning assets or pays on interest-bearing liabilities, as well as the volume and types of interest earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, usually have the largest impact on periodic changes in its net interest spread, net interest margin and net interest income. BancPlus measures net interest income before and after the provision for loan losses that BancPlus maintains.

For the three months ended September 30, 2020, net interest income was $41.9 million, an increase of $16.0 million, or 61.9%, compared to net interest income of $25.9 million for the three months ended September 30, 2019. The increase in net interest income was primarily the result of increased interest earning assets as a result of our merger with SCC.

Net interest margin for the three months ended September 30, 2020 increased 16 basis points to 4.02% from 3.86% for the same period of 2019 as the effect of the lower interest rate environment on our interest-bearing liabilities outpaced that of our interest earning assets this quarter primarily due to the merger with SCC.
For the nine months ended September 30, 2020, net interest income was $108.0 million, an increase of $30.9 million, or 40.1%, compared to net interest income of $77.0 million for the same period in 2019. The increase in net interest income was largely attributable to an increase in interest earning assets as a result of our merger with SCC.
For the nine months ended September 30, 2020, net interest margin was 3.90%, an increase of 5 basis points compared to 3.85% for the same period of 2019.
Our average interest earning assets at September 30, 2020, increased $1.02 billion, or 38.31%, to $3.69 billion from $2.67 billion at September 30, 2019. BancPlus’ average interest-bearing liabilities increased $684.2 million, or 34.24%, to $2.68 billion at September 30, 2020, from $2.00 billion at September 30, 2019. This increase in BancPlus’ average interest earning assets and interest-bearing liabilities was primarily due to our merger with SCC. The ratio of BancPlus’ average interest earning assets to average interest-bearing liabilities was 137.7% and 133.7% for the nine months ended September 30, 2020 and 2019, respectively.
BancPlus’ average interest earning assets produced a tax-equivalent yield of 4.47% and 4.41% for the three and nine months ended September 30, 2020 compared to 4.68% and 4.64% for the three and nine months ended September 30, 2019, respectively. The average rate paid on interest-bearing liabilities was 0.63% and 0.70% for the three and nine months ended September 30, 2020 compared to 1.11% and 1.06% for the three and nine months ended September 30, 2019, respectively. These year over year decreases in yields reflect the current low interest rate environment.
Average Balances and Yields
The following tables show, for the three and nine months ended September 30, 2020 and 2019, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$278,871	$75	0.11%	$210,504	$1,134	2.15%
Federal funds sold	44,307	31	0.28%	—	—	—%
	323,178	106	0.13%	210,504	1,134	2.15%
Investment securities:
Taxable investment securities	345,536	1,815	2.10%	206,262	1,187	2.30%
Tax-exempt investment securities	98,198	573	2.33%	136,761	880	2.57%
Total securities	443,734	2,388	2.15%	343,023	2,067	2.41%
Loans (1)	3,395,441	44,083	5.19%	2,126,742	28,181	5.30%
Federal Home Loan Bank stock	5,025	7	0.56%	2,552	18	2.82%
Total interest earning assets	4,167,378	46,584	4.47%	2,682,821	31,400	4.68%
Noninterest earning assets	378,971			231,220
Total assets	$4,546,349			$2,914,041

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,213,970	$1,313	0.43%	$972,368	$2,325	0.96%
Savings and money market deposits	876,706	357	0.16%	547,220	1,123	0.82%
Time deposits	719,566	1,523	0.85%	385,333	1,417	1.47%
Federal funds purchased	—	—	—%	—	—	—%
FHLB advances	20,725	79	1.52%	21,119	81	1.53%
Other borrowings	14,723	144	3.91%	18,204	178	3.91%
Subordinated debentures	110,982	1,276	4.60%	41,238	399	3.87%
Total interest-bearing liabilities	2,956,672	4,692	0.63%	1,985,482	5,523	1.11%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,175,118			632,937
Other noninterest-bearing liabilities	71,018			54,110
Total noninterest-bearing liabilities	1,246,136			687,047
Shareholders’ equity (6)	343,541			241,512
Total liabilities and shareholders’ equity	$4,546,349			$2,914,041
Net interest income/net interest margin (2)		41,892	4.02%		25,877	3.86%
Net interest spread (5)			3.84%			3.57%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		184			284
Net interest income/net interest margin (2)		$42,076	4.04%		$26,161	3.90%
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
(4)Yields and rates are annualized.
(5)Net interest spread is the yield on BancPlus’ total interest earning assets less the yield on its interest-bearing liabilities.

(6)Includes Employee Stock Ownership (“ESOP”)-owned shares.

	Nine Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$283,267	$1,046	0.49%	$194,030	$3,182	2.19%
Federal funds sold	55,101	241	0.58%	867	18	2.77%
	338,368	1,287	0.51%	194,897	3,200	2.19%
Investment securities:
Taxable investment securities	392,228	5,157	1.75%	218,764	3,826	2.33%
Tax-exempt investment securities	47,192	1,942	5.49%	144,322	2,742	2.53%
Total securities	439,420	7,099	2.15%	363,086	6,568	2.41%
Loans (1)	2,912,471	113,710	5.21%	2,110,808	83,149	5.25%
Federal Home Loan Bank stock	4,481	42	1.25%	2,530	68	3.58%
Total interest earning assets	3,694,740	122,138	4.41%	2,671,321	92,985	4.64%
Noninterest earning assets	316,742			240,765
Total assets	$4,011,482			$2,912,086

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,175,152	$4,691	0.53%	$996,886	$6,962	0.93%
Savings and money market deposits	779,321	1,973	0.34%	532,150	3,062	0.77%
Time deposits	615,619	4,595	1.00%	387,504	3,876	1.33%
Federal funds purchased	201	2	1.33%	3	—	—%
FHLB advances	22,222	239	1.43%	21,188	243	1.53%
Other borrowings	15,585	453	3.88%	19,077	551	3.85%
Subordinated debentures	74,151	2,220	3.99%	41,238	1,248	4.04%
Total interest-bearing liabilities	2,682,251	14,173	0.70%	1,998,046	15,942	1.06%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	948,275			626,890
Other noninterest-bearing liabilities	70,339			52,415
Total noninterest-bearing liabilities	1,018,614			679,305
Shareholders’ equity (6)	310,617			234,735
Total liabilities and shareholders’ equity	$4,011,482			$2,912,086
Net interest income/net interest margin (2)		107,965	3.90%		77,043	3.85%
Net interest spread (5)			3.70%			3.58%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		638			885
Net interest income/net interest margin (2)		$108,603	3.92%		$77,928	3.89%
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
(6)Includes ESOP-owned shares.

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

	Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance

Interest earning assets:
Cash investments	$37	$(1,065)	$(1,028)
Investment securities:
Taxable investment securities	731	(103)	628
Tax-exempt investment securities	(224)	(83)	(307)
Total securities	507	(186)	321
Loans, net	16,471	(569)	15,902
Federal Home Loan Bank stock	3	(14)	(11)
Total interest earning assets	$17,018	$(1,834)	$15,184

Interest-bearing liabilities:
Interest-bearing transaction deposits	$261	$(1,273)	$(1,012)
Savings and money market deposits	134	(900)	(766)
Time deposits	707	(601)	106
FHLB advances	(1)	(1)	(2)
Other borrowings	(34)	1	(33)
Subordinated debentures	801	75	876
Total interest-bearing liabilities	$1,868	$(2,699)	$(831)
Net interest income	$15,150	$865	$16,015

	Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance

Interest earning assets:
Cash investments	$545	$(2,458)	$(1,913)
Investment securities:
Taxable investment securities	2,281	(950)	1,331
Tax-exempt investment securities	(3,997)	3,197	(800)
Total securities	(1,716)	2,247	531
Loans, net	31,299	(738)	30,561
Federal Home Loan Bank stock	18	(44)	(26)
Total interest earning assets	$30,146	$(993)	$29,153

Interest-bearing liabilities:
Interest-bearing transaction deposits	$712	$(2,983)	$(2,271)
Savings and money market deposits	626	(1,715)	(1,089)
Time deposits	1,703	(984)	719
Federal funds purchased	2	—	2
FHLB advances	11	(15)	(4)
Other borrowings	(102)	4	(98)
Subordinated debentures	985	(13)	972
Total interest-bearing liabilities	$3,937	$(5,706)	$(1,769)
Net interest income	$26,209	$4,713	$30,922

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

For the three months ended September 30, 2020, the provision for loan losses was $4.7 million compared to $498,000 for the same period of 2019, an increase of $4.2 million, or 838.0%. The provision for loan losses was $7.7 million for the nine months ended September 30, 2020, and $1.1 million for the nine months ended September 30, 2019, an increase of $6.6 million, or 594.2%. The increase for both the three and nine month periods is primarily attributable to the impact of the COVID-19 pandemic, including the impact of the CARES Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance.

The allowance for loan losses at September 30, 2020 was $26.8 million, or 0.78% of total loans, compared to $22.6 million, or 1.06% of total loans at September 30, 2019. The decrease in allowance as a percentage of total loans was primarily due to the increase in total loans as a result of the merger with SCC, partially offset by increased provision for loan losses for the nine months ended September 30, 2020.

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

Noninterest income was $18.6 million for the three months ended September 30, 2020, compared to $14.8 million for the same period of 2019, an increase of $3.9 million, or 26.2%, primarily due to an increase in other income of $2.2 million, or 273.1%, as a result of a $1.1 million bargain purchase gain on the acquisition of SCC and income from equity method investments. This increase in noninterest income was partially offset by a decrease in service charges on deposit accounts of $1.5 million, or 21.3%, partially offset by an increase in mortgage origination income of $1.5 million, or 116.3%. The decrease in service charges on deposit accounts is primarily attributable to increased customer liquidity as a result of the various economic stimulus programs and reduced consumer spending as a result of quarantine restrictions put in place due to the COVID-19 pandemic. The increase in mortgage origination income was driven by increased mortgage refinancing activity resulting from the lower interest rate environment in the third quarter of 2020. The remainder of the increase in noninterest income for the quarter is attributable to year over year increases in ATM income and debit card interchange, totaling $954,000, which resulted from our merger with SCC, and a $577,000 increase in Community Development Financial Institution (“CDFI”) grants in the current year period.

The following table presents the major components of noninterest income for three months ended September 30, 2020, compared to the three months ended September 30, 2019:

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$5,690	$7,232	$(1,542)	(21.3)%
Mortgage origination income	2,827	1,307	1,520	116.3%
Debit card interchange	1,909	1,577	332	21.1%
Income from fiduciary activities	1,155	1,190	(35)	(2.9)%
ATM income	1,754	1,132	622	54.9%
Brokerage and insurance fees and commissions	957	876	81	9.2%
Life insurance income	566	407	159	39.1%
CDFI grants	823	246	577	234.6%
Other income	2,944	789	2,155	273.1%
Total	$18,625	$14,756	$3,869	26.2%

Noninterest income was $45.4 million for the first nine months of 2020, compared to $42.6 million for the first nine months of 2019, an increase of $2.8 million, or 6.5%, primarily due to an increase in other income of $2.1 million, or 72.6%, as a result of a $1.1 million bargain purchase gain on the merger with SCC and income from equity method investments. This increase in noninterest income was partially offset by a decrease in service charges on deposit accounts of $4.0 million, or 19.5%, partially offset by an increase in mortgage origination income of $2.8 million, or 88.5%. The decrease in service charges on deposit accounts is primarily attributable to increased customer liquidity as a result of the various economic stimulus programs and reduced consumer spending as a result of quarantine restrictions put in place due to the COVID-19 pandemic. The increase in mortgage origination income was driven by increased mortgage refinancing activity resulting from the lower interest rate environment in the first three quarters of 2020. The remainder of the increase in noninterest income for the period is attributable to year over year increases in ATM income and debit card interchange, totaling $1.2 million, which resulted from our merger with SCC, and a $577,000 increase in CDFI grants in the current year period.

The following table presents the major components of noninterest income for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$16,674	$20,716	$(4,042)	(19.5)%
Mortgage origination income	5,974	3,169	2,805	88.5%
Debit card interchange	5,412	4,747	665	14.0%
Income from fiduciary activities	3,320	3,623	(303)	(8.4)%
ATM income	3,974	3,401	573	16.8%
Brokerage and insurance fees and commissions	2,781	2,651	130	4.9%
Life insurance income	1,525	1,226	299	24.4%
CDFI grants	823	246	577	234.6%
Other income	4,899	2,838	2,061	72.6%
Total	$45,382	$42,617	$2,765	6.5%

Noninterest Expense

Noninterest expense includes, among other things: (i) salaries and employee benefits; (ii) occupancy expenses; (iii) furniture and equipment expenses; (iv) data processing expenses; (v) marketing and promotional expenses; (vi) other real estate expenses; and (vii) other expenses.

Salaries and employee benefits include compensation, employee benefits and tax expenses for BancPlus’ personnel. Occupancy expenses include depreciation expense on BancPlus’ owned properties, lease expense on its leased properties and other occupancy-related expenses. Furniture and equipment expenses include depreciation and maintenance and other expenses related to its furniture, fixtures and equipment. Data processing expenses include costs related to maintenance and monitoring of its systems and expenses paid to its third-party data processing system providers. Marketing and promotional expenses include costs for advertising, promotions and sponsorships. Other real estate expenses include taxes, insurance, maintenance and other expenses related to BancPlus’ foreclosed properties. Other expenses include expenses associated with Federal Deposit Insurance Corporation (“FDIC”) assessments, Mississippi Department of Banking and Consumer Finance (“MDBCF”) assessments, consulting and legal fees, communications, travel, meals, training, supplies and postage. Noninterest expenses generally increase as BancPlus grows its business. Noninterest expenses have increased commensurate with growth over the past few years as BancPlus has grown organically and as BancPlus has built out and modernized its operational infrastructure and implemented its plan to build an efficient, technology-driven banking operation with capacity for growth.

For the three months ended September 30, 2020, noninterest expense totaled $39.9 million, a $10.7 million, or 36.4%, increase from $29.3 million for the three months ended September 30, 2019. This increase was primarily due to increases in salaries and employee benefits of $6.5 million, furniture, equipment and data processing of $2.1 million, other expenses of $782,000 and professional fees of $546,000.

The following table presents the major components of noninterest expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019:

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$23,162	$16,592	$6,570	39.6%
Net occupancy expenses	3,459	2,994	465	15.5%
Furniture, equipment and data processing expenses	5,801	3,653	2,148	58.8%
Marketing and promotional expenses	1,000	847	153	18.1%
Other real estate expenses and losses	230	234	(4)	(1.7)%
Professional fees	1,651	1,105	546	49.4%
Other expenses	4,609	3,828	781	20.4%
Total	$39,912	$29,253	$10,659	36.4%

Salaries and employee benefits expense is the largest component of noninterest expense, representing 58.0% and 56.7% of total noninterest expense for the three months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020, salaries and employee benefits expense increased $6.6 million, or 39.6%, to $23.2 million as compared to $16.6 million for the three months ended September 30, 2019. The increase in salaries and employee benefits expense is primarily due to our merger with SCC, including retention and severance pay, in addition to normal annual salary increases for employees and essential employee bonuses paid relating to the COVID-19 pandemic.

Net occupancy expenses increased $465,000, or 15.5%, to $3.5 million for the three months ended September 30, 2020 compared to $3.0 million for the same period of 2019. The increase is primarily attributable to increased depreciation and rent expense as a result of our merger with SCC.

Furniture, equipment and data processing expense for the three months ended September 30, 2020 was $5.8 million, an increase of $2.1 million, or 58.8%, compared to $3.7 million for the three months ended September 30, 2019. This increase was primarily attributable to increases in data processing and software expenses in the third quarter of 2020 related to the merger with SCC.

Professional fees increased $546,000, or 49.4%, to $1.7 million for the three months ended September 30, 2020 compared to $1.1 million for the three months ended September 30, 2019, primarily due to expenses incurred in the merger with SCC.

Other expenses increased $781,000, or 20.4%, to $4.6 million for the three months ended September 30, 2020 compared to $3.8 million for the three months ended September 30, 2019, primarily due to an increase in FDIC and state assessment fees as a result of the merger with SCC.

For the nine months ended September 30, 2020, noninterest expense totaled $110.5 million, a $26.3 million, or 31.2%, increase from $84.2 million for the nine months ended September 30, 2019. This increase was primarily due to increases in salaries and employee benefits of $16.7 million, furniture, equipment and data processing of $4.8 million, professional fees of $2.6 million and other expenses of $1.2 million.

The following table presents the major components of noninterest expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$65,349	$48,678	$16,671	34.2%
Net occupancy expenses	9,709	8,631	1,078	12.5%
Furniture, equipment and data processing expenses	15,621	10,783	4,838	44.9%
Marketing and promotional expenses	2,787	2,361	426	18.0%
Other real estate expenses and losses	506	1,032	(526)	(51.0)%
Professional fees	4,718	2,092	2,626	125.5%
Other expenses	11,823	10,636	1,187	11.2%
Total	$110,513	$84,213	$26,300	31.2%

Salaries and employee benefits expense is the largest component of noninterest expense, representing 59.1% and 57.8% of total noninterest expense for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, salaries and employee benefits expense increased $16.7 million, or 34.2%, to $65.3 million as compared to $48.7 million for the nine months ended September 30, 2019. The increase in salaries and employee benefits expense is primarily due to our merger with SCC, including retention and severance pay, in addition to normal annual salary increases for employees and essential employee bonuses paid relating to the COVID-19 pandemic.

Net occupancy expenses increased $1.1 million, or 12.5%, to $9.7 million for the nine months ended September 30, 2020 compared to $8.6 million for the same period of 2019. The increase is primarily attributable to increased depreciation and rent expense as a result of our merger with SCC.

Furniture, equipment and data processing expense for the nine months ended September 30, 2020 was $15.6 million, an increase of $4.8 million, or 44.9%, compared to $10.8 million for the nine months ended September 30, 2019. This increase was primarily attributable to increases in data processing and software expenses related to the merger with SCC.

Other real estate expenses and losses decreased $526,000, or 51.0%, to $506,000 for the nine months ended September 30, 2020 compared to $1.0 million for the same period of 2019. This decrease was primarily attributable to decrease in losses on sale of properties from the prior year period.

Professional fees increased $2.6 million, or 125.5%, to $4.7 million for the nine months ended September 30, 2020 compared to $2.1 million for the nine months ended September 30, 2019, primarily due to expenses incurred in connection with the merger with SCC.

Other expenses increased $1.2 million, or 11.2%, to $11.8 million for the nine months ended September 30, 2020, compared to $10.6 million for the prior year period, primarily due to an increase in FDIC and state assessment fees as a result of the merger with SCC.

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

BancPlus recorded income tax expense of $3.3 million for the three months ended September 30, 2020, compared to $2.1 million for the same period of 2019. BancPlus’ effective tax rate for the three months ended September 30, 2020 was 20.9% compared to 19.3% for the same period of 2019.

BancPlus recorded income tax expense of $7.6 million for the first nine months of 2020, compared to $6.6 million for the first nine months of 2019. BancPlus’ effective tax rate for the nine months ended September 30, 2020 and 2019 was 21.7% and 19.3%, respectively.

Net Income

Net income for the three months ended September 30, 2020 and 2019 was $12.6 million and $8.8 million, respectively. BancPlus’ annualized return on average assets for the three months ended September 30, 2020 and 2019 was 1.11% and 1.21%, respectively. BancPlus’ annualized return on average equity for the three months ended September 30, 2020 and 2019 was 14.75% and 14.62%, respectively.

Net income for the nine months ended September 30, 2020 and 2019 was $27.5 million and $27.7 million, respectively. BancPlus’ annualized return on average assets for the nine months ended September 30, 2020 and 2019 was 0.92% and 1.28%, respectively. BancPlus’ annualized return on average equity for the nine months ended September 30, 2020 and 2019 was 11.88% and 15.83%, respectively.

Financial Condition

The following discussion compares BancPlus’ financial condition as of September 30, 2020 to December 31, 2019.

Assets

Total assets at September 30, 2020 were $4.553 billion, an increase of $1.574 billion over total assets of $2.979 billion at December 31, 2019. Total cash and cash equivalents increased $86.4 million, or 27.6%, to $399.3 million at September 30, 2020, compared to $313.0 million at December 31, 2019, primarily due to cash acquired in the merger with SCC and an increase in federal funds sold in 2020. Total loans increased $1.34 billion, or 64.5%, to $3.42 billion at September 30, 2020, compared to $2.08 billion at December 31, 2019 as a result of the merger with SCC and PPP lending activity. Investment securities increased $56.3 million, or 14.8%, from $378.9 million at December 31, 2019 to $435.2 million at September 30, 2020 as a result of the merger with SCC.
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

As of September 30, 2020, 22.4% of BancPlus’ investment securities portfolio was classified as held to maturity and 77.6% was classified as available for sale. As of December 31, 2019, 46.9% of BancPlus’ investment securities portfolio was classified as held to maturity and 53.1% was classified as available for sale. The increase in percentage of securities classified as available for sale is primarily attributable to the previously disclosed transfer of prepayable debt securities from held for maturity to available for sale. See Note 4 Investment Securities to our Condensed Consolidated Financial Statements for more information regarding the impact of this transfer.

At September 30, 2020, mortgage-backed securities represented 54.7% of the investment securities portfolio, municipal securities represented 33.3%, U.S. government agency obligations represented 2.9% and corporate investments represented 5.7% of the investment securities portfolio. At December 31, 2019, mortgage-backed securities represented 47.5% of the investment securities portfolio, municipal securities represented 45.3%, U.S. government agency obligations represented 6.1% and corporate investments represented 1.1% of the investment securities portfolio. Other than the U. S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
U.S. Government agency obligations	$—	—%	$5,000	1.32%
Issued by states and political subdivisions	97,491	22.40%	171,783	45.33%
Residential mortgage-backed securities	—	—%	1,071	0.28%
Total held-to-maturity	97,491	22.40%	177,854	46.94%

Available for Sale:
(At fair value)
U.S. Government agency obligations	12,658	2.91%	18,102	4.78%
Issued by states and political subdivisions	47,430	10.90%	—	—%
Mortgage-backed securities:
Residential	219,840	50.52%	175,879	46.42%
Commercial	18,148	4.17%	3,010	0.79%
Asset-backed securities	14,637	3.36%	—	—%
Corporate investments	24,973	5.74%	4,082	1.08%
Total available for sale	337,686	77.60%	201,073	53.06%

Total investment securities	$435,177	100.00%	$378,927	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated:

	Maturity as of September 30, 2020
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$—	—%	$—	—%
Issued by states and political subdivisions	11,134	2.53%	46,630	3.66%	36,183	4.29%	3,544	3.85%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	—	—%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held to maturity	11,134	2.53%	46,630	3.66%	36,183	4.29%	3,544	3.85%

Available for sale:
U.S. Government agency obligations	—	—%	5,158	2.60%	2,616	3.14%	4,884	1.78%
Issued by states and political subdivisions	3,203	3.00%	12,041	3.34%	21,391	3.12%	10,795	3.18%
Mortgage-backed securities:
Residential	—	—%	—	—%	10,254	1.19%	209,586	2.32%
Commercial	307	3.25%	—	—%	14,133	1.54%	3,708	2.53%
Asset-backed securities	—	—%	—	—%	—	—%	14,637	4.01%
Corporate investments	—	—%	4,068	2.24%	15,895	4.85%	5,010	4.15%
Total available for sale	3,510	3.02%	21,267	2.95%	64,289	2.89%	248,620	2.49%

Total securities	$14,644	2.65%	$67,897	3.44%	$100,472	3.40%	$252,164	2.51%

	Maturity as of December 31, 2019
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$5,000	3.00%	$—	—%
Issued by states and political subdivisions	23,318	3.52%	68,804	3.62%	62,411	4.03%	17,250	3.36%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	1,071	3.68%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held to maturity	23,318	3.52%	68,804	3.62%	67,411	3.95%	18,321	3.38%

Available for sale:
U.S. Government agency obligations	9,999	1.52%	8,103	2.68%	—	—%	—	—%
Issued by states and political subdivisions	—	—%	—	—%	—	—%	—	—%
Mortgage-backed securities:
Residential	—	—%	—	—%	5,787	1.91%	170,092	2.43%
Commercial	—	—%	314	2.31%	—	—%	2,696	2.67%
Corporate investments	—	—%	4,082	3.94%	—	—%	—	—%
Total available for sale	9,999	1.52%	12,499	3.08%	5,787	1.91%	172,788	2.43%

Total securities	$33,317	2.92%	$81,303	3.54%	$73,198	3.79%	$191,109	2.52%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of September 30, 2020		As of December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$742,054	21.69%	$555,413	26.72%
Construction and land development	355,249	10.39%	230,931	11.11%
Farmland	228,410	6.68%	162,991	7.84%
Other commercial	1,204,857	35.22%	664,145	31.95%
Total real estate	2,530,570	73.98%	1,613,480	77.61%
Commercial and industrial	704,125	20.58%	333,834	16.06%
Agricultural production and other loans to farmers	110,978	3.24%	70,145	3.37%
Consumer and other	75,011	2.19%	61,538	2.96%
Total loans, gross	3,420,684	100.00%	2,078,997	100.00%
Allowance for loan losses	(26,848)		(21,500)
Total loans, net	$3,393,836		$2,057,497

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At September 30, 2020, BancPlus’ loan portfolio included $219.2 million of loan participations purchased, or 6.41% of total loans, which includes $67.9 million of shared national credits. At December 31, 2019, BancPlus’ loan portfolio included $174.3 million of loan participations purchased, or 8.39% of total loans which includes $62.8 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of September 30, 2020
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	After Five Years	Total
Secured by real estate:
Residential properties	$112,865	$397,661	$231,528	$742,054
Construction and land development	160,976	150,075	44,198	355,249
Farmland	40,747	129,580	58,083	228,410
Other commercial	156,292	703,378	345,187	1,204,857
Total real estate	470,880	1,380,694	678,996	2,530,570
Commercial and industrial	94,513	549,899	59,713	704,125
Agricultural production and other loans to farmers	64,528	44,102	2,348	110,978
Consumer and other loans	21,236	52,145	1,630	75,011
Total loans	$651,157	$2,026,840	$742,687	$3,420,684

Interest rate sensitivity:
Fixed interest rates	$428,951	$1,674,789	$467,639	$2,571,379
Floating or adjustable rates	222,206	352,051	275,048	849,305
Total loans	$651,157	$2,026,840	$742,687	$3,420,684

	As of December 31, 2019
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	After Five Years	Total
Secured by real estate:
Residential properties	$76,563	$303,216	$175,634	$555,413
Construction and land development	83,399	111,860	35,672	230,931
Farmland	22,719	98,212	42,060	162,991
Other commercial	123,867	347,274	193,004	664,145
Total real estate	306,548	860,562	446,370	1,613,480
Commercial and industrial	83,618	211,760	38,456	333,834
Agricultural production and other loans to farmers	28,282	39,999	1,864	70,145
Consumer and other loans	17,572	43,193	773	61,538
Total loans	$436,020	$1,155,514	$487,463	$2,078,997

Interest rate sensitivity:
Fixed interest rates	$303,237	$875,940	$276,107	$1,455,284
Floating or adjustable rates	132,783	279,574	211,356	623,713
Total loans	$436,020	$1,155,514	$487,463	$2,078,997

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of September 30, 2020
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$723,445	$18,495	$114	$742,054
Construction and land development	351,516	3,733	—	355,249
Farmland	215,296	13,114	—	228,410
Other commercial	1,188,928	15,702	227	1,204,857
Total real estate	2,479,185	51,044	341	2,530,570
Commercial and industrial	686,296	17,754	75	704,125
Agricultural production and other loans to farmers	110,679	299	—	110,978
Consumer and other	74,721	290	—	75,011
Total	$3,350,881	$69,387	$416	$3,420,684

	As of December 31, 2019
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$541,110	$14,303	$—	$555,413
Construction and land development	230,321	610	—	230,931
Farmland	151,354	11,637	—	162,991
Other commercial	645,891	18,254	—	664,145
Total real estate	1,568,676	44,804	—	1,613,480
Commercial and industrial	331,693	2,060	81	333,834
Agricultural production and other loans to farmers	69,854	291	—	70,145
Consumer and other	61,220	318	—	61,538
Total	$2,031,443	$47,473	$81	$2,078,997

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and troubled debt restructuring loans that are accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Nonaccrual loans:
Real estate loans:
Residential properties	$3,867	$2,419
Construction and land development	353	390
Farmland	88	—
Other commercial	7,672	9,034
Total real estate	11,980	11,843
Commercial and industrial	30	67
Agricultural production and other loans to farmers	85	62
Consumer and other	180	187
Total nonaccrual loans	12,275	12,159

Troubled debt restructuring loans – accruing:
Real estate loans:
Residential properties	1,917	1,949
Construction and land development	—	1,619
Farmland	—	—
Other commercial	—	—
Total real estate	1,917	3,568
Commercial and industrial	413	427
Agricultural production and other loans to farmers	—	—
Consumer and other	—	—
Total troubled debt restructuring loans – accruing	2,330	3,995
Total nonperforming loans	14,605	16,154
Plus: foreclosed assets	6,763	4,851
Total nonperforming assets	$21,368	$21,005

Nonaccrual loans to total loans	0.36%	0.58%
Nonperforming loans to total loans	0.43%	0.78%
Nonperforming assets to total assets	0.47%	0.71%
90+ days past due and accruing	$2,974	$2,618
Total troubled debt restructuring loans	$4,839	$11,674
Total nonperforming assets increased by $363,000, or 1.7%, from $21.0 million at December 31, 2019 to $21.4 million at September 30, 2020, primarily due to an increase in foreclosed assets acquired in our merger with SCC.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. BancPlus maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing economic conditions. Loan charge-offs (i.e. loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. BancPlus’ officers analyze risk in the loan portfolio on an ongoing basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the first three quarters of 2020, the U.S. economy has experienced significant volatility and there is uncertainty surrounding future economic conditions. The government’s response to these conditions includes certain provisions, such as automatic forbearance and forgiveness for certain federally backed loans that could affect these estimates. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for loan losses.

The allowance for loan losses was $26.8 million and $21.5 million, and the allowance for loan losses as a percentage of loans was 0.78% and 1.03%, at September 30, 2020 and December 31, 2019, respectively. Net charge-offs totaled $2.4 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively.

The allowance for loan losses increased by $5.3 million, or 24.9%, to $26.8 million at September 30, 2020, from $21.5 million at December 31, 2019, primarily due to the impact of the COVID-19 pandemic, including the impact of the CARES Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance.

The following is a summary of the activity in the allowance for loan loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	September 30, 2020	September 30, 2019

Balance, beginning of period	$21,500	$24,500
Charge-offs:
Residential properties	268	1,292
Construction and land development	3	54
Farmland	—	—
Other commercials	2,179	867
Total real estate	2,450	2,213
Commercial and industrial	494	273
Agricultural production and other loans to farmers	2,270	15
Consumer and other	298	4,203
Total charge-offs	5,512	6,704
Recoveries:
Residential properties	237	315
Construction and land development	56	102
Farmland	—	20
Other commercial	94	328
Total real estate	387	765
Commercial and industrial	148	399
Agricultural production and other loans to farmers	2,365	1
Consumer and other	254	2,540
Total recoveries	3,154	3,705
Net charge-offs	2,358	2,999
Provision for loan losses	7,706	1,110
Balance, end of period	$26,848	$22,611

Total loans, end of period	$3,447,458	$2,125,719
Average loans	2,912,471	2,110,808
Net charge-offs to average loans	0.08%	0.14%
Allowance for loan losses to total loans	0.78%	1.06%

The following tables present a summary of the allocation of the allowance for loan losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

(Dollars in thousands)	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Residential properties	$6,244	23.3%	$5,568	25.9%
Construction and land development	2,866	10.7%	1,709	7.9%
Farmland	1,018	3.8%	761	3.5%
Other commercial	8,674	32.3%	8,296	38.6%
Total real estate	18,802	70.0%	16,334	76.0%
Commercial and industrial	5,854	21.8%	2,773	12.9%
Agricultural production and other loans to farmers	624	2.3%	420	2.0%
Consumer and other	730	2.7%	715	3.3%
Unallocated	838	3.1%	1,258	5.9%
Total allowance for loan losses	$26,848	100.0%	$21,500	100.0%

Goodwill and Other Intangible Assets

Goodwill was $2.6 million at both September 30, 2020 and December 31, 2019. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of acquired customer relationships from a 2014 acquisition and core deposit intangibles from our merger with SCC. Total other intangible assets at September 30, 2020 and December 31, 2019 were $6.0 million and $366,000, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$948,275	0.00%	26.95%	$633,329	0.00%	24.81%
Interest bearing:
Transaction accounts	1,175,152	0.53%	33.40%	990,555	0.90%	38.81%
Money market and other savings accounts	779,321	0.34%	22.15%	542,300	0.78%	21.25%
Certificates of deposit	615,619	1.00%	17.50%	386,304	1.37%	15.13%
Total deposits	$3,518,367	0.43%	100.00%	$2,552,488	0.72%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in deposits at September 30, 2020 compared with December 31, 2019 is primarily the result of the merger with SCC and recipients of PPP loans placing funds in deposit accounts held at the bank.

The following table shows certificates of deposit of $100,000 or more, by time remaining until maturity:

(Dollars in thousands)	September 30, 2020	December 31, 2019

3 months or less	$84,187	$41,196
Over 3 months through 6 months	66,994	42,686
Over 6 months through 12 months	124,181	74,294
Over 12 months	143,643	67,670
Total deposits	$419,005	$225,846

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At September 30, 2020 and December 31, 2019, we had no short-term borrowings.

FHLB Advances and Other Borrowings. BankPlus is a member of the Federal Home Loan Bank (“FHLB”), and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. As of September 30, 2020 and December 31, 2019, BancPlus had $20.7 million and $21.0 million in FHLB borrowings, at a weighted average interest rate of 1.50% and 1.52%, respectively.

In October 2016, BancPlus entered into a five-year loan agreement with a correspondent bank under which BancPlus borrowed $35.0 million in connection with the redemption of BancPlus preferred stock. BancPlus pledged 100% of its shares of BankPlus stock as collateral for the loan. The loan requires quarterly principal reductions of $875,000 and quarterly interest payments at a fixed 3.75% annual rate. The balance outstanding on this loan was $14.0 million and $16.6 million at September 30, 2020 and December 31, 2019, respectively.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019

2020	$875	$3,647
2021	13,205	13,307
2022	405	433
2023	122	157
2024	—	—
Thereafter	20,098	20,108
Total	$34,705	$37,652

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	September 30, 2020	December 31, 2019

First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$—
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	—
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	—
			$56,703	$41,238

The subordinated debentures payable to statutory trusts vary from the amount carried on the condensed consolidated balance sheet at September 30, 2020 due to the remaining purchase discount of $4.3 million, which was established upon the merger with SCC and is being amortized over the remaining life of the debentures. We are currently monitoring the actions of LIBOR’s regulator and the implementation of alternative reference rates in advance of the expected discontinuation of LIBOR after 2021 to determine any potential impact on the subordinated debentures.

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

Shareholders’ equity increased $98.1 million, or 39.0%, to $349.6 million at September 30, 2020 from $251.5 million at December 31, 2019, primarily due to $71.2 million of equity issued in the merger with SCC, net income of $27.5 million and other comprehensive income of $7.1 million less dividends paid of $9.7 million for the year to date period.

Contractual Obligations

The table below presents the funding requirements of BancPlus’ contractual obligations, excluding interest, as of September 30, 2020:

	Payments Due by Period
(Dollars in thousands)				Greater
September 30, 2020	Less Than One Year	One-Three Years	Three-Five Years	Than Five Years	Total

Operating lease obligations	$1,124	$9,410	$8,933	$45,653	$65,120
FHLB advances (1)	80	527	—	20,098	20,705
Note payable (2)	3,500	10,500	—	—	14,000
Subordinated debentures (3)	—	—	—	111,032	111,032
Deposits with maturities	463,213	191,188	48,708	—	703,109
Low income housing tax credits	4	9	9	5	27
Total contractual obligations	$467,921	$211,634	$57,650	$176,788	$913,993

________________________________
(1)Interest rates for BancPlus’ FHLB advances outstanding ranged from 2.06% to 2.94% at September 30, 2020. These advances are subject to restrictions or penalties in the event of prepayment. Advances subject to calls are shown at their earliest call date.
(2)The interest rate on BancPlus’ note payable is a 3.75% fixed annual rate.
(3)These subordinated debentures include the outstanding common securities of business trusts that have issued preferred capital securities to third parties which bear interest based on 3 month LIBOR plus 1.35% to 2.50% and fixed-to-floating subordinated notes that bear interest at 6.000% per annum.

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

The table below sets forth BancPlus’ commitments to extend credit by commitment expiration date indicated:

	September 30, 2020
(Dollars in thousands)	Less Than One Year	One-Three Years	Three-Five Years	Greater Than Five Years	Total
Commitments to extend credit (1)	$356,767	$146,567	$183,669	$98,710	$785,713
Standby letters of credit	5,972	17	504	722	7,215
Total off-balance sheet commitments	$362,739	$146,584	$184,173	$99,432	$792,928
____________________________
(1)Includes $230,193 of unconditionally cancellable commitments at September 30, 2020.

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

BancPlus manages its liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities, which BancPlus considers its primary liquidity. Furthermore, a significant portion of these unencumbered liquid assets are comprised of U.S. government agency obligations, mortgage backed securities and other agency securities, which the regulatory bodies consider the most marketable and liquid, especially in a stress scenario. In regard to off-balance sheet capacity, BancPlus maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of St. Louis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which BancPlus consider its secondary liquidity, and other funding avenues, including the Paycheck Protection Program Liquidity Facility (“PPP Liquidity Facility”). At September 30, 2020, BancPlus had not used the PPP Liquidity Facility. BancPlus also monitors its liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios, FHLB borrowings and deposits. As part of its liquidity management strategy, BancPlus is also focused on minimizing its costs of liquidity and attempting to decrease these costs by growing its noninterest-bearing and other low-cost deposits and replacing higher cost borrowed funds.

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	September 30, 2020	December 31, 2019

Cash and cash equivalents	$399,323	$312,972
Total securities	435,177	378,927
Less: pledged securities	(344,757)	(249,081)
Total primary liquidity	$489,743	$442,818
Ratio of primary liquidity to total deposits	12.3%	17.1%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	September 30, 2020	December 31, 2019

Net secured borrowing capacity with the FHLB	$1,440,381	$711,552
Net secured borrowing capacity with the Federal Reserve Bank	227,018	206,837
Unsecured borrowing capacity with correspondent lenders	228,000	148,000
Total secondary liquidity	$1,895,399	$1,066,389
Ratio of primary and secondary liquidity to total deposits	59.8%	58.2%

During the nine months ended September 30, 2020, BancPlus’ primary liquidity increased by $46.9 million to $489.7 million compared to $442.8 million at December 31, 2019, due an increase in cash and cash equivalents partially offset by an increase in our pledged securities. Secondary liquidity increased by $829.0 million to $1.90 billion as of September 30, 2020 from $1.07 billion as of December 31, 2019. This increase was primarily due to an increase in BancPlus’ Federal Reserve Bank borrowing capacity in the first three quarters of 2020.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $3.807 billion and $2.485 billion and represented 95.4% and 95.9% of total deposits as of September 30, 2020 and December 31, 2019, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources. Although BancPlus’ policy allows the use of brokered deposits, BankPlus did not utilize this funding source during the 2020 and 2019 year to date periods.

BancPlus’ liquidity policy includes both policy limits and policy guidelines for measuring and monitoring liquidity. BancPlus’ policy measures include an Internal Liquidity Ratio, and Internal Liquidity Ratio adjusted for FHLB, an Internal Dependency Ratio adjusted for FHLB and a Maximum Available Funds to Total Assets Ratio. These ratios are calculated monthly. BancPlus also utilizes eleven liquidity guidelines that are reported quarterly. As of September 30, 2020 and December 31, 2019, BancPlus was in compliance with all of its established liquidity guidelines.

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

Due to state banking laws, BankPlus may not declare dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $9.7 million and $7.2 million for the year-to-date periods ended September 30, 2020 and September 30, 2019, respectively. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.
Capital Management and Regulatory Capital Requirements

BancPlus is subject to various capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on BancPlus’ business operations.

Under the regulatory capital rules, BancPlus must maintain minimum amounts and ratios of common equity Tier 1 (“CET1”) capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, referred to as the leverage ratio. The adequacy of our capital levels is also subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors.

In addition, BancPlus must maintain a capital conservation buffer of 3.5%, consisting of CET1 capital, on top of the risk-based capital. A banking organization with a conservation buffer of less than the required amount of 2.50% will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers.

BancPlus met all capital adequacy requirements as of September 30, 2020 and December 31, 2019. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Required to be Well Capitalized
As of September 30, 2020:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$333,535	10.37%	$225,081	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	384,256	11.95%	273,313	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	469,712	14.61%	337,622	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	384,256	8.49%	181,100	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$382,506	11.92%	$224,567	7.00%	$208,526	6.50%
Tier 1 Capital to Risk-Weighted Assets	382,506	11.92%	272,688	8.50%	256,648	8.00%
Total Capital to Risk-Weighted Assets	409,354	12.76%	336,850	10.50%	320,809	10.00%
Tier 1 Capital to Average Assets	382,506	8.47%	180,711	4.00%	225,889	5.00%

	Actual		For Capital Adequacy Purposes		Required to be Well Capitalized
As of December 31, 2019:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$248,247	10.86%	$160,002	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	288,247	12.61%	194,288	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	309,747	13.55%	240,003	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	288,247	9.74%	118,373	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$284,513	12.49%	$159,469	7.00%	$148,078	6.50%
Tier 1 Capital to Risk-Weighted Assets	284,513	12.49%	193,641	8.50%	182,250	8.00%
Total Capital to Risk-Weighted Assets	306,013	13.43%	239,203	10.50%	227,813	10.00%
Tier 1 Capital to Average Assets	284,513	9.63%	118,134	4.00%	147,668	5.00%

Recent Accounting Pronouncements

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 is effective for the Company for annual and interim periods beginning on January 1, 2023. The Company has formed a cross functional team that is assessing data and system needs and evaluating the impact of adopting the new guidance. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but has not yet determined the magnitude of any such one-time adjustments or the overall impact on the Company’s financial statements.

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

BancPlus’ management of interest rate risk is overseen by the ALCO. BancPlus’ risk management infrastructure approved by the BancPlus board outlines reporting and measurement requirements. In particular, this infrastructure establishes limits and management targets for various metrics, including net interest income at risk and economic value of equity at risk, given instantaneous parallel shifts in interest rates. BancPlus’ risk management infrastructure also requires a periodic review of all key assumptions used, such as appropriate interest rate scenarios, loan prepayment rates, and transaction deposit durations.

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

Net Interest Income Simulation and Economic Value Analysis

On a quarterly basis, BancPlus uses a model to simulate and measure potential changes in its net interest income and economic value of equity (“EVE”) given instantaneous parallel shifts in interest rates of +/- 400 basis points. BancPlus’ net interest income at risk simulation measures shorter term risk over 12 and 24 month time frames. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value given the changes in interest rates. EVE is a point-in-time measurement that helps quantify longer term interest rate risk. The model has inherent limitations since the results are based on a given set of rate changes and assumptions as of a certain point in time. For purpose of the simulation, BancPlus assumes no balance sheet growth. Therefore, the model’s results reflect an interest rate shock to a static balance sheet.

Potential changes to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of September 30, 2020 and December 31, 2019 are presented in the table below (dollars in thousands). The projections assume immediate, parallel shifts down from the September 30, 2020 and December 31, 2019 yield curves of 100 and 200 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide BancPlus with meaningful results and therefore is not presented.

	As of September 30, 2020				As of December 31, 2019
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	13,091	9.1%	106,067	27.7%	7,111	7.1%	51,192	12.9%
200	9,035	6.3%	79,152	20.7%	5,038	5.0%	38,816	9.8%
100	4,596	3.2%	44,630	11.7%	2,650	2.6%	22,030	5.6%
Unchanged	—	—%	—	—%	—	—%	—	—%
-100	(1,010)	(0.7)%	(59,321)	(15.5)%	(3,753)	(3.7)%	(35,734)	(9.0)%
-200	(792)	(0.6)%	(77,452)	(20.2)%	(5,613)	(5.6)%	(81,371)	(20.6)%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 9.1% increase in net interest income and a 27.7% increase in EVE as of September 30, 2020, and a 7.1% increase in net interest income and a 12.9% increase in EVE as of December 31, 2019. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced a decrease of 0.7% in net interest income and a 15.5% decrease in EVE as of September 30, 2020, and a 3.7% decrease in net interest income and a 9.0% decrease in EVE as of December 31, 2019.

The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. The timing and magnitude of interest rate changes (including, for example, the sharp reduction in interest rates by the Federal Reserve in response to the economic and financial effects of the COVID-19 pandemic) will most likely differ substantially from what is depicted. The shape or steepness of the yield curve typically changes with each change in the Fed Funds target range. Increasing rates could reduce net interest income if BancPlus is required to increase deposit rates faster than planned to maintain volumes or its mix of assets and funding changes. Results could also change depending on faster or slower prepays in loans or early withdrawals in deposits than those assumed in the model. Finally, the results do not incorporate growth in the balance sheet or strategic changes made in response to changes in rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 20, 2019, a complaint (the “Complaint”), Mills v. BankPlus, et al., Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as Court-appointed Receiver for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”), naming BankPlus, three former BankPlus employees, one current BankPlus employee and other defendants, including defendants unaffiliated with BankPlus (“Defendants”). The Complaint seeks to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber. A brief description of the cause of action on the cover sheet filed with the Complaint includes securities, civil conspiracy, aiding and abetting, negligence, and other possible causes of action. The amount of damages (including punitive damages) requested against the Defendants in the Complaint is unspecified.

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

1. Market Risks

The COVID-19 pandemic and the impact of actions to mitigate it have affected, and could continue to adversely affect, our business, financial condition and results of operations.

Federal, state and local governments have enacted or otherwise imposed various restrictions in an attempt to limit the spread of COVID-19. Such measures have disrupted economic activity and contributed to job losses and reductions in consumer business and spending. Even as state and local governments begin to re-open businesses and relax restrictions, these changes have had, and may continue to have, a significant adverse effect on the markets in which we conduct our business and the demand for our products and services. Possible waves of COVID-19 and the uncertainty of the timing of a widely available vaccine may adversely affect the re-opening process.

In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates (which we expect will likely remain low for a considerable period) and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the Trump Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. Beginning in April 2020, we began processing loan applications under the PPP created under the CARES Act. On April 24, 2020, Congress enacted the Enhancement Act to, among other things, increase the available funding under the PPP by $310 billion to a total of $659 billion. The Paycheck Protection Program Flexibility Act of 2020, enacted on July 5, 2020, extended the deadline for PPP loan applications to August 8, 2020. All of the federal banking regulatory agencies have encouraged lenders to extend additional loans and otherwise work with borrowers affected by the pandemic, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. We are also making a high level of temporary loan modifications. The full impact on our lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain. We face an increased risk of litigation and governmental, regulatory, and third-party scrutiny as a result of the effects of COVID-19 on economic conditions and actions governmental authorities take in response to these conditions, such as the PPP, are complex and our participation may lead to additional litigation and regulatory scrutiny, negative publicity and damage to our reputation.

The continuation of the economic effects of the COVID-19 pandemic have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption have caused increased market volatility and have led to an economic recession and a significant decrease in consumer confidence and business generally. The continuation of these conditions, including whether due to a resurgence or a second wave of COVID-19 infections, particularly as the geographic areas in which we operate reopen, and the uncertainty of the timing of a widely available vaccine, as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, has adversely affected our results of operations and financial condition, and can be expected to further adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners. In particular, these events have had, and/or can be expected to continue to have the following effects, among other things:

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
•create stress on our operations and systems associated with our participation in the Paycheck Protection Program as a result of receiving and processing forgiveness applications;
•result in increased compliance risk as we become subject to new regulatory and other requirements associated with the PPP, and other new programs in which we may participate;
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

Our results of operations have been adversely affected by the factors described above. For example, through September 30, 2020, these factors resulted in 2,612 temporary loan modifications, totaling approximately $897 million, or 26% of total loans. As of September 30, 2020, 66 loans totaling $100.7 million, or 3% of the Company’s loan portfolio, were still in deferment. Although the ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, nor the pace of recovery when the COVID-19 pandemic subsides, the decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to COVID-19 is likely to result in an adverse effect on our business, financial condition and results of operations in future periods and may heighten many of our other known risks described below.

As a business operating in the financial services industry, BancPlus’ business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

BancPlus’ business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. Although the U.S. economy, as a whole, had improved significantly over the past several years prior to the COVID-19 pandemic, the business environment in which BancPlus operates has been impacted by the effects of the COVID-19 pandemic. Uncertainty about the federal fiscal policymaking process and the medium and long-term fiscal outlook of the federal government and U.S. economy is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including global political hostilities, uncertainty over the stability of the euro currency and imposition of tariffs on products, could further affect the stability of global financial markets, which could hinder domestic economic growth. The current economic environment is characterized by recent interest rate changes that impacted BancPlus’ cost of funds and could adversely affect its net interest margin, which in turn is expected to decrease its earnings. All of these factors could individually or in the aggregate be detrimental to BancPlus’ business, and the interplay between these factors can be complex and unpredictable. BancPlus’ business is also significantly affected by monetary and related policies of the U.S. government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond BancPlus’ control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on BancPlus’ business, financial condition, results of operations or prospects.

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

The current geographic concentration of BancPlus’ markets in Mississippi, Alabama and Louisiana makes BancPlus more sensitive to adverse changes in the local economy than its more geographically diversified competitors, and more susceptible to lower growth rates in that region, and adverse economic conditions in these markets could negatively impact BancPlus’ business, financial condition or results of operations.

Unlike larger financial institutions that are more geographically diverse, BancPlus is primarily a Mississippi banking franchise with locations in Alabama and Louisiana. As of September 30, 2020, a significant amount of BancPlus’ total loans (by dollar amount) were made to borrowers who reside or conduct business in the Mississippi, Alabama, and Louisiana markets, and substantially all of BancPlus’ real estate loans, including those acquired in the recent merger with SCC, are secured by properties located in these markets. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of BancPlus’ portfolio, the demand for its products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. If the population, employment or income growth in any of BancPlus’ markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of BancPlus’ larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets. For these reasons, any regional or local economic downturn could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

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

BancPlus’ growth over the past several years has been partially attributable to its ability to originate and retain relatively large loans given its asset size. As of September 30, 2020, BancPlus’ 20 largest borrowing relationships represented 7.64% of its total outstanding loan portfolio, including mortgage loans held for sale, and 9.36% of its total commitments to extend credit. Along with other risks inherent in BancPlus’ loans, such as the deterioration of the underlying businesses or property securing these loans, the larger size of these loans presents a risk to its lending operations. If any of its largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, or are otherwise granted forgiveness or automatic forbearance under the CARES Act or other temporary modifications as a result of the COVID-19 pandemic, BancPlus’ nonperforming loans and its provision for loan losses could increase significantly, which could have a material adverse effect on its business, financial condition or results of operations.

The borrowing needs of BancPlus’ customers may increase, especially during a challenging economic environment, which could result in increased borrowing against BancPlus’ contractual obligations to extend credit.

The actual borrowing needs of BancPlus’ customers under these credit commitments have historically been lower than the contractual amount of the commitments. Because of the credit profile of its customers, BancPlus typically has a substantial amount of total unfunded credit commitments, which is not reflected on its balance sheet. As of September 30, 2020, BancPlus had $792.9 million in unfunded credit commitments to its customers. Actual borrowing needs of BancPlus’ customers may exceed BancPlus’ expectations, especially during a challenging economic environment when customers’ companies may be more dependent on BancPlus’ credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financing from other sources. The COVID-19 pandemic and the resulting stresses on the economy have substantially increased, and continue to increase, the borrowing needs of customers. This could adversely affect BancPlus’ liquidity, which could impair its ability to fund operations and meet obligations as they become due. Any failure to meet BancPlus’ unfunded credit commitments in accordance with the actual borrowing needs of its clients could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

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

BancPlus’ ability to compete successfully will depend on a number of factors, including, among others:

•its ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
•its scope, relevance and pricing of products and services offered to meet customer needs and demands;
•the rate at which it introduces new products and services relative to its competitors;
•customer satisfaction with its level of service;
•its ability to expand its market position;
•industry and general economic trends; and
•its ability to keep pace with technological advances and to invest in new technology.

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
•the risk of losing its CDFI status due to the addition of markets that do not qualify as low- or moderate-income markets;
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

BancPlus has benefited from strong relationships with and among its customers. As a result, its reputation is one of the most valuable components of its business. BancPlus’ growth over the past several years has depended on attracting new customers from competing financial institutions and increasing its market share, primarily by its involvement in its primary markets and word-of-mouth advertising, rather than on growth in the market for banking services in its primary markets. As such, BancPlus strives to enhance its reputation by recruiting, hiring and retaining employees who share its core values of being an integral part of the communities it serves and delivering superior service to its customers. If BancPlus’ reputation is negatively affected by the actions of its employees; litigation or regulatory actions; compliance failures; any perceived weakness in its financial strength or liquidity; technological, cybersecurity or other security breaches resulting in improper disclosure of client or personal information; or otherwise, its existing relationships may be damaged. BancPlus could lose some of its existing customers, including groups of large customers who have relationships with each other, and BancPlus may not be successful in attracting new customers. Any such developments could have a material adverse effect on BancPlus’ business, financial condition or results of operations. In addition, in the event BancPlus determines it to be in its best financial interest to close branches, BancPlus could suffer reputational damage from community opposition and FDIC scrutiny, as well as loss of customers who choose not to transfer business to a different branch. In addition, there is a financial risk that the retired branch real estate could not be sold without loss.

3. Credit, Liquidity and Capital Risks

BancPlus may not be able to adequately measure and limit its credit risk, which could lead to unexpected losses.

As a lender, BancPlus is exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover its outstanding exposure. In addition, BancPlus is exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions. Many of BancPlus’ loans are made to small to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. If the economic climate in the U.S. generally, or in BancPlus’ market areas, continue to experience material disruption, particularly due to the COVID-19 pandemic, its borrowers may experience difficulties in repaying their loans, the collateral BancPlus holds may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses. BancPlus’ risk management practices, such as monitoring the concentration of its loans within specific industries and markets and its credit approval, review and administrative practices may not adequately assess and reduce credit risk, and BancPlus’ credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with BancPlus’ loan portfolio may result in unexpected losses and adversely affect its business, financial condition or results of operations.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities. BancPlus has the ability to borrow from Federal Home Loan Bank of Dallas and the Federal Reserve Bank of St. Louis, which provides it access to a secondary source of funds. BancPlus may also borrow funds from third-party lenders, such as other financial institutions, and has access to other funding avenues, including the PPP Liquidity Facility which BancPlus has not utilized to date. An additional source of funds is the proceeds from the issuance and sale of BancPlus’ equity and debt securities to investors. BancPlus’ access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable to it, could be impaired by factors that affect BancPlus directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, including negative impacts on the economy and markets caused by the COVID-19 pandemic. BancPlus’ access to funding sources could also be affected by a decrease in the level of its business activity as a result of a downturn in its primary market area or by one or more adverse regulatory actions against it.

Any decline in available funding could adversely impact BancPlus’ ability to originate loans, invest in securities, meet its expenses, or fulfill obligations such as repaying its borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity and could, in turn, have an adverse effect on its business, financial condition or results of operations. In addition, because BancPlus’ primary asset at the holding company level is BankPlus, BancPlus’ liquidity at the holding company level depends primarily on its receipt of dividends from BankPlus. If BankPlus is unable to pay dividends to BancPlus for any reason, BancPlus may be unable to satisfy its holding company level obligations, which include funding operating expenses, debt service and dividends.

Interest rate shifts could reduce net interest income.

Like most financial institutions, BancPlus’ earnings depend to a great extent upon the level of its net interest income, or the difference between the interest income it earns on loans, investments and other interest earning assets, and the interest it pays on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease BancPlus’ net interest income depending on the make-up of its assets and liabilities. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of September 30, 2020, 28.3% of BancPlus’ interest earning assets and 11.9% of its interest-bearing liabilities were variable rate. These percentages of variable rate balances, as well as the terms of BancPlus’ fixed rate interest-bearing balances, resulted in a slightly asset sensitive balance sheet as September 30, 2020.

Assuming a stable product mix, no change in customer behavior, no change in yield curve and stability of related items, BancPlus’ net interest income would increase with rising interest rates and decrease with falling interest rates.

Additionally, an increase in interest rates may, among other things, reduce the demand for loans, decrease loan repayment rates, and increase early withdrawals on term deposits. The Federal Reserve has indicated that it will maintain the target range for the federal funds rate at low levels for some time to come, but changes to the target range are unpredictable. A decrease in the general level of interest rates, including the Federal Reserve’s sharp reduction in interest rates in response to the economic and financial effects of the COVID-19 pandemic, may affect BancPlus through, among other things, increased prepayments on its loan portfolio, and its cost of funds may not fall as quickly as yields on earning assets. BancPlus’ asset-liability management strategy may not be effective in mitigating exposure to the risks related to changes in market interest rates.

Because a significant portion of BancPlus’ loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing BancPlus’ real estate loans and result in loan and other losses.

Real estate values in BancPlus’ markets have experienced periods of fluctuation over the last several years, and recovery from declines in value has been slow and uneven and illiquidity of real estate holdings has increased. The market value of real estate can fluctuate significantly in a short period of time. As of September 30, 2020, $2.6 billion, or 75.1%, of BancPlus’ total loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of BancPlus’ markets could increase the credit risk associated with its loan portfolio, and could result in losses that adversely affect its business, financial condition or results of operations. Negative changes in the economy affecting real estate values and liquidity in BancPlus’ market areas, including as a result of the COVID-19 pandemic, could significantly impair the value of property pledged as collateral on loans and affect its ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Further, if real estate values decline, it is also more likely that BancPlus would be required to increase its allowance for loan losses. Such events could have an adverse effect on BancPlus’ business, financial condition or results of operations.

In particular, as of September 30, 2020, BankPlus and BancPlus’ wholly owned subsidiary, Oakhurst Development, Inc. (“Oakhurst”), carry an aggregate of $6.8 million in other real estate owned (“OREO”) acquired by foreclosure or otherwise in satisfaction of debts previously contracted. Although foreclosures and acquisitions of OREO are expected, negative changes in the economy affecting real estate values and the liquidity of real estate in BancPlus’ market areas could force BancPlus to foreclose upon collateral, which could significantly impair the value of property carried in its OREO accounts, increase the loss associated with OREO and affect BancPlus’ ability to sell such real estate without additional loss. Further, as of September 30, 2020, BancPlus’ commercial real estate loans totaled $1.6 billion, or 45.6%, of its total loan portfolio. These loans expose BancPlus to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with BancPlus’ residential or consumer loan portfolios. Unexpected deterioration in the credit quality of BancPlus’ commercial real estate loan portfolio would require it to increase its provision for loan losses, which would reduce its profitability and could materially and adversely affect its business, financial condition or results of operations.

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

As of September 30, 2020, approximately $704.1 million, or 20.6%, of BancPlus’ total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than BancPlus anticipates, exposing it to increased credit risk. In addition, a portion of BancPlus’ customer base, including customers in the real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which BancPlus’ commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose it to loan losses and could materially and adversely affect its business, financial condition or results of operations.

BancPlus may be required to repurchase mortgage loans in some circumstances, which could diminish its liquidity.

Historically, BancPlus has originated its mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, BancPlus is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require BancPlus to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event it breaches these representations and warranties. In addition, BancPlus may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims, BancPlus’ liquidity could diminish, which could have an adverse effect on its business, financial condition or results of operations. During 2020, 2019, 2018, 2017 or 2016 BancPlus was not required to repurchase any material amount of mortgage loans sold into the secondary market. Fannie Mae and Freddie Mac have, in light of the pandemic, temporarily relaxed certain requirements on the loans that they purchase. The re-imposition of these requirements could adversely affect our ability to sell loans to the two entities.

BancPlus’ allowance for loan losses may prove to be insufficient to absorb losses inherent in its loan portfolio, which could have an adverse effect on its business, financial condition and results of operations.

BancPlus’ experience in the banking industry indicates that some portion of its loans will not be fully repaid in a timely manner or at all. Accordingly, BancPlus maintains an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in its loan portfolio. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires BancPlus to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. As of September 30, 2020, BancPlus’ allowance for loan losses was $26.8 million. Inaccurate management assumptions, continued deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, temporary modifications, loan forgiveness, automatic forbearance and other factors, both within and outside of BancPlus’ control, may require it to increase its allowance for loan losses. In addition, federal and state banking regulators, as an integral part of their periodic examination, review the adequacy of BancPlus’ allowance for loan losses and may direct it to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, BancPlus may need additional provision for loan losses to restore the adequacy of its allowance for loan losses. If BancPlus is required to materially increase its level of allowance for loan losses for any reason, such increases could have an adverse effect on its business, financial condition or results of operations.

BancPlus is dependent upon significant noninterest income, including deposit fees, some of which are under continual review by federal regulators and Congress.

As of September 30, 2020, BancPlus’ noninterest income, including service charges on deposits, totaled $45.4 million and constituted 27.1% of total revenue. BancPlus’ transaction account deposit base generates a significant contribution to its fee income through service charges on deposit accounts, largely in the form of overdraft fees, non-sufficient fund fees, and other deposit related service charges. BankPlus offers a discretionary overdraft service and many of BancPlus’ deposit customers elect to use this service, which will generate overdraft fees when the service is accessed. Such programs are under continual scrutiny by the prudential bank regulators as well as consumer rights groups. While BancPlus continually adjusts to comply with industry best practices, federal bank regulators or Congress could impose additional restrictions on overdraft programs, which could reduce fees on the products offered. Because BancPlus derives a significant portion of its revenues from noninterest income, a reduction in such fees could have a material adverse impact on its business, financial condition or results of operations.

The amount of nonperforming and classified assets may increase significantly and may take significant time and resources to resolve, resulting in additional losses, costs and expenses.

At September 30, 2020, BancPlus had a total of approximately $21.4 million of nonperforming assets, or approximately 0.47% of total assets. In addition, total loans classified as “substandard,” “doubtful” or “loss” as of September 30, 2020 were approximately

$69.9 million, or approximately 1.54% of total assets. Nonperforming assets adversely affect BancPlus’ net income in various ways. BancPlus generally does not record interest income on OREO or on nonperforming loans, thereby adversely affecting its income and increasing loan administration costs. Moreover, when BancPlus takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value less estimated selling costs of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases BancPlus’ risk profile and may also impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. While BancPlus seeks to reduce problem assets through loan workouts, restructurings, and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond its control, could have a material effect on its business, financial condition or results of operations. In addition, the resolution of nonperforming assets can require significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. BancPlus may not experience future increases in the value of nonperforming assets.

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

BancPlus faces significant capital and other regulatory requirements as a financial institution. BancPlus may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, which could include the possibility of financing acquisitions. In addition, BancPlus, on a consolidated basis, and BankPlus, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity in such amounts as bank regulators may require from time to time, as described in greater detail below in “5. Compliance and Regulatory Risks.” Importantly, regulatory capital requirements could increase from current levels, which could require BancPlus to raise additional capital or reduce its operations. Even if BancPlus satisfies all applicable regulatory capital minimums, its regulators could ask it, and in some cases, require it, to maintain capital levels which are significantly in excess of those minimums. BancPlus’ ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on its financial condition and performance. Accordingly, BancPlus cannot assure you that it will be able to raise additional capital if needed or on terms acceptable to it. If BancPlus fails to maintain capital to meet regulatory requirements, it could be subject to enforcement actions or other regulatory consequences, which could have a material adverse effect on its business, financial condition or results of operation.

If BancPlus were to lose its status as a CDFI, its ability to obtain grants and awards as a CDFI like those it has received in the past may be diminished or lost.

A portion of BancPlus’ community development business has historically been augmented by its status as a CDFI. CDFI status increases the potential for receiving grants and awards that, in turn, enable a financial institution to increase the level of community development financial services that it provides to communities. In the event BancPlus does not meet one or more of the annual recertification criteria, the CDFI Fund, in its sole discretion, may provide an opportunity for BancPlus to cure deficiencies prior to issuing a notice of termination of certification. From 2014 through the current period, BancPlus has received an aggregate of $9.1 million in grants made possible due to its status as a CDFI. A loss of such status, and the resulting inability to obtain certain grants and awards received in the past, could have an adverse effect on BancPlus’ business, financial condition or results of operations.

The fair value of BancPlus’ investment securities can fluctuate due to factors outside of its control.

As of September 30, 2020, the fair value of BancPlus’ portfolio of available for sale investment securities was approximately $337.7 million, which included a net unrealized gain of approximately $9.9 million. Factors beyond BancPlus’ control can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions, defaults by the issuer, changes in market interest rates and instability in the capital markets. Many factors could cause other-than-temporary impairments and realized or unrealized losses in future periods. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

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

BancPlus may choose to use interest rate swaps to help manage its interest rate risk from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes it to interest rate risk or risks inherent in customer related derivatives. BancPlus may choose to use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. BancPlus’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts principally related to its fixed rate loan assets. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, BancPlus would be exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what BancPlus expected when it entered into the derivative transaction. The existence of credit and market risk associated with BancPlus’ derivative instruments could adversely affect its net interest income and, therefore, could have a material adverse effect on its business, financial condition or results of operations. Interest rate swaps have been linked to the LIBOR index (likely the swaps will transition to another index, probably the Secured Overnight Financing Rate (“SOFR”)). The financial impact of the transition is uncertain, but it may create basis risk or valuation risk.

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

BancPlus is dependent on the use of data and modeling in its management’s decision-making, and faulty data or modeling approaches could negatively impact its decision-making ability or possibly subject it to regulatory scrutiny in the future.

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision-making, and the employment of such analyses is becoming increasingly widespread in BancPlus’ operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which BancPlus is dependent on models and the data that underlie them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While BancPlus is not currently subject to annual stress testing under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) or the Comprehensive Capital Analysis and Review submissions, it currently utilizes stress testing for capital, credit and liquidity purposes and anticipates that model-derived testing may become more extensively implemented by regulators in the future.

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

Third parties provide key components of BancPlus’ business infrastructure such as data processing, internet connections, network access, core application processing, statement production and other services. BancPlus’ business depends on the successful and uninterrupted functioning of its information technology and telecommunications systems and third-party servicers, in particular due to the increase in remote work during the COVID-19 pandemic. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt BancPlus’ operations. Because its information technology and telecommunications systems interface with and depend on third-party systems, BancPlus could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with BancPlus’ third party service providers could entail significant delay and expense. Moreover, the laws and policies on third-party service providers that the federal banking agencies implement impose additional compliance burdens on BankPlus. If BancPlus is unable to efficiently replace ineffective service providers, or if it experiences a significant, sustained, or repeated system failure or service denial, it could compromise its ability to operate effectively, damage its reputation, result in a loss of customer business, and subject it to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on its business, financial condition or results of operations.

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

Whether a misrepresentation is made by a loan applicant or another third party, BancPlus generally bears the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of such misrepresentation. The sources of misrepresentations may also be difficult to locate, and BancPlus may be unable to recover any of the monetary losses it may suffer as a result of misrepresentations. Any of these developments could have an adverse effect on BancPlus’ business, financial condition or results of operations.

BancPlus’ financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

The preparation of BancPlus’ financial statements requires it to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies are inherently based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally estimated. These critical accounting policies include the allowance for loan losses, accounting for income taxes, the determination of fair value for financial instruments, the impairment of tax credit investments and accounting for stock-based compensation. This also includes estimates, judgments and assumptions for assessing the amortization/accretion of purchase accounting fair value differences and the impairment of long-lived assets, goodwill and other intangible assets in connection with the merger with SCC. In particular, ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” will be effective for BancPlus for annual and interim periods beginning on January 1, 2023 and will replace the incurred loss impairment methodology with the current expected credit loss (“CECL”) methodology. The CECL methodology will require management consideration of a broader range of information to determine credit loss estimates and could result in a significant increase in the allowance for credit losses through the increased provision; result in negative adjustment to retained earnings and, correspondingly, BancPlus’ regulatory capital levels; and enhance volatility in loan loss provision and allowance levels from quarter to quarter and year to year. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if the relevant factual assumptions are accurate, BancPlus’ decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools used by management. Any such failures in BancPlus’ processes for producing accounting estimates and managing risks could have a material adverse effect on its business, financial condition or results of operations.

Changes in accounting standards by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies, including the implementation of CECL, may affect our financial statements.

Our financial statements are subject to the application of GAAP, which are periodically revised and/or expanded. From time to time, the FASB or other accounting standard setting bodies adopt new accounting standard or amend existing standards. Market conditions often prompt these bodies to promulgate new guidance that further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures.

In particular, at this time, BancPlus does not know and cannot reasonably quantify the impact of the transition to CECL from the current incurred loss method, although the new standard is expected to generally result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. On February 14, 2019, the FDIC, Federal Reserve and Office of the Comptroller of the Currency finalized their CECL rule that (among other things) provides an optional CECL Transition Provision, which allows a banking organization that experiences a reduction in retained earnings as of the CECL adoption date to elect to phase in the regulatory capital impact over a three-year period. Under the regulation, BankPlus must begin the three-year transition in the first fiscal year that begins after December 15, 2021, or calendar year 2022. A failure to effectively measure the effect of CECL may result in significant overstatement or understatement of BancPlus’ allowance for loan and lease losses, and in the event of an understatement, may necessitate that it significantly increase its allowance for loan and lease losses, which could adversely affect its net income.

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

In considering whether to make a loan secured by real property, BancPlus generally requires an appraisal of the property. However, in BancPlus’ rural markets, the ability to secure an appraisal may be difficult due to a lack of appraisers or lack of comparable transactions. An appraisal or other evaluation is only an estimate of the value of the property at the time the appraisal or evaluation is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, BancPlus may not be able to realize the full amount of any remaining indebtedness if it forecloses on and sells the relevant property. In addition, BancPlus relies on appraisals and other valuation techniques to establish the value of its OREO and personal property that it acquires through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, BancPlus’ consolidated financial statements may not reflect the correct value of its OREO, and its allowance for loan losses may not reflect accurate loan impairments. In addition, the COVID-19 pandemic has resulted in changes to the methods and timing of appraisals of single-family homes. These changes may result in over-valuations of some properties that would increase our credit risk. This could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

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

BancPlus is subject to the reporting requirements of Section 15(d) of the Exchange Act and to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) . The Sarbanes-Oxley Act requires, among other things, that BancPlus maintain effective disclosure controls and procedures and internal control over financial reporting. BancPlus expects that the requirements of the Exchange Act, the Sarbanes-Oxley Act and associated rules and regulations will continue to increase its legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on its personnel, systems and resources.

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

BancPlus is also subject to complex and evolving laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage BancPlus’ reputation and subject it to regulatory action or penalties. For example, BancPlus’ business is subject to the Gramm-Leach-Bliley Act which, among other things, imposes certain limitations on its ability to share nonpublic personal information about its customers with nonaffiliated third parties; requires that BancPlus provide certain disclosures to customers about its information collection, sharing and security practices; affords customers the right to “opt out” of any information sharing by BancPlus with nonaffiliated third parties (with certain exceptions); and requires that BancPlus develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on its size and complexity, the nature and scope of its activities, and the sensitivity of customer information BancPlus processes, as well as plans for responding to data security breaches.

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

A breach of BancPlus’ security that results in unauthorized access to its data could expose it to a disruption or challenges relating to its daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material adverse effect on BancPlus’ business, results of operations or financial condition. Such financial losses incurred may not be covered under applicable general liability insurance coverage or current cyber-insurance coverages. The insurance market for policies to cover cyber-related fraud is in constant flux and there is no assurance adequate coverage has been or may be obtained.

BancPlus’ use of third-party vendors and its other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

BancPlus regularly uses third-party vendors in its business, and it relies on some of these vendors for critical functions including, but not limited to, its core processing function and mortgage broker relationships. Third-party relationships are subject to increasingly demanding regulatory requirements and attention by bank regulators. BancPlus expects its regulators to hold BancPlus responsible for deficiencies in its oversight or control of its third-party vendor relationships and in the performance of the parties with which it has these relationships. As a result, if BancPlus’ regulators conclude that it has not exercised adequate oversight and control over its third-party vendors or that such vendors have not performed adequately, BancPlus could be subject to administrative penalties or fines as well as requirements for consumer remediation, any of which could have a material adverse effect on its business, financial condition or results of operations. Reliance by third-party vendors on remote working relationships with their employees may affect the vendors’ ability to satisfy regulatory standards and to provide services to us.

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

Beginning January 1, 2015, BancPlus became subject to rules issued by the federal bank regulatory agencies (the Federal Reserve and the FDIC), commonly known as Basel III rules. The Basel III rules established a regulatory capital standard based on CET1 capital, increased the minimum Tier 1 risk-based capital ratio and, as fully phased in on January 1, 2019, imposed a capital conservation buffer of at least 2.5% of CET1 capital above the minimum regulatory capital ratios. The U.S. version of the Basel

III rules generally require BancPlus to maintain greater amounts of regulatory capital than it was required to maintain prior to implementation of such rules and may also limit or restrict how BancPlus utilizes its capital.

If BankPlus does not meet certain minimum capital requirements as described in Note 7 Regulatory Matters to our Condensed Consolidated Financial Statements, it will be subject to prompt corrective action by the FDIC. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. While BancPlus is not subject to formal capital planning requirements at its size, it has provided a capital plan to its regulators. Even if BancPlus satisfies the objectives of its capital plan and meets minimum capital requirements, it is possible that BancPlus’ regulators may ask it to raise additional capital.

BancPlus faces a risk of noncompliance and enforcement action with the Bank Secrecy Act, other anti-money laundering statutes and regulations and sanctions regulations.

The Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, state agencies and law enforcement officials, the U.S. Department of Justice, Drug Enforcement Administration, Office of Foreign Assets Control (“OFAC”), and Internal Revenue Service. BancPlus also must comply with OFAC rules regarding transactions with certain foreign persons. To comply with regulations, guidelines and examination procedures in these areas, BancPlus has dedicated significant resources to its anti-money laundering program and OFAC compliance. If BancPlus’ policies, procedures and systems are deemed deficient, BancPlus could be subject to liability, including fines and regulatory actions, which may include restrictions on its ability to pay dividends and inability to obtain regulatory approvals to proceed with certain aspects of its business plan, including acquisitions and de novo branching. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for BancPlus.

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

In addition, financial institutions face scrutiny on actions and policies that are deemed to adversely impact consumers under Section 5 of the Federal Trade Commission Act for unfair, deceptive or abusive acts and practices. The Consumer Financial Protection Bureau (“CFPB”) and bank regulators are responsible for enforcing Section 5. Section 5 has been applied to perceived customer abuse in connection with account openings and fees charged where inadequate or no services are rendered for which charges were imposed, as well as other instances where consumers may have been misled through bank disclosures. In addition, the enforcement priorities of the CFPB have evolved over time and may continue to do so.

Federal and state banking agencies periodically conduct examinations of BancPlus’ business, including compliance with laws and regulations, and its failure to comply with any supervisory actions to which it is or becomes subject as a result of such examinations could result in regulatory action or penalties.

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

In addition, BancPlus has sold loans to third parties. In connection with these sales, BancPlus or certain of its subsidiaries or legacy companies make or have made various representations and warranties, breaches of which may result in a requirement that BancPlus repurchase the loans, or otherwise make whole or provide other remedies to counterparties. These aspects of BancPlus’ business or its failure to comply with applicable laws and regulations could possibly lead to civil and criminal liability; loss of licensure; damage to BancPlus’ reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect BancPlus.

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

In addition to being affected by general economic conditions, BancPlus’ earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although the Federal Reserve has indicated that it intends to maintain the current low target range for the federal funds rate for an extended period, changes to that policy and the timing of them are not certain. The effects of such policies upon BancPlus’ business, financial condition or results of operations cannot be predicted.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital may have commercial real estate concentration risk and will be subject to further regulatory scrutiny with respect to their risk management practices for commercial real estate lending. Based on BancPlus’ commercial real estate concentration as of September 30, 2020, BancPlus believes that it is subject to appropriate scrutiny. However, increases in BancPlus’ commercial real estate lending, particularly as BancPlus expands into metropolitan markets and makes more of these loans, could subject BancPlus to additional supervisory analysis. BancPlus cannot guarantee that any risk management practices it implements will be effective to prevent losses relating to its commercial real estate portfolio. Management has implemented controls to monitor BancPlus’ commercial real estate lending concentrations, but BancPlus cannot predict the extent to which this guidance will impact its operations or capital requirements. In addition, BancPlus’s capital requirements could increase if any of its commercial real estate loans are “high volatility” as set forth in the 2018 Act.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will no longer compel banks to submit rates for the calculation of LIBOR by the end of 2021. This indicates that LIBOR will be discontinued on December 31, 2021. In June 2017, the U.S. Federal Reserve Bank’s Alternative Reference Rates Committee (“ARRC”) selected SOFR as the preferred alternative rate to LIBOR. SOFR differs from LIBOR in two respects: SOFR is a single overnight rate, while LIBOR includes rates of several tenors, and SOFR is deemed a credit risk-free rate while LIBOR incorporates an evaluation of credit risk. The ARRC and other entities intend for the transition to be economically neutral. The Federal Reserve Bank of New York has proposed a methodology for generating SOFRs of three different tenors and currently publishes compound averages over rolling 30-, 90-, and 180-day periods. The ARRC has developed a methodology for adjusting SOFR to reflect the risk considerations that underlie LIBOR. On July 12, 2019, the SEC issued a statement on LIBOR transition, indicating the significant impact that the discontinuation of LIBOR could have on financial markets and market participants. On July 1, 2020, the Federal Financial Institutions Examination Council released a statement on managing the LIBOR transition, describing agency expectations for a safe and sound transition. BancPlus has been closely monitoring the impact of COVID-19 and any potential delay in the cessation of LIBOR. Although the FCA has expressed that it is assessing the potential impacts of COVID-19 on transition timelines, the target date currently remains unchanged. The transition, if not sufficiently planned for and managed by BancPlus, could adversely affect BancPlus’ financial condition and results of operation by, among other things, resulting in BancPlus incurring significant expenses in effecting the transition and subjecting BancPlus to disputes or additional scrutiny in connection with its use of substitute indices.

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

The rights of BancPlus’ common shareholders are generally subordinate to the rights of the holders of any debt instruments that BancPlus may issue and may be subordinate to the holders of any series of preferred stock that BancPlus may issue in the future.

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

Certain provisions of the BancPlus Articles and the By-laws of BancPlus (the “BancPlus By-laws”) and corporate and federal banking laws, could make it more difficult for a third party to acquire control of BancPlus’ organization or conduct a proxy contest, even if those events were perceived by many of BancPlus’ shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to BancPlus:

•enable the Board to issue additional shares of authorized, but unissued capital stock without further shareholder approval;
•enable the Board to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board;
•enable the Board to increase the size of the Board and to fill vacancies caused by an increase in the number of directors, a director’s removal, resignation, death, failure to qualify, or any other cause;
•divide the Board into three classes serving staggered three-year terms;
•do not provide for cumulative voting in the election of directors;
•enable the Board to amend the BancPlus By-laws without shareholder approval;
•require a two-thirds vote of BancPlus shareholders to modify the sections of the BancPlus Articles addressing the number, term and removal of its directors, the filling of vacancies on the Board, the calling of special meetings of shareholders, limitations on certain personal liabilities of directors, director and officer indemnification and the amendment, adoption, alternation or repeal of the BancPlus By-laws;
•do not permit shareholder action by less than unanimous written consent;

•prohibit shareholders from calling special meetings;
•establish an advance notice procedure for director nominations and other shareholder proposals; and
•require prior regulatory application and approval of any transaction involving control of its organization.

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

BancPlus Corporation

Date:	November 6, 2020	By:	/s/ William A. Ray
William A. Ray
President and Chief Executive Officer

Date:	November 6, 2020	By:	/s/ M. Ann Southerland
M. Ann Southerland
Senior Executive Vice President and Chief Financial Officer