Form 10-K
period 2020-12-31
BANCPLUS CORP
filed 2021-03-10
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: No established market exists for the registrant’s common stock.

As of March 2, 2021, there were 10,079,277 outstanding shares of the registrant’s common stock, par value $1.00 per share.

BANCPLUS CORPORATION

FORM 10-K

DECEMBER 31, 2020

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise indicated, references in this report to “we”, “us”, “our company”, “the Company”, or “BancPlus” refer to BancPlus Corporation. All references to “BankPlus” or “the Bank” refer to BankPlus, our wholly-owned subsidiary.

This Annual Report on Form 10-K contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995 about BancPlus. Such statements include, without limitation, references to the Company's predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations, and are subject to risks and uncertainties. These statements often, but not always, are preceded by, followed by or otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “seek,” “plan,” “can,” “should,” “could,” “would,” “will,” “to be,” “predict,” “potential,” “may,” “likely,” “will likely result,” “target,” “project” and “outlook” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry based on certain assumptions and beliefs of the Company’s management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•our ability to identify potential candidates for, consummate, and achieve synergies resulting from, potential future acquisitions;
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
•natural disasters and adverse weather, public health crises, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in the sections titled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

ITEM 1. BUSINESS

General

BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. BancPlus’ wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities, through 79 branch offices across Mississippi, Alabama, and Louisiana. BancPlus’ franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. As of December 31, 2020, BancPlus had total assets of $4.7 billion, gross loans of $3.4 billion, total deposits of $4.2 billion and total shareholders’ equity of $355.3 million.

BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables BancPlus to fulfill its core purpose of enriching lives and building stronger communities. As a result, BancPlus has a granular, stable deposit mix and a diversified loan portfolio. BancPlus’ deposit base consisted of 95.7% core deposits with a total deposit cost of 0.39% for the year ended December 31, 2020, while its loan portfolio was comprised of 73% commercial loans and 27% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area (“MSA”) as of June 30, 2020, and BancPlus believes it is well-positioned for future growth.
In the first quarter of 2020, the outbreak of COVID-19 was declared a pandemic by the World Health Organization. The President declared a National Emergency on March 13, 2020. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets. The federal, state, and local governmental response to the pandemic included orders closing non-essential businesses and directing individuals to restrict their movements, wear face coverings in public settings, observe social distancing and stay at home. We have provided face coverings and hand sanitizer to all employees, implemented social distancing rules in our branches and administrative offices and encouraged employees who can work from home to do so. Additionally, employees are required to complete a daily COVID-19 exposure and symptoms questionnaire prior to reporting to work. See “Impact of COVID-19” below for further discussion of how COVID-19 has impacted our business.

BancPlus common stock is not listed or traded on any established securities exchange or quotation system.

BancPlus’ website is www.bankplus.net.

BancPlus’ Markets

BancPlus conducts its operations through 79 branch locations across Mississippi, Alabama and Louisiana and believes its markets provide a diverse mix of opportunities to expand its client base and gain market share. BancPlus operates in a number of markets with favorable economic trends and seeks to replicate its strategy in new markets through organic growth and strategic acquisitions. BancPlus is headquartered in the Jackson, Mississippi MSA, where it ranks third in deposit market share with 13.6% of total deposits as of June 30, 2020. The Jackson, Mississippi MSA is BancPlus’ largest market and contains 55.7% of its deposits and 46.1% of is loans as of December 31, 2020. Some of the major industries in the Jackson MSA are healthcare, agriculture, professional services, and technology. The Jackson, Mississippi MSA is also home to major auto manufacturing facilities, including Nissan. Our Alabama and Louisiana regions represent 13.3% and 10.0% of total loans, respectively, and 5.4% and 5.5% of total deposits, respectively.

Competitive Strengths

Strong Brand Awareness and Customer-Focused Business Model

BancPlus believes the BankPlus name is associated with a differentiated banking experience in the markets in which it operates. BancPlus’ customers value the personalized approach of its bankers and its banking platform. BancPlus provides convenient products and services, including extended branch banking hours, interactive teller machines (“ITMs”) and universal bankers in select markets, capable of meeting the diverse needs of its clients effectively. BancPlus also offers a suite of top-rated digital banking and mobile applications. BancPlus’ consumer mobile banking app is one of the highest-rated mobile banking apps in the Apple App Store and Google Play based on an independent study by NCR. BancPlus is proud of the strong brand and convenient banking platform it has built in its communities and the relationships BancPlus has cultivated with its customers. BankPlus’ community involvement efforts have been nationally recognized by the Federal Deposit Insurance Corporation (“FDIC”), American Bankers Association and the Federal Home Loan Bank of Dallas, among others.

Stable, Low-Cost Deposit Franchise with Attractive Deposit Beta

BancPlus believes it has consistently generated stable, low-cost core deposits through its retail branch network. BancPlus’ deposit gathering strategy attracts a full spectrum of customers, from the underbanked to high net worth individuals and businesses, resulting in a granular deposit base. As of December 31, 2020, BancPlus had over 215,000 customer deposit accounts with an average balance of approximately $19,000. BancPlus’ deposit base has a low total cost of 0.39% for the year ended December 31, 2020, which compares favorably to its peers. By leveraging its low-cost deposit franchise, BancPlus believes it has been able to generate a strong net interest margin compared to its peers without taking undue credit risk.

Diversified and Growing Loan Portfolio

BancPlus believes its markets provide opportunities to grow its loan portfolio organically while diversifying credit risk exposure. From December 31, 2015 to December 31, 2020, its loan portfolio grew from $1.6 billion to $3.4 billion, an increase of 116.3% and a CAGR of 16.8%. As of December 31, 2020, 92% of its loan portfolio was secured and only 7% of the loan portfolio was non-recourse. As of December 31, 2020, BancPlus’ loan portfolio consisted of 73% commercial loans and 27% consumer loans, with 76% of the loan portfolio secured by real estate. As of December 31, 2020, 28% of BancPlus’ loan portfolio reprices within 90 days, and an additional 19% reprices between 90 days and 12 months.

Attractive Profitability and Return Profile

BancPlus believes it has demonstrated success in executing its business strategy. From December 31, 2015 to December 31, 2020, BancPlus increased its loan-to-deposit ratio from 78.1% to 81.4%. The increased scale of its loan portfolio, combined with its low-cost deposit base, has created an attractive net interest margin compared to its peers. BancPlus believes its strong net interest margin and non-interest income have helped drive attractive returns for the BancPlus shareholders, evidenced by the improvement in its return on average equity from 11.41% to 12.18% and its return on average assets from 0.83% to 0.94% from the year ended December 31, 2015 to the year ended December 31, 2020, respectively. The wealth management, treasury services, private banking and mortgage banking products and services of BancPlus contribute to the diversity of its revenue sources. Additionally, BancPlus is focused on ongoing improvement of productivity and operational efficiency to increase shareholder value.

Employee Ownership and High Customer Satisfaction

BancPlus believes its employees are critical to its success, and its culture of empowerment stems in part from its employees owning approximately 15% of its common stock as of December 31, 2020. BankPlus has been recognized by American Banker as one of the “Best Banks to Work For” every year since the ranking’s inception in 2013. BancPlus believes the vested interest of its employees, coupled with its relationship-driven approach to meeting the needs of its customers, will continue to drive future growth. BancPlus further believes its empowered employees significantly enhance customer experience, as evidenced by Forbes magazine’s ranking of BankPlus as the top bank in Mississippi in 2018 for their “America’s Best in State Banks” rankings based on overall customer satisfaction.

Extensive Enterprise and Credit Risk Management Framework

BancPlus understands the importance of a strong enterprise risk management framework. BancPlus’ risk management is supported by disciplined credit underwriting and a robust set of policies and procedures. BancPlus has a comprehensive approach to enterprise risk management which focuses on credit, reputational, operational, compliance, liquidity and interest rate risk in order to manage its balance sheet in a manner that will meet its short and long term needs.

BancPlus has a team of experienced credit analysts and underwriters who have tailored BancPlus’ risk management processes to support significant loan growth while maintaining its high underwriting standards. Moreover, the prudent management of past credit challenges has successfully allowed BancPlus to maintain strong credit and risk performance. As of December 31, 2020, its non-current loans to total loans ratio was 0.47%.

Business Strategy

Drive Organic Growth Through Execution of Community-Focused Business Model

BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables BancPlus to fulfill its core purpose of enriching lives and building stronger communities. BancPlus believes its commitment to its communities is an integral part of its past success and will continue to keep its bankers in a position to develop business and expand market share. BancPlus’ experienced professionals, supported by strong brand recognition and a disciplined business development platform, leverage its banking solutions to increase wallet share and acquire new customers throughout its markets. BancPlus’ commitment to providing high quality products, service and customer-facing technology strengthens its ability to attract and retain business.

Pursue Opportunistic, Strategic Acquisitions

BancPlus believes its footprint and surrounding markets will afford it strategic opportunities to supplement organic growth with acquisitions to strengthen its franchise. In particular, BancPlus may consider acquisition opportunities that could improve its market position, enhance its branch network, increase its earnings power or expand its suite of products and services. Within Mississippi and surrounding states, there are over 200 banking franchises whose asset size fits BancPlus’ acquisition target profile. BancPlus’ experienced management team has a proven ability to successfully evaluate potential new markets and execute acquisitions of banks and other financial services entities. Moreover, BancPlus believes its investment in technology creates the scalable infrastructure necessary to both execute these acquisition strategies and ensure long-term success.

On April 1, 2020, we completed our previously announced merger with State Capital Corp. (“SCC”), the holding company of State Bank & Trust Company (“State Bank”). See Note 2 Business Combination to our Consolidated Financial Statements for more information on the merger.

Capitalize on Changing Market Dynamics

BancPlus believes the investment it makes in its employees, along with the culture and work environment it has created, allow BancPlus to attract top talent. BancPlus believes it stands to benefit from the dislocation of both employees and customers as banks continue to consolidate and competitors shift their focus. BancPlus has had success in growing meaningful market share through the hiring of experienced individuals as market dynamics change and will seek to replicate this strategy in the future.

Expand Non-interest Income Through Complementary Products and Services

BancPlus believes it has built successful products and services that support its core banking business. These products and services include wealth management, treasury services and mortgage origination. Each of these business lines is managed by an experienced team and has scalable infrastructure to support additional growth of non-interest income with minimal added expense. BancPlus’ organizational structure promotes teamwork among employees who support its various products and services to enhance customer retention and optimize relationship profitability. BancPlus may also look to grow certain revenue-generating products and services via acquisitions or hiring of teams or individuals.

Embrace New Technologies to Meet Customer Needs and Drive Efficiencies

Technology investments are an integral part of BancPlus’ strategy. BancPlus has implemented a significant number of front and back office technology initiatives, including the successful deployment of its popular mobile and digital banking platforms.

BancPlus will continue to invest in technologies it believes will have the most positive impact for driving growth, increasing productivity or creating efficiency. An example is BancPlus’ growing deployment of ITMs and universal bankers in select markets, making its services more accessible, better utilizing branch personnel and improving the customer experience. Over time, BancPlus expects these and similar initiatives to help it further optimize staff productivity and its branch network.

BancPlus’ Services

BankPlus is first and foremost a community-focused bank. BancPlus is dedicated to serving the banking needs of its customers, from family farms and small towns to large corporations and metropolitan areas, through its community banking approach of personalized, relationship-based service. BancPlus provides various deposit products and lending services to address the growing financial needs of its commercial and consumer customers across its footprint, as well as wealth management and private client products.

BancPlus offers its retail customers a variety of deposit products, including checking accounts, savings accounts, money market accounts, certificates of deposit and other deposit accounts, through multiple channels, including mobile, online and its branch locations. BancPlus also provides its business and institutional customers a full range of commercial deposit services and treasury management products. Most of its deposits are from individuals, small businesses and municipalities in its market areas.

Additionally, BancPlus offers a full suite of lending products, consisting of commercial and industrial loans (including working capital loans and equipment loans), commercial real estate loans (for both owner-occupied and non-owner occupied properties), construction and development loans, and agricultural loans. BancPlus also offers various consumer loans to individuals and professionals including residential real estate loans, personal loans and overdraft protection. Moreover, BancPlus originates conforming residential mortgage loans for resale into the secondary market to provide mortgage origination income, including a full array of Fannie Mae and Freddie Mac mortgage products.

The BankPlus Wealth Management Group provides a variety of investment management services. BancPlus’ team of dedicated advisors focuses on providing customized investment solutions to best fit its clients’ risk tolerance and achieve their financial objectives. In addition, BancPlus provides asset management and financial planning services, including retirement plan services and administration, personal trusts and estates, portfolio management, institutional trusts and court appointed trust services.

Lending Activities and Lending Strategy

BancPlus offers a variety of loans, including commercial and industrial, commercial real estate-backed loans (including loans secured by owner-occupied and non-owner occupied commercial properties), commercial lines of credit, working capital loans, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, construction and development loans, homebuilder loans, agricultural loans, Small Business Administration (“SBA”) loans, letters of credit and other loan products to small and medium-sized businesses, real estate developers, manufacturing and industrial companies and other businesses. BancPlus also offers various consumer loans to individuals and professionals including residential real estate loans, home equity loans, home equity lines of credit (“HELOCs”), installment loans, unsecured and secured personal lines of credit and letters of credit. Lending activities originate from the relationships and efforts of BancPlus’ bankers, with an emphasis on providing banking solutions tailored to meet its customers’ needs while maintaining its underwriting standards.

BancPlus’ strategy is to grow its loan portfolio by originating commercial and consumer loans that produce revenues consistent with its financial objectives. Through its operating model and strategies, BancPlus seeks to be the leading provider of lending products and services in its market areas to its clients. BancPlus markets its lending products and services to its clients through its high-touch personalized service. As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications, limiting participations to loans originated by lead banks with which BancPlus has a close relationship and which share its credit philosophies.

BancPlus also actively pursues and maintains a balanced loan portfolio by type, size and location. BancPlus’ loans are generally secured and supported by personal guarantees.

Commercial Real Estate Loans. BancPlus originates commercial real estate loans, including multi-family loans, and construction/land/land development loans that are generally secured by real estate located in its market areas. BancPlus’ commercial mortgage loans are primarily collateralized by first liens on real estate and amortized over a 10 to 20 year period with balloon payments due at the end of one to five years. These loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. BancPlus’ multi-family residential loans are primarily secured by multi-family properties, primarily apartment and condominium buildings. BancPlus seeks to make multi-family residential loans to experienced real estate investors with a proven track record.

With respect to BancPlus’ owner-occupied commercial real estate loans, BancPlus targets local companies with a proven operating history that tend to be business-operators and professionals within its markets. Owner-occupied real estate loans are typically repaid through the ongoing business operations of the borrower, and hence are dependent on the success of the underlying business for repayment and are more exposed to general economic conditions.

With respect to its non-owner occupied commercial real estate loans, BancPlus seeks experienced, local real estate developers and investors with whom its bankers have long-standing relationships. BancPlus’ non-owner occupied commercial real estate loans also tend to involve retail, hotel, office, multi-family, medical, warehouse and industrial properties. Non-owner occupied real estate loans are typically repaid with the funds received from the sale of the completed property or rental proceeds from such property, and are therefore more sensitive to adverse conditions in the real estate market, which can also be affected by general economic conditions.

Commercial real estate loans are often larger and involve greater risks than other types of lending. Adverse developments affecting commercial real estate values in BancPlus’ market areas could increase the credit risk associated with these loans, impair the value of property pledged as collateral for these loans, and affect BancPlus’ ability to sell the collateral upon foreclosure without a loss. Furthermore, adverse developments affecting the business operations of the borrowers of BancPlus’ owner-occupied commercial real estate loans could significantly increase the credit risk associated with these loans. Due to the larger average size of commercial real estate loans, BancPlus faces the risk that losses incurred on a small number of commercial real estate loans could have a material adverse impact on its financial condition and results of operations.

Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The typical terms for commercial loans are one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. The loan-to-value ratio depends on the type of collateral.

Residential Real Estate Loans. BancPlus’ residential real estate loans consist of 1-4 family loans, home equity loans and multi-family loans. The residential real estate loans described below exclude mortgage loans that are held for sale. BancPlus’ 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, which are both owner-occupied and investor owned. BancPlus seeks to make its 1-4 family mortgage loans to well-qualified homeowners and investors with a proven track record that satisfy its credit and underwriting standards. BancPlus’ home equity loans are primarily revolving lines of credit secured by 1-4 family residential properties.

BancPlus expects to continue to make residential real estate mortgage loans at a similar pace as BancPlus has in recent years so long as housing values in its markets do not deteriorate from current prevailing levels and it is able to make such loans consistent with its current credit and underwriting standards. Like its commercial real estate loans, its residential real estate loans are secured by real estate, the value of which may fluctuate significantly over a short period of time as a result of market conditions in the area in which the real estate is located. Adverse developments affecting real estate values in its market areas could therefore increase the credit risk associated with these loans, impair the value of property pledged as collateral on loans and affect BancPlus’ ability to sell the collateral upon foreclosure without a loss or additional losses. BancPlus primarily makes its residential real estate loans to qualified individuals and investors in accordance with its real estate lending policies, which detail maximum loan to value ratios and maturities and, as result, the repayment of these loans are also affected by adverse personal circumstances.

Mortgage Banking. BancPlus is also engaged in the residential mortgage banking business, which primarily generates income from the origination and sale of mortgage loans. BancPlus originates residential mortgage loans as a service to its existing customers and as a way to develop relationships with new customers in order to support its core banking strategy. BancPlus’ mortgage banking revenue is affected by changes in the fair value of mortgage loans originated with the intent to sell because it measures these loans at fair value under the fair value option. BancPlus looks to originate quality mortgage loans with a focus on purchase money mortgages along with a focus on refinancing primary residences. In accordance with its lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that satisfies secondary market standards as outlined by its investors and mortgage officers to the size and complexity of the lending relationship.

The residential mortgage industry is highly competitive and BancPlus competes with other community banks, regional banks, national banks, credit unions, mortgage companies, financial service companies and online mortgage companies. Due to the highly competitive nature of the residential mortgage industry, BancPlus expects to face industry-wide competitive pressures related to changing market conditions that will impact its pricing margins and mortgage revenues.

BancPlus’ mortgage banking business is also directly impacted by the interest rate environment, increased regulations, consumer demand, driven in large part by general economic conditions and the real estate markets, and investor demand for mortgage securities. Mortgage production, especially refinancing activity, declines in rising interest rate environments. While BancPlus has been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. BancPlus’ mortgage origination volume could be materially affected by interest rate changes.

Consumer Loans. BancPlus offers a variety of consumer loans, such as installment loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans. BancPlus’ consumer loans typically are part of an overall client relationship designed to support the individual consumer borrowing needs of its commercial loan and deposit clients, and are well diversified across its markets. Consumer loans usually have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as the loss of employment, unexpected medical costs or divorce. These loans are often secured by the underlying personal property, which typically has insufficient value to satisfy the loan without a loss due to damage to the collateral and general depreciation.

Lending Philosophy. BancPlus’ lending philosophy is driven by its commitment to thorough underwriting for all loans, local market knowledge, long-term customer relationships and a conservative credit culture. To implement this philosophy BancPlus has established various levels of authority and review, including its Executive Loan Committee comprised of the Chief Credit Officer and other lending executives. In its review, BancPlus emphasizes cash flow and secondary and tertiary repayment sources such as guarantors.

Lending Policies. BancPlus has established standard documentation and policies based on the type of loan. BancPlus also has established a loan committee comprised of its senior executive lending officers. Credits of $10 million or greater are generally presented for review or approval prior to committing to the loan. The loan committee meets weekly and on an ad hoc basis as needed. Relationships between $5 million and $10 million must be approved by three voting members of the loan committee, a Credit Officer, plus the Chief Credit Officer. Credit Officers approve relationships between $1 million and $5 million.

Loan Approval Process. The loan approval process at BankPlus is characterized by local authority supported by a risk control environment that provides for prompt and thorough underwriting of loans. BankPlus’ localized decision making is reinforced through a centralized review process supported by technology that monitors all credits to ensure compliance with its credit policies. BankPlus’ loan approval method is based on a hierarchy of individual lending authorities for new credits and renewals granted to its individual bankers, market presidents, credit officers, senior management and credit committee. The BankPlus board of directors establishes the maximum individual lending limits at each level and its senior management team sets individual authorities within these maximum limits to each individual based on demonstrated experience and expertise, and are periodically reviewed and updated. BankPlus believes that the ability to have individual loan authority up to specified levels based on experience and track record coupled with appropriate approval limits for its market presidents and credit officers allows it to provide prompt and appropriate responses to its clients while still allowing for the appropriate level of oversight.

As a relationship-oriented lender, rather than transaction-oriented lender, BancPlus makes most of its loans to borrowers located or operating in its market area. This provides BancPlus with better understanding of their business, creditworthiness and the economic conditions in their market and industry.

In considering loans, BankPlus follows the underwriting principles set forth in its loan policy with a primary focus on the following factors:

• a relationship with its clients that provides BancPlus with a complete understanding of their financial condition and ability to repay the loan;
• verification that the primary and secondary sources of repayment are adequate in relation to the amount of the loan;
• observation of appropriate loan to value guidelines for real estate secured loans;
• targeted levels of diversification for the loan portfolio, both as to type of borrower and type of collateral; and
• proper documentation of loans, including perfected liens on collateral.

As part of the approval process for any given loan, BankPlus seeks to minimize risk in a variety of ways, including the following:

• analysis of the borrower’s financial condition, cash flow, liquidity, and leverage;
• assessment of the project’s operating history, operating projections, location and condition;
• review of appraisals, title commitment and environmental reports;
• consideration of management’s experience and financial strength of the principals of the borrower; and
• understanding economic trends and industry conditions.

The BankPlus board of directors reviews and approves loan policy changes, monitors loan portfolio trends and credit trends, and reviews loan transactions as set forth in its loan policies. Loan pricing is established in conjunction with the loan approval process based on pricing guidelines for loans that are set by BankPlus’ senior management. BankPlus believes that its loan approval process provides for thorough internal controls, underwriting, and decision making.

Lending Limits. BankPlus is limited in the amount it can loan in the aggregate to a single borrower or related borrowers by the amount of its capital. BankPlus is a Mississippi chartered bank and therefore all branches, regardless of location, fall under the legal lending limits of the state of Mississippi. Mississippi’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Generally, under Mississippi law, loans and extensions of credit to a borrower may not exceed 20% of BankPlus’ aggregate unimpaired capital and unimpaired surplus. Further, BankPlus may elect to conform to similar standards applicable to national banks under federal law, in lieu of Mississippi law. Because the federal law and Mississippi state law standards are determined as a percentage of BankPlus’ capital, these state and federal limits either increase or decrease as BankPlus’ capital increases or decreases. BankPlus may seek to sell participations in its larger loans to other financial institutions, which will allow BankPlus to manage the risk involved in these loans and to meet the lending needs of its clients requiring extensions of credit in excess of these limits.

In addition to these legally imposed lending limits, BancPlus also employs appropriate limits on its overall loan portfolio and requirements with respect to certain types of lending and individual lending relationships. For example, BancPlus has lending limits related to borrower, portfolio segments and certain types of commercial real estate exposures.

Impact of COVID-19. As a result of COVID-19 and the response to it, we saw rapid decreases in commercial and consumer activity and temporary closures of many businesses resulting in loss of revenues, a rapid increase in unemployment, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, and related emergency response legislation. The Federal Reserve has said it expects to maintain a low interest rate environment for the foreseeable future. These changes have had a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.

On March 27, 2020, Congress enacted the CARES Act. It contains substantial lending, tax and spending provisions intended to address the economic impact of the COVID-19 pandemic, including the PPP, a $349 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed by banks. On April 24, 2020, Congress enacted the Enhancement Act, which among other things, increased the available funding by $310 billion to a new total of $659 billion. The deadline for the first round of loan applications was August 8, 2020. The Consolidated Appropriations Act, 2021, provided additional funding for the PPP of approximately $284 billion and allows eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. PPP loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The SBA manages and backs the PPP. If a loan is fully forgiven, SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by SBA. In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we must review and forward to the SBA. The SBA began approving forgiveness applications on August 10, 2020. As of December 31, 2020, 724 BankPlus loans totaling $92.8 million had been forgiven and paid by the SBA or the customer. As of December 31, 2020, the Company held 3,529 loans for customers under the PPP, totaling approximately $205.3 million. The loans have maturities ranging from April 2022 to August 2025. The Company expects to recognize total fee income of approximately $11.7 million over the lives of the loans.

The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance for federally backed mortgage loans.

The CARES Act and related guidance from the federal banking agencies also provide financial institutions the option to temporarily suspend requirements under accounting principles generally accepted in the United States (“GAAP”) related to classification of certain loan modifications as troubled debt restructurings (“TDRs”), to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not subject to TDR accounting requirements under GAAP. Additionally, under April 2020 interagency guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under Accounting Standards Codification (“ASC”) Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. The federal banking agencies also have encouraged banks to work with their borrowers to modify loans as may be appropriate. As of December 31, 2020, the

Company had granted temporary modifications on 2,437 outstanding loans totaling approximately $860.0 million, or 25% of total outstanding loans, primarily secured by 1-4 family residences and multi-tenant retail commercial real estate. As of December 31, 2020, 29 loans totaling $51.0 million, or 1.5% of the Company’s loan portfolio, were still in deferment.

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

Deposits and Other Sources of Funds

An important aspect of BancPlus’ business franchise value is the ability to gather deposits. BancPlus offers its customers a variety of deposit products, including checking accounts, savings accounts, money market accounts, certificates of deposit and other deposit accounts, through multiple channels, including its extensive network of 79 branch locations. As of December 31, 2020, BancPlus held $4.2 billion of total deposits. As of December 31, 2020, 95.7% of its total deposits were core deposits (defined as total deposits excluding time deposits greater than $250,000 and brokered deposits). BancPlus obtains most of its deposits from individuals, small businesses and municipalities in its market areas. BancPlus solicits deposits from these target segments through its local bankers, sophisticated product offering and its brand-awareness initiatives, such as its community focused marketing and high-visibility branch locations. BancPlus believes that the rates it offers for core deposits are competitive with those offered by other financial institutions in its market areas. Secondary sources of funding include advances from the Federal Home Loan Bank of Dallas, borrowings at the Federal Reserve Discount Window and other borrowings. These secondary sources enable BancPlus to borrow funds at rates and terms, which, at times, are more beneficial to BancPlus.

The growth of low-cost deposits is an important aspect of BancPlus’ strategic plan, and BancPlus believes it is a significant driver of its value. Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. BancPlus’ deposits are primarily obtained from depositors located in areas surrounding its branches, and BancPlus believes that it has attractive opportunities to capture additional retail and commercial deposits in its markets. In order to attract and retain deposits, BancPlus relies on providing quality service, offering a suite of retail and commercial products and services and introducing new products and services that meet its customers’ needs as they evolve.

Wealth Management and Investment Services

BancPlus offers a variety of investment management services to affluent and high net worth individuals and families through the BankPlus Wealth Management Group, which has been serving clients for over 15 years. BancPlus focuses on providing customized investment solutions to best fit its clients’ risk tolerance and achieve their financial objectives. Additionally, BancPlus provides asset management and financial planning services to primarily its retail and small business customer base.

Other Banking Services

Given customer demand for increased convenience and account access, BancPlus offers a range of products and services, including 24-hour Internet banking and voice response information, 7:00 a.m. to 7:00 p.m. banking in certain branch locations, mobile applications, cash management, overdraft protection, direct deposit, safe deposit boxes, and automatic account transfers. BancPlus earns fees for some of these services. BancPlus also receives ATM transaction fees from transactions performed by its customers participating in a shared network of automated teller machines and a debit card system that its customers can use throughout the United States as well as in other countries. Further, BancPlus offers ITMs, which is discussed in “Information Technology Systems” below in this section.

Enterprise Risk Management

BancPlus’ operating model demands a strong risk culture built to address multiple areas of risk, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk. BancPlus’ risk culture is supported by significant investments in the right people and technologies to protect its business. The BancPlus board of directors is ultimately responsible for overseeing risk management at both the holding company and BankPlus level. BancPlus seeks to prudently identify and manage its risks through a disciplined, enterprise-wide approach to risk management, particularly credit, compliance and interest rate risk. BancPlus’ risk management framework is overseen by the Chief Risk Officer who has more than 30 years of banking experience. BancPlus also maintain risk management committees at BankPlus and holding company levels. BancPlus’ comprehensive risk management framework is designed to complement its core strategy of empowering its experienced, local bankers with local-decision making to better serve its clients.

BancPlus endeavors to maintain asset quality through an emphasis on local market knowledge, long-term client relationships, and a conservative credit culture. BancPlus’ credit policies support its goal of maintaining sound credit quality standards while achieving balance sheet growth, earnings growth, appropriate liquidity and other key objectives. Since lending represents credit risk exposure, the BancPlus board of directors and its duly appointed committees seek to ensure that BankPlus maintains appropriate credit quality standards. BancPlus has established asset oversight committees to administer the loan portfolio. These committees include the Executive Loan Committee, which meets regularly to review the lending activities of BankPlus.

Credit Risks. The principal economic risks associated with each category of the loans that BancPlus makes are the creditworthiness of the borrower and the ability of the borrower to repay the loan. General economic conditions affect borrower creditworthiness. General factors affecting a commercial borrower’s ability to repay include interest rates, inflation and the demand for the commercial borrower’s products and services, as well as other factors affecting a borrower’s customers, suppliers and employees. Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower’s management. Consumer loan repayments depend upon the borrower’s financial stability and are more likely than commercial loans to be adversely affected by divorce, job loss, illness and other personal hardships.

Information Technology Systems

BancPlus has recently made and continues to make significant investments in its information technology systems for its banking operations and related services. BancPlus believes that these investments are essential to enhance its capabilities to offer new products and overall customer experience, to provide scale for future growth and acquisitions, and to increase controls and efficiencies in its back-office operations. BancPlus’ technology investments include investment in the foundational layer of its infrastructure (including security, data and voice network, storage and disaster recovery) with the intent of establishing a technology platform that will allow it to grow with incremental expenditures. BancPlus has obtained its core data processing platform from a nationally recognized bank processing vendor, providing it with capabilities to support the continued growth of BankPlus. BancPlus leverages the capabilities of a third-party service provider to provide the technical expertise around network design and architecture that is required for BancPlus to operate as an effective and efficient organization. BancPlus actively manages its business continuity plan. BancPlus strives to follow all recommendations outlined by the Federal Financial Institutions Examination Council in an effort to determine that BancPlus has effectively identified its risks and documented contingency plans for key functions and systems including providing for back-up sites for all critical applications. BancPlus performs tests of the adequacy of these contingency plans on at least an annual basis.

BancPlus has invested in ITMs that enable its customers to interact with tellers outside of regular banking hours. The ITMs support cash withdrawals, cash and check deposits, check cashing, loan payments and account transfers. BancPlus believes that expansion of its ITM network may increase the productivity of its branch staff, the consistency of the customer experience and the optimization of its branch network.

Competition

The financial services business is highly competitive, and BancPlus’ profitability will depend upon its ability to compete with other banks and non-bank financial service companies located in its markets for lending opportunities, deposit funds, financial products, bankers and acquisition targets.

BancPlus is subject to vigorous competition in all aspects of its business from banks, savings banks, savings and loan associations, finance companies, credit unions and other financial service providers such as money market funds, brokerage firms, consumer finance companies, asset-based non-bank lenders, insurance companies and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than BancPlus can.
BancPlus conducts business through 79 branches across Mississippi, Louisiana, and Alabama. Many other commercial banks, savings institutions and credit unions have offices in its primary market areas. These institutions include many of the largest banks operating in Mississippi, some of which are also among the largest banks in the country. Many of BancPlus’ competitors serve the same counties it does. BancPlus’ competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that BancPlus may not currently offer, and may better afford and make broader use of media advertising, support services and electronic technology than BancPlus does. To offset these competitive disadvantages, BancPlus depends on its reputation as having greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.

Human Capital Resources

As of December 31, 2020, BancPlus had 975 full-time equivalent employees. As of that date the average tenure for all of our full-time employees was over 12 years while the average tenure of our executive officers was over 17 years. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good. We care deeply what kind of environment we foster for our employees, so we continuously improve programs, empowerment, satisfaction and benefits. Our employees are part of a challenging and rewarding work environment, with high-performance and excellence integrated into all that we do.

Our culture of empowerment is designed to promote commitment to improve the lives of those around us. This commitment is evidenced by our core purpose that we enrich lives and build stronger communities. That commitment has been a central pillar in our approach to our employees and the communities we have served for over 110 years. Our culture is designed to adhere to the timeless values of integrity, trust, respect, passion, service, accountability, teamwork and innovation. In keeping with that culture, we expect our people to treat each other and our customers with the highest level of honesty and respect. We empower our employees to go out of their way to do the right thing. Our culture stems in part from our employees owning approximately 15% of our common stock as of December 31, 2020.

We dedicate resources to promote a safe and inclusive workplace and to attract, develop and retain talented, diverse employees. We also dedicate resources to fostering professional and personal growth with continued education. This commitment to our employees has earned us recognition by American Banker as one of the “Best Banks to Work For” every year since the ranking’s inception in 2013.

We believe employing a diverse workforce enhances our ability to serve our customers and communities. Our commitment to diversity values individual differences. Respecting differences among all people is critical to delivering high-performance products and services to our customers and the communities we serve. We are committed to creating an environment where our employees and customers are treated fairly and where everyone has the opportunity to succeed. We are committed to an inclusive work environment, free of discrimination or harassment, and we will continue to promote and support diversity.

SUPERVISION AND REGULATION

General

BankPlus is extensively regulated, supervised, and examined under federal and state law. Generally, these laws and regulations are intended to protect BankPlus’s depositors, the FDIC’s Deposit Insurance Fund (the “DIF”), and the broader banking system, and not BancPlus’ shareholders. These laws and regulations cover all aspects of BancPlus’ business, including lending and collection practices, treatment of its customers, safeguarding deposits, customer privacy and information security, capital structure, liquidity, dividends and other capital distributions, and transactions with affiliates. Such laws and regulations directly and indirectly affect key drivers of BancPlus’ profitability, including, for example, capital and liquidity, product offerings, risk management, and costs of compliance. In addition, changes to these laws and regulations, including as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and regulations promulgated thereunder, have had, and may continue to have, a significant impact on BancPlus’ business, results of operations, and financial condition. As a result, the extensive laws and regulations to which BancPlus is subject and with which BancPlus must comply significantly impact its earnings, results of operations, financial condition, and competitive position.

Set forth below is a summary of certain provisions of key federal and state laws that affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on our business and prospects.

Supervision and Examination Authorities

As a bank holding company, BancPlus is subject to regulation, supervision, and enforcement by the Board of Governors of the Federal Reserve System (“Federal Reserve”). BankPlus has a Mississippi state charter and is subject to regulation, supervision, and enforcement by the Mississippi Department of Banking and Consumer Finance (the “MDBCF”). In addition, as a state non-member bank, BankPlus is subject to regulation, supervision, and enforcement by the FDIC as BankPlus’ primary federal regulator. The Federal Reserve, FDIC, and MDBCF regularly examine the operations of BancPlus and BankPlus and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. These agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Federal Law Restrictions on the Company’s Activities and Investments

As a registered bank holding company, BancPlus is subject to regulation under the Bank Holding Company Act (the “BHCA”) and to the supervision, examination, and reporting requirements of the Federal Reserve.

The BHCA and its implementing regulations prohibit bank holding companies from engaging in certain transactions without the prior approval of the Federal Reserve, including (i) acquiring direct or indirect control of more than 5% of the voting shares of any bank or bank holding company, (ii) acquiring all or substantially all of the assets of any bank, and (iii) merging or consolidated with any other bank holding company. In determining whether to approve such a transaction, the Federal Reserve is required to consider a variety of factors, including the competitive impact of the transaction; the financial condition, managerial resources and future prospects of the bank holding companies and banks involved; the convenience and needs of the communities to be served, including the applicant’s record of performance under the Community Reinvestment Act; and the effectiveness of the parties in combatting money laundering activities. The Bank Merger Act imposes similar review and approval requirements in connection with acquisitions and mergers involving banks. Additionally, under the Change in Bank Control Act and BHCA, a person or company that acquires control of a bank holding company or bank must obtain the non-objection or approval of the Federal Reserve in advance of the acquisition. For a bank holding company that has a class of securities registered under the Securities Exchange Act, such as BancPlus, control for purposes of the Change in Bank Control Act is presumed to exist if the acquirer will have 10% or more of any class of the company’s voting securities.

The BHCA generally prohibits a bank holding company and its subsidiaries from engaging in, or acquiring control of a company engaged in, activities other than managing or controlling banks, activities that the Federal Reserve has determined to be closely related to banking, and certain other permissible nonbanking activities. However, a bank holding company that is qualified and has elected to be a financial holding company may engage in or acquire control of a company engaged in an expanded set of financial activities. BancPlus has not elected to be a financial holding company.

A provision of the BHCA known as the Volcker Rule generally prohibits a “banking entity” (which includes any insured depository institution and its affiliates and subsidiaries) from (i) engaging in proprietary trading and (ii) acquiring or retaining any ownership interest in, sponsoring, or engaging in certain transactions with, a “covered fund,” including private equity and hedge funds. Under the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) and implementing regulations of the federal financial agencies, insured depository institutions and their affiliates with no more than $10 billion in total consolidated assets and that have total trading assets and trading liabilities totaling no more than 5% of total consolidated assets, including BancPlus and BankPlus, are exempt from the Volcker Rule.

Source of Strength

As a bank holding company, BancPlus is expected to act as a source of financial strength for BankPlus and to commit resources to support BankPlus. This support may be required at times when we might not be inclined to provide it. In addition, in the event of BankPlus’ insolvency, any capital loans made by BancPlus to BankPlus will be repaid only after BankPlus’ deposits and various other obligations are repaid in full.

Payment of Dividends and Other Restrictions

BankPlus is subject to certain restrictions on dividends under federal and state laws, regulations and policies. BancPlus is a legal entity separate and distinct from BankPlus and its subsidiaries. The principal source of funds for dividends paid to BancPlus shareholders has been dividends paid to BancPlus by BankPlus. Federal and state law limit BankPlus’s ability to pay dividends to BancPlus.

Under Mississippi law, BankPlus must obtain the non-objection of the MDBCF prior to paying any dividend on common stock of BankPlus.

Further, under federal law, the ability of an insured depository institution such as BankPlus to pay dividends or other distributions is restricted or prohibited if (i) the institution would fail to satisfy the regulatory capital conservation buffer requirement following the distribution, (ii) the distribution would cause the institution to become undercapitalized, or (iii) the institution is in default of its payment of deposit insurance assessments to the FDIC. In addition, the FDIC has the authority to prohibit BankPlus from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending upon the financial condition of BankPlus, be deemed to constitute an unsafe or unsound practice in conducting its business.

As a bank holding company, BancPlus’ payments of dividends to its shareholders are subject to federal law limitations. The Federal Reserve has adopted the policy that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover the cash dividends, and that the company’s rate of earning retention is consistent with the company’s capital needs, asset quality, and overall financial condition. In addition, a bank holding company is required to consult with or notify the Federal Reserve prior to purchasing or redeeming its outstanding equity securities in certain circumstances, including if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. A bank holding company that is well-capitalized, well-managed, and not the subject of any unresolved supervisory issues is exempt from this notice requirement.

Capital Adequacy

Bank holding companies and banks are required to maintain minimum regulatory capital ratios imposed under federal capital adequacy regulations. The Federal Reserve and the FDIC, the primary federal regulators of BancPlus and BankPlus, respectively, have adopted substantially similar regulatory capital frameworks, which use both risk-based and leverage-based measures of capital adequacy. Under these frameworks, BancPlus and BankPlus must each maintain a common equity Tier 1 capital to total risk-weighted assets ratio of at least 4.5%, a Tier 1 capital to total risk-weighted assets ratio of at least 6%, a total capital to total risk-weighted assets ratio of at least 8%, and leverage ratio of Tier 1 capital to average total consolidated assets of at least 4%. BancPlus and BankPlus are also required to maintain a capital conservation buffer of common equity Tier 1 capital of at least 2.5% of risk-weighted assets in addition to the minimum risk-based capital ratios in order to avoid certain restrictions on capital distributions and discretionary bonus payments.

Under the capital rules, common equity Tier 1 capital generally includes certain common stock instruments (plus any related surplus), retained earnings, and certain minority interests in consolidated subsidiaries (subject to certain limitations). Additional Tier 1 capital generally includes noncumulative perpetual preferred stock (plus any related surplus) and certain minority interests in consolidated subsidiaries (subject to certain limitations). Tier 2 capital generally includes certain subordinated debt (plus related surplus), certain minority interests in consolidated subsidiaries (subject to certain limitations), and a portion of the allowance for loan and lease losses (“ALLL”). Common equity tier 1 capital, additional Tier 1 capital, and Tier 2 capital are each subject to various regulatory deductions and adjustments. In general, the risk-based capital standards are designed to make regulatory capital requirements sensitive to differences in risk profile by risk weighting assets and off-balance-sheet exposures based on risk categories.

Failure to meet these capital requirements could subject BancPlus and BankPlus to a variety of enforcement actions, including issuance of a capital directive, the termination of deposit insurance by the FDIC, and certain other restrictions on its business.

In addition, under the FDIC’s “prompt corrective action” framework, the FDIC may impose various restrictions, including limitations on growth and the payment of dividends, if BankPlus becomes undercapitalized. Under this framework, BankPlus is considered to be “well capitalized” if it has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a total risk-based capital ratio of 10% or greater, and a leverage ratio of 5% or greater, and is not subject to any order or written directive by the FDIC to meet and maintain a specific capital level for any capital measure.

The Federal Deposit Insurance Act prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or is “adequately capitalized” and has received a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is “well-capitalized.”

At December 31, 2020, BancPlus exceeded its minimum capital requirements, inclusive of the capital conservation buffer, on a consolidated basis with common equity Tier 1 capital, Tier 1 capital and total capital equal to 9.9%, 11.4% and 14.2% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 8.6%. At December 31, 2020, BankPlus exceeded its minimum capital requirements, inclusive of the capital conservation buffer, with common equity Tier 1 capital, Tier 1 capital and total capital equal to 11.4%, 11.4% and 12.4% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 8.5%, and was “well-capitalized” for prompt corrective action purposes based on the ratios and guidelines described above.

EGRRCPA permits most banking organizations with less than $10 billion in total consolidated assets to elect to be exempt from the risk-based and leverage capital rules and the capital conservation buffer described above if they satisfy a “community bank leverage ratio” (“CBLR”) requirement. In order to qualify for the CBLR exemption, a banking organization may not have off-balance sheet exposures totaling more than 25% of its assets or trading assets and liabilities totaling more than 5% of its assets. The federal agencies initially set the CBLR at 9%. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act temporarily reduced the CBLR to 8% until the earlier of December 31, 2020 or the expiration of the COVID-19-related national emergency declaration, and rules issued by the federal banking agencies provide a graduated transition back to the 9% threshold by January 1, 2022. BancPlus and BankPlus have not elected to use the CBLR framework.

Under a December 2018 final rule, banking organizations may elect to phase in the regulatory capital effects of the current expected credit losses (“CECL”) model, the new accounting standard for credit losses, over three years. On March 27, 2020, the CARES Act was signed into law, and includes a provision that permits financial institutions to defer temporarily the use of CECL. In a related action, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020, that allows banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available in December 2018. BancPlus and BankPlus have elected to defer the regulatory capital effects of CECL in accordance with the interim final rule, and not to apply the deferral of CECL available under the CARES Act. Under the regulations, BancPlus would be required to begin the three-year transition in the first fiscal year it has adopted CECL, which for BancPlus will be 2023. As a result, if BancPlus elects to take advantage of the transition, the regulatory impact of BancPlus’s adoption of CECL will be phased in from January 1, 2023 through December 31, 2025.

Transactions with Affiliates and Insiders, Tying Arrangements, and Lending Limits

BankPlus is subject to certain restrictions in its dealings with BancPlus and its affiliates. Transactions between banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank typically is any company or entity that controls or is under common control with the bank, including the bank’s parent holding company and non-bank subsidiaries of that holding company. Some but not all subsidiaries of a bank may be exempt from the definition of an affiliate. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of a loan to an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate, and several other types of transactions. Extensions of credit to an affiliate usually must be over-collateralized.

Under section 22 of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation O, restrictions also apply to extensions of credit by a bank to its executive officers, directors, principal shareholders, and their related interests, and to similar individuals at the holding company or affiliates. In general, such extensions of credit (i) may not exceed certain dollar limitations, (ii) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (iii) must not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit to these insiders also require the approval of the bank’s board of directors. Additionally, the Federal Deposit Insurance Act limits asset sales and purchases between a bank and its insiders.

Under anti-tying rules of federal law, a bank may not extend credit, lease, sell property, or furnish any service or fix or vary the consideration for them on the condition that (i) the customer obtain or provide some additional credit, property, or service from or to the bank or its holding company or their subsidiaries (other than those related to and usually provided in connection with a loan, discount, deposit, or trust service) or (ii) the customer not obtain some other credit, property, or service from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. The federal banking agencies have, however, allowed banks to offer combined-balance products, and otherwise to offer more favorable terms if a customer obtains two or more traditional bank products. The law authorizes the Federal Reserve to grant additional exceptions by regulation or order.

Under Mississippi law, a state bank is generally prohibited from making loans or other extensions of credit to any one borrower in an amount exceeding 20% of the aggregate unimpaired capital and unimpaired surplus of the bank. The limit on loans and extensions of credit applicable to any one counterparty must take into consideration credit exposure arising from derivative transactions between the bank and the counterparty.

Reserves

Pursuant to regulations of the Federal Reserve, an insured depository institution must maintain reserves against its transaction accounts. Because required reserves generally must be maintained in the form of vault cash, with a pass-through correspondent bank, or in the institution’s account at a Federal Reserve Bank, the effect of the reserve requirement may be to reduce the amount of an institution’s assets available for lending or investment. During 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced all reserve requirement ratios to zero. The Federal Reserve indicated that it may adjust reserve requirement ratios in the future if conditions warrant.

FDIC Insurance Assessments

BankPlus’ deposits are insured to the maximum extent permitted by the DIF. BankPlus is required to pay quarterly premiums, known as assessments, for this deposit insurance coverage. The FDIC uses a risk-based assessment system that imposes insurance premiums as determined by multiplying an insured bank’s assessment base by its assessment rate. A bank’s deposit insurance assessment base is generally equal to its total assets minus its average tangible equity during the assessment period. A bank’s regular assessments are determined within a range of base assessment rates based in part on its CAMELS composite rating, taking into account other factors and adjustments. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity, and sensitivity to market and interest rate risk. The methodology that the FDIC uses to calculate assessment amounts is also based on the FDIC’s designated reserve ratio, which is currently 2%. Under the current methodology, a bank’s assessment rates are based on an initial base assessment rate of 3 to 30 cents per $100 of insured deposits, subject to certain adjustments, and may range from 1.5 to 30 cents after applying adjustments.

The FDIC may terminate the deposit insurance of any insured depository institution, including BankPlus, if the FDIC determines after a hearing that the institution has engaged or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed by an agreement with the FDIC. The FDIC also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. Management is not aware of any existing circumstances that would result in termination of BankPlus’ deposit insurance.

Branching

BankPlus has branch offices in Mississippi, Louisiana, and Alabama. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation, so long as the acquirer satisfies certain conditions, including that it is “well capitalized” and “well managed.” Furthermore, a “well capitalized” and “well managed” bank with its main office in one state is generally authorized to merge with a bank with its main office in another state, subject to certain deposit-percentage limitations, aging requirements, and other restrictions. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. In addition, after the Dodd-Frank Act, banks may establish de novo branches across state lines.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. The agencies periodically examine the CRA performance of each of the institutions for which they are the primary federal regulator, and assign one of four ratings: Outstanding, Satisfactory, Needs to Improve, or Substantial Noncompliance. In order for an insured depository institution and its parent holding company to take advantage of certain regulatory benefits, such as expedited processing of applications and the ability of the holding company to engage in new financial activities, the insured depository institution must maintain a rating of Outstanding or Satisfactory. An institution’s size and business strategy determines the type of examination that it will receive. The FDIC evaluates BankPlus as a large, retail-oriented institution and applies performance-based lending, investment, and service tests. In its most recent CRA evaluation, as of January 8, 2018, BankPlus was rated Outstanding.

Consumer Protection Laws

BankPlus is subject to a number of federal and state laws designed to protect customers and promote lending to various sectors of the economy and population. These consumer protection laws apply to a broad range of our activities and to various aspects of our business, and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale, or provision of consumer financial products and services. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, and their state law counterparts.

Because BankPlus has assets of not more than $10 billion, its primary federal regulator, the FDIC, examines and enforces BankPlus’ compliance with consumer financial protection laws. However, the Consumer Financial Protection Bureau (“CFPB”) has rulemaking authority, including with respect to prohibiting unfair, deceptive or abusive acts or practices, that affects banks of any size. Additionally, the CFPB may participate in examinations of banks with not more than $10 billion in assets on a “sampling basis” and may refer potential enforcement actions against such banks to their primary federal regulators.

Violations of applicable consumer protection laws can result in significant potential liability, including actual damages, restitution, and injunctive relief, from litigation brought by customers, state attorneys general, and other plaintiffs, as well as enforcement actions by banking regulators and reputational harm.

Financial Privacy and Cybersecurity

Under the Gramm-Leach-Bliley Act, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The Act also provides that, with certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided, and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

The federal banking agencies pay close attention to the cybersecurity practices of banks, and the agencies include review of an institution’s information technology and its ability to thwart cyberattacks in their examinations. An institution’s failure to have adequate cybersecurity safeguards in place can result in supervisory criticism, monetary penalties, and/or reputational harm.

Anti-Money Laundering and Sanctions Compliance

The Bank Secrecy Act, the USA PATRIOT Act of 2001 and other federal laws and regulations require financial institutions, among other things, to institute and maintain an effective anti-money laundering (“AML”) program. Under these laws and regulations, BankPlus is required to take steps to prevent the use of the Bank to facilitate the flow of illegal or illicit money, to report large currency transactions, and to file suspicious activity reports. In addition, BankPlus is required to develop and implement a comprehensive AML compliance program, as well as have in place appropriate “know your customer” policies and procedures.

The federal Financial Crimes Enforcement Network of the U.S. Department of the Treasury, in addition to other bank regulatory agencies, is authorized to impose significant civil money penalties for violations of these requirements, and has recently engaged in coordinated enforcement efforts with state and federal banking regulators, in addition to the U.S. Department of Justice, the CFPB, the Drug Enforcement Administration and the Internal Revenue Service. Violations of AML requirements can also lead to criminal penalties. In addition, the federal banking agencies are required to consider the effectiveness of a financial institution’s AML activities when reviewing proposed bank mergers and bank holding company acquisitions.

The Office of Foreign Assets Control, (“OFAC”) is responsible for administering economic sanctions that affect transactions with designated foreign countries, foreign nationals, and others, as defined by various Executive Orders and in various pieces of legislation. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring, or engaging in terrorist acts. If BancPlus or BankPlus find a name on any transaction, account, or wire transfer that is on an OFAC list, BancPlus or BankPlus must freeze or block such account or transaction, file a suspicious activity report, and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal and reputational consequences.

BancPlus and BankPlus maintain policies, procedures, and other internal controls designed to comply with these AML requirements and sanctions programs.

Federal Home Loan Bank System

BancPlus is a member of the Federal Home Loan Bank (“FHLB”) of Dallas, which is one of 11 regional FHLBs that administer the home financing credit function of banking institutions. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system, and makes advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB and subject to the oversight of the Federal Housing Finance Agency. All advances from an FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

Real Estate Lending Evaluations

The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices, and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan-to-value ratio limitations on real estate loans. BancPlus’ loan policies establish limits on loan-to-value ratios that are equal to or less than those established in such regulations.

Commercial Real Estate Concentrations

Under guidance issued by the federal banking regulators, a financial institution will be considered to have a significant commercial real estate (“CRE”) concentration risk, and will be subject to enhanced supervisory expectations to manage that risk, if (i) total reported loans for construction, land development, and other land (“C&D”) represent 100% or more of the institution’s total capital, or (ii) total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months. Based on BancPlus’ commercial real estate concentration as of December 31, 2020, it does not have concentration levels that warrant additional scrutiny under the guidance.

As of December 31, 2020, BancPlus's total C&D loans (as defined in the guidance) as a percentage of capital totaled 95.0% and its total CRE loans (as defined in the guidance) as a percentage of capital totaled 253.2%

Relief Measures Under the CARES Act

Congress, various federal agencies, and state governments have taken measures to address the economic and social consequences of the pandemic, including the enactment on March 27, 2020 of the CARES Act, which, among other things, established various initiatives to protect individuals, businesses and local economies in an effort to lessen the impact of the COVID-19 pandemic on consumers and businesses. These initiatives included the PPP, relief with respect to TDRs, mortgage forbearance, and extended unemployment benefits. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, extended some of these relief provisions in certain respects.

The PPP permitted small businesses, sole proprietorships, independent contractors, and self-employed individuals to apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The CARES Act appropriated $349 billion to fund the PPP, and Congress appropriated an additional $320 billion to the PPP on April 24, 2020, and amended the PPP on June 5, 2020 to make the terms of the PPP loans and loan forgiveness more flexible. Additionally, the Consolidated Appropriations Act, 2021 appropriated a further $284 billion to the PPP, and permitted certain PPP borrowers to make “second draw” loans. In January 2021 we began processing applications under this latest round of the PPP.

From April to August 2020, we accepted PPP applications and originated loans to qualified small businesses under the program. Consistent with the terms of the PPP, these loans carry an interest rate of 1% and are 100% guaranteed by the SBA. The substantial majority of BancPlus’ PPP loans have a term of two years. BancPlus’ participation in this program could subject it to increased governmental and regulatory scrutiny, negative publicity, or increased exposure to litigation, which could increase its operational, legal, and compliance costs and damage our reputation.

The CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs, to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Throughout 2020, BancPlus has granted a high level of temporary loan modifications to its customers in the form of maturity extensions, payment deferrals, and forbearance.

The CARES Act also includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers. For example, provisions of the CARES Act require mortgage servicers to grant, on a borrower’s request, forbearance for up to 180 days (which can be extended for an additional 180 days) on a federally-backed single-family mortgage loan, or forbearance up to 30 days (which can be extended for two additional 30-day periods) on a federally-backed multifamily mortgage loan when the borrower experiences financial hardship due to the COVID-19 pandemic.

Further, in response to the COVID-19 pandemic, the Federal Reserve has established a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets. Many of these facilities expired on December 31, 2020 or were extended for brief periods into 2021. The expiration of these facilities could have adverse effect on the U.S. economy and ultimately on our business.

ITEM 1A. RISK FACTORS

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risk Factor Summary

The most significant risks that may have an adverse effect on our business, financial condition, operating results or prospects are summarized below.

•Our business and operations are concentrated in the Mississippi, Alabama and Louisiana markets, and we are sensitive to adverse changes in the local economy and lower growth rates in that region.
•The concentration of small to medium-sized businesses to which we lend may be more vulnerable to adverse business developments, which may impair our borrowers’ ability to repay loans.
•Our loan portfolio contains a number of large loans to certain borrowers, and a deterioration in the financial condition of these borrowers could have a significant adverse impact on our asset quality.
•Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
•A portion of BancPlus’ loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose it to loan losses.
•We are subject to the various risks associated with our banking business and operations, including, among others, credit, market, liquidity, interest rate and compliance risks, which may have an adverse effect on our business, financial condition and results of operations if we are unable to manage such risks.
•We may not be able to realize the anticipated benefits of our merger with SCC on a timely basis or at all, and doing so may be more difficult or costly than expected.
•We face significant competition to attract and retain customers, which could impair our growth, decrease our profitability or result in loss of market share.
•New activities and expansion require regulatory approvals, and failure to obtain them may restrict BancPlus’ growth.
•We operate in a highly regulated industry, and the current regulatory framework and any future legislative and regulatory changes may have an adverse effect on our business, financial condition and results of operations.
•We are subject to regulatory requirements, including stringent capital requirements, consumer protection laws, and anti-money laundering laws, and failure to comply with these requirements could have an adverse effect on our business, financial condition and results of operations.
•We are subject to risks associated with the COVID-19 pandemic, which could have an adverse effect on our business, financial condition and results of operations.

1. Market Risks

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

Unlike larger financial institutions that are more geographically diverse, BancPlus is primarily a Mississippi banking franchise with locations in Alabama and Louisiana. As of December 31, 2020, most of BancPlus’ total loans (by dollar amount) were made to borrowers who reside or conduct business in the Mississippi, Alabama and Louisiana markets, and substantially all of BancPlus’ real estate loans, including those acquired in the recent merger with SCC, are secured by properties located in these markets. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of BancPlus’ portfolio, the demand for its products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. If the population, employment or income growth in any of BancPlus’ markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of BancPlus’ larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets. For these reasons, any regional or local economic downturn could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

In addition, the Mississippi, Alabama and Louisiana economies have lately grown at overall rates that are lower than the United States economy as a whole. For its market share to increase substantially, BancPlus must attract customers from its competitors. If BancPlus is unable to do so, it may be unable to execute its business strategy, which could have an adverse effect on its business, financial condition or results of operations.

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

BancPlus’ growth over the past several years has been partially attributable to its ability to originate and retain relatively large loans given its asset size. As of December 31, 2020, BancPlus’ 20 largest borrowing relationships represented 6.54% of its total outstanding loan portfolio, including mortgage loans held for sale, and 14.36% of its total commitments to extend credit. Along with other risks inherent in BancPlus’ loans, such as the deterioration of the underlying businesses or property securing these loans, the larger size of these loans presents a risk to its lending operations. If any of its largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, or are otherwise granted forgiveness or automatic forbearance under the CARES Act or other temporary modifications as a result of the COVID-19 pandemic, BancPlus’ nonperforming loans and its provision for loan losses could increase significantly, which could have a material adverse effect on its business, financial condition or results of operations.

The borrowing needs of BancPlus’ customers may increase, especially during a challenging economic environment, which could result in increased borrowing against BancPlus’ contractual obligations to extend credit.

The actual borrowing needs of BancPlus’ customers under these credit commitments have historically been lower than the contractual amount of the commitments. Because of the credit profile of its customers, BancPlus typically has a substantial amount of total unfunded credit commitments, which is not reflected on its balance sheet. As of December 31, 2020, BancPlus had $981.2 million in unfunded credit commitments to its customers. Actual borrowing needs of BancPlus’ customers may exceed BancPlus’ expectations, especially during a challenging economic environment when customers’ companies may be more dependent on BancPlus’ credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financing from other sources. The COVID-19 pandemic and the resulting stresses on the economy have substantially increased, and continue to increase, the borrowing needs of customers. This could adversely affect BancPlus’ liquidity, which could impair its ability to fund operations and meet obligations as they become due. Any failure to meet BancPlus’ unfunded credit commitments in accordance with the actual borrowing needs of its clients could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

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

Additionally, as a result of the Merger, BancPlus has expanded its operations to include four additional branches in Alabama and 10 branches in Louisiana. While BancPlus has had some experience with banking transactions in the past in these states, it is developing additional plans to maintain and grow its business in these states. BancPlus is less familiar with the economies and business environment and opportunities in these states and will be required to devote additional time to operations there.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities. BancPlus has the ability to borrow from the FHLB and the Federal Reserve Bank of St. Louis, which provides it access to a secondary source of funds. BancPlus may also borrow funds from third-party lenders, such as other financial institutions, and has access to other funding avenues, including the PPP Liquidity Facility which BancPlus has not utilized to date. An additional source of funds is the proceeds from the issuance and sale of BancPlus’ equity and debt securities to investors. BancPlus’ access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable to it, could be impaired by factors that affect BancPlus directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, including negative impacts on the economy and markets caused by the COVID-19 pandemic. BancPlus’ access to funding sources could also be affected by a decrease in the level of its business activity as a result of a downturn in its primary market area or by one or more adverse regulatory actions against it.

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

Like most financial institutions, BancPlus’ earnings depend to a great extent upon the level of its net interest income, or the difference between the interest income it earns on loans, investments and other interest earning assets, and the interest it pays on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease BancPlus’ net interest income depending on the make-up of its assets and liabilities. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2020, 33.70% of BancPlus’ interest earning assets and 11.60% of its interest-bearing liabilities were variable rate. These percentages of variable rate balances, as well as the terms of BancPlus’ fixed rate interest-bearing balances, resulted in a slightly asset sensitive balance sheet as December 31, 2020. Assuming a stable product mix, no change in customer behavior, no change in yield curve and stability of related items, BancPlus’ net interest income would increase with rising interest rates and decrease with falling interest rates.

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

Real estate values in BancPlus’ markets have experienced periods of fluctuation over the last several years, and recovery from declines in value has been slow and uneven and illiquidity of real estate holdings has increased. The market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2020, $2.6 billion, or 76.5%, of BancPlus’ total loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of BancPlus’ markets could increase the credit risk associated with its loan portfolio, and could result in losses that adversely affect its business, financial condition or results of operations. Negative changes in the economy affecting real estate values and liquidity in BancPlus’ market areas, including as a result of the

COVID-19 pandemic, could significantly impair the value of property pledged as collateral on loans and affect its ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Further, if real estate values decline, it is also more likely that BancPlus would be required to increase its allowance for loan losses. Such events could have an adverse effect on BancPlus’ business, financial condition or results of operations.

In particular, as of December 31, 2020, BankPlus and BancPlus’ wholly owned subsidiary, Oakhurst Development, Inc. (“Oakhurst”), carry an aggregate of $6.8 million in other real estate owned (“OREO”) acquired by foreclosure or otherwise in satisfaction of debts previously contracted. Although foreclosures and acquisitions of OREO are expected, negative changes in the economy affecting real estate values and the liquidity of real estate in BancPlus’ market areas could force BancPlus to foreclose upon collateral, which could significantly impair the value of property carried in its OREO accounts, increase the loss associated with OREO and affect BancPlus’ ability to sell such real estate without additional loss. Further, as of December 31, 2020, BancPlus’ commercial real estate loans totaled $1.6 billion, or 48.2%, of its total loan portfolio. These loans expose BancPlus to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with BancPlus’ residential or consumer loan portfolios. Unexpected deterioration in the credit quality of BancPlus’ commercial real estate loan portfolio would require it to increase its provision for loan losses, which would reduce its profitability and could materially and adversely affect its business, financial condition or results of operations.

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

As of December 31, 2020, approximately $635.7 million, or 18.8%, of BancPlus’ total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than BancPlus anticipates, exposing it to increased credit risk. In addition, a portion of BancPlus’ customer base, including customers in the real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which BancPlus’ commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose it to loan losses and could materially and adversely affect its business, financial condition or results of operations.

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

BancPlus’ experience in the banking industry indicates that some portion of its loans will not be fully repaid in a timely manner or at all. Accordingly, BancPlus maintains an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in its loan portfolio. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires BancPlus to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. As of December 31, 2020, BancPlus’ allowance for loan losses was $36.0 million. Inaccurate management assumptions, continued deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, temporary modifications, loan forgiveness, automatic forbearance and other factors, both within and outside of BancPlus’ control, may require it to increase its allowance for loan losses. In addition, federal and state banking regulators, as an integral part of their periodic examination, review the adequacy of BancPlus’ allowance for loan losses and may direct it to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, BancPlus may need additional provision for loan losses to restore the adequacy of its allowance for loan losses. If BancPlus is required to materially increase its level of allowance for loan losses for any reason, such increases could have an adverse effect on its business, financial condition or results of operations.

BancPlus is dependent upon significant noninterest income, including deposit fees, some of which are under continual review by federal regulators and Congress.

As of December 31, 2020, BancPlus’ noninterest income, including service charges on deposits, totaled $65.8 million and constituted 27.8% of total revenue. BancPlus’ transaction account deposit base generates a significant contribution to its fee income through service charges on deposit accounts, largely in the form of overdraft fees, non-sufficient fund fees, and other deposit related service charges. BankPlus offers a discretionary overdraft service and many of BancPlus’ deposit customers elect to use this service, which will generate overdraft fees when the service is accessed. Such programs are under continual scrutiny by the prudential bank regulators as well as consumer rights groups. While BancPlus continually adjusts to comply with industry best practices, federal bank regulators or Congress could impose additional restrictions on overdraft programs, which could reduce fees on the products offered. Because BancPlus derives a significant portion of its revenues from noninterest income, a reduction in such fees could have a material adverse impact on its business, financial condition or results of operations.

The amount of nonperforming and classified assets may increase significantly and may take significant time and resources to resolve, resulting in additional losses, costs and expenses.

At December 31, 2020, BancPlus had a total of approximately $22.8 million of nonperforming assets, or approximately 0.48% of total assets. In addition, total loans classified as “substandard,” “doubtful” or “loss” as of December 31, 2020 were approximately $63.8 million, or approximately 1.35% of total assets. Nonperforming assets adversely affect BancPlus’ net income in various ways. BancPlus generally does not record interest income on OREO or on nonperforming loans, thereby adversely affecting its income and increasing loan administration costs. Moreover, when BancPlus takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value less estimated selling costs of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases BancPlus’ risk profile and may also impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. While BancPlus seeks to reduce problem assets through loan workouts, restructurings, and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond its control, could have a material effect on its business, financial condition or results of operations. In addition, the resolution of nonperforming assets can require significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. BancPlus may not experience future increases in the value of nonperforming assets.

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

BancPlus faces significant capital and other regulatory requirements as a banking organization. BancPlus may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, which could include the possibility of financing acquisitions. In addition, BancPlus, on a consolidated basis, and BankPlus, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity in such amounts as bank regulators may require from time to time, as described in greater detail below in “5. Compliance and Regulatory Risks.” Importantly, regulatory capital requirements could increase from current levels, which could require BancPlus to raise additional capital or reduce its operations. Even if BancPlus satisfies all applicable regulatory capital minimums, its regulators could ask it, and in some cases, require it, to maintain capital levels which are significantly in excess of those minimums. BancPlus’ ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on its financial condition and performance. Accordingly, BancPlus cannot assure you that it will be able to raise additional capital if needed or on terms acceptable to it. If BancPlus fails to maintain capital to meet regulatory requirements, it could be subject to enforcement actions or other regulatory consequences, which could have a material adverse effect on its business, financial condition or results of operation.

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

As of December 31, 2020, the fair value of BancPlus’ portfolio of available for sale investment securities was approximately $311.4 million, which included a net unrealized gain of approximately $9.2 million. Factors beyond BancPlus’ control can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions, defaults by the issuer, changes in market interest rates and instability in the capital markets. Many factors could cause other-than-temporary impairments and realized or unrealized losses in future periods. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

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

BancPlus may choose to use interest rate swaps to help manage its interest rate risk from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes it to interest rate risk or risks inherent in customer related derivatives. BancPlus may choose to use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. BancPlus’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts principally related to its fixed rate loan assets. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, BancPlus would be exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what BancPlus expected when it entered into the derivative transaction. The existence of credit and market risk associated with BancPlus’ derivative instruments could adversely affect its net interest income and, therefore, could have a material adverse effect on its business, financial condition or results of operations. Additionally, interest rate swaps in the market have been linked to the London Inter-Bank Offered Rate (“LIBOR”) index, but are transitioning to an alternative index, which in many cases will be the Secured Overnight Financing Rate (“SOFR”)). The financial impact of the transition is uncertain, but it may create basis risk or valuation risk for market participants.

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

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision-making, and the employment of such analyses is becoming increasingly widespread in BancPlus’ operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which BancPlus is dependent on models and the data that underlie them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While BancPlus is not currently subject to annual stress testing under the Dodd-Frank Act or the Comprehensive Capital Analysis and Review submissions, it currently utilizes stress testing for internal capital, credit and liquidity purposes and anticipates that model-derived testing may become more extensively implemented by regulators in the future.

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

BancPlus relies on third parties to provide key components of its business infrastructure, and a failure of these parties to perform for any reason could disrupt its operations or create liability exposure.

Third parties provide key components of BancPlus’ business infrastructure such as data processing, internet connections, network access, core application processing, statement production and other services. BancPlus’ business depends on the successful and uninterrupted functioning of its information technology and telecommunications systems and third-party servicers, in particular due to the increase in remote work during the COVID-19 pandemic. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt BancPlus’ operations. Because its information technology and telecommunications systems interface with and depend on third-party systems, BancPlus could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with BancPlus’ third party service providers could entail significant delay and expense. Moreover, the laws and policies on third-party service providers that the federal banking agencies implement impose additional compliance burdens on BankPlus and potential liability exposure. If BancPlus is unable to efficiently replace ineffective service providers, or if it experiences a significant, sustained, or repeated system failure or service denial, it could compromise its ability to operate effectively, damage its reputation, result in a loss of customer business, and subject it to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on its business, financial condition or results of operations.

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

The preparation of BancPlus’ financial statements requires it to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies are inherently based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally estimated. These critical accounting policies include the allowance for loan losses, accounting for income taxes, the determination of fair value for financial instruments, the impairment of tax credit investments and accounting for stock-based compensation. This also includes estimates, judgments and assumptions for assessing the amortization/accretion of purchase accounting fair value differences and the impairment of long-lived assets, goodwill and other intangible assets in connection with the merger with SCC. In particular, Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” will be effective for BancPlus for annual and interim periods beginning on January 1, 2023 and will replace the incurred loss impairment methodology with the CECL methodology. The CECL methodology will require management consideration of a broader range of information to determine credit loss estimates and could result in a significant increase in the allowance for credit losses through the increased provision; result in negative adjustment to retained earnings and, correspondingly, BancPlus’ regulatory capital levels; and enhance volatility in loan loss provision and allowance levels from quarter to quarter and year to year. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if the relevant factual assumptions are accurate, BancPlus’ decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools used by management. Any such failures in BancPlus’ processes for producing accounting estimates and managing risks could have a material adverse effect on its business, financial condition or results of operations.

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

In particular, at this time, BancPlus does not know and cannot reasonably quantify the impact of the transition to CECL from the current incurred loss method, although the new standard is expected to generally result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. Regulations of the federal banking agencies provide an optional CECL transition provision that allows a banking organization that experiences a reduction in retained earnings as of its CECL adoption date to elect to phase in the regulatory capital impact of that reduction over a three-year period. Under the regulations, BancPlus would be required to begin the three-year transition in the first fiscal year it has adopted CECL, which for BancPlus will be 2023. As a result, if BancPlus elects to take advantage of the transition, the regulatory impact of BancPlus’s adoption of CECL will be phased in from January 1, 2023 through December 31, 2025.

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

BancPlus is subject to the reporting requirements of Section 15(d) of the Exchange Act and to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act requires, among other things, that BancPlus maintain effective disclosure controls and procedures and internal control over financial reporting. BancPlus expects that the requirements of the Exchange Act, the Sarbanes-Oxley Act and associated rules and regulations will continue to increase its legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on its personnel, systems and resources.

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

BancPlus and BankPlus are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of its operations. These laws and regulations are not intended to protect BancPlus’ shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF and the overall financial stability of the United States, and not shareholders or counterparties. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which BancPlus and BankPlus can engage, limit the dividends or distributions that BankPlus can pay to BancPlus, and that BancPlus can pay to its shareholders, and impose certain specific accounting requirements on BancPlus that may be more restrictive and may result in greater or earlier charges to earnings or reductions in BancPlus’ capital than GAAP would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. BancPlus’ failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject BancPlus to restrictions on its business activities, fines and other penalties, any of which could adversely affect its results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to BancPlus’ industry, could have a material adverse effect on its business, financial condition or results of operations.

BancPlus is subject to stringent capital requirements, which may result in lower returns on equity, require BancPlus to raise additional capital, limit growth opportunities or result in regulatory restrictions.

BancPlus and BankPlus are subject to stringent capital adequacy requirements of the federal banking agencies. These regulations limit how BancPlus and BankPlus use their capital, pay capital distributions and make discretionary bonus payments to executives and may make certain activities less profitable.

If BankPlus does not meet certain minimum capital requirements as described in Note 19 Regulatory Matters to our Consolidated Financial Statements, it will be subject to prompt corrective action by the FDIC. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. While BancPlus is not subject to formal capital planning requirements at its size, it has provided a capital plan to its regulators. Even if BancPlus satisfies the objectives of its capital plan and meets minimum capital requirements, it is possible that BancPlus’ regulators may ask it to raise additional capital.

BancPlus faces a risk of noncompliance and enforcement action with the Bank Secrecy Act, other anti-money laundering statutes and regulations and sanctions regulations.

The Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML program and file suspicious activity and currency transaction reports as appropriate. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, state agencies and law enforcement officials, the U.S. Department of Justice, Drug Enforcement Administration, OFAC, and Internal Revenue Service. BancPlus also must comply with OFAC rules regarding transactions with certain foreign persons. To comply with regulations, guidelines and examination procedures in these areas, BancPlus has dedicated significant resources to its AML program and OFAC compliance. If BancPlus’ policies, procedures and systems are deemed deficient, BancPlus could be subject to liability, including fines and regulatory actions, which may include restrictions on its ability to pay dividends and inability to obtain regulatory approvals to proceed with certain aspects of its business plan, including acquisitions and de novo branching. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for BancPlus.

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

In addition, financial institutions face scrutiny on actions and policies that are deemed to adversely impact consumers under the Dodd-Frank Act’s prohibition against unfair, deceptive or abusive acts and practices and Section 5 of the Federal Trade Commission Act’s prohibition against unfair or deceptive acts and practices. Bank regulators and the CFPB are responsible for enforcing these prohibitions against banking organizations. These prohibitions have been applied to prohibit perceived customer abuse in connection with a range of products, services, and practices, including account openings and fees charged where inadequate or no services are rendered for which charges were imposed, as well as other instances where consumers may have been misled through bank disclosures. In addition, the enforcement priorities of the agencies enforcing consumer protection laws have evolved over time and may continue to do so.

Federal and state banking agencies periodically conduct examinations of BancPlus’ business, including compliance with laws and regulations, and its failure to comply with any supervisory actions to which it is or becomes subject as a result of such examinations could result in regulatory action or penalties.

The Federal Reserve, the FDIC, and the MDBCF periodically conduct examinations of BancPlus’ business, including its compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that BancPlus’ financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of its operations had become unsatisfactory, or that BancPlus and/or BankPlus were in violation of any law or regulation, the agency may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in BancPlus’ capital, to restrict its growth, to assess civil monetary penalties against it or BankPlus or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors (among other conditions), to terminate BankPlus’ deposit insurance and place it into receivership or conservatorship. Any such regulatory action could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

New activities and expansion require regulatory approvals, and failure to obtain them may restrict BancPlus’ growth.

From time to time, BancPlus may complement and expand its business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, BancPlus must receive state and federal regulatory approval before it can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, BancPlus’ financial condition, its future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the parties’ record of compliance under the CRA, and the effectiveness of the parties in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to BancPlus, or at all. BancPlus may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to BancPlus or, if acceptable to BancPlus, may reduce the benefit of any acquisition.

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

The deposits of BankPlus are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. BankPlus’ regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels, other financial measurements and the level of supervisory concern that it poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized all of these powers during the financial crisis for the purpose of restoring the reserve ratios of the DIF. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce BancPlus’ profitability or limit its ability to pursue certain business opportunities, which could materially and adversely affect BancPlus’ business, financial condition or results of operations.

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

In addition, the Federal Reserve may require BancPlus to commit capital resources to support BankPlus. Under longstanding Federal Reserve policy, which was codified by the Dodd-Frank Act, BancPlus is expected to act as a source of financial and managerial strength to BankPlus and to commit resources to support BankPlus. Under this “source of strength” doctrine, the Federal Reserve may require BancPlus to make capital injections into BankPlus at times when BancPlus may not be inclined to do so, including when either BancPlus or BankPlus is experiencing financial distress, and may charge BancPlus with engaging in unsafe and unsound practices for failure to commit such resources.

BancPlus may be required to borrow the funds or to raise additional equity capital to make a capital injection to BankPlus. In the event of BancPlus’ bankruptcy, the bankruptcy trustee will assume any commitment by BancPlus to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of BancPlus’ general unsecured creditors, including the holders of any note obligations.

BancPlus is subject to commercial real estate lending guidance issued by the federal banking regulators that impacts BancPlus’ operations and capital requirements.

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions the commercial real estate loans of which exceed certain percentages of capital may have commercial real estate concentration risk and will be subject to further regulatory scrutiny with respect to their risk management practices for commercial real estate lending. Based on BancPlus’ commercial real estate concentration as of December 31, 2020, it does not have concentration levels that warrant additional scrutiny under the guidance. Increases in BancPlus’ commercial real estate lending, particularly as BancPlus expands into metropolitan markets and makes more of these loans, could subject BancPlus to additional supervisory analysis. BancPlus cannot guarantee that any risk management practices it implements will be effective to prevent losses relating to its commercial real estate portfolio. Management has implemented controls to monitor BancPlus’ commercial real estate lending concentrations, but BancPlus cannot predict the extent to which this guidance will impact its operations or capital requirements. In addition, BancPlus’s capital requirements could increase to the extent its commercial real estate loans are deemed to be “high volatility” commercial real estate exposures,” as defined in capital adequacy regulations.

Rulemaking changes implemented by the CFPB could result in higher regulatory and compliance costs that may adversely affect BancPlus’ business.

The Dodd-Frank Act established the CFPB, which has the authority to implement, examine and enforce compliance with federal consumer financial protection laws that apply to banking institutions and certain other companies. Because BankPlus has assets of less than $10.0 billion, its primary federal regulator, the FDIC, continues to examine and enforce BankPlus’ compliance with consumer financial protection laws. However, the CFPB has rulemaking authority, including with respect to prohibiting unfair, deceptive or abusive acts or practices, that affects banks of any size. The approach of the CFPB to interpretation and enforcement of the consumer financial protection laws has varied considerably over the years depending on its leadership, and it is difficult to predict what actions the CFPB may take in the future. Such actions could result in changes to pricing, practices, products and procedures, and could also result in increased costs related to regulatory oversight, supervision and examination. These changes could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

Reforms to and uncertainty regarding LIBOR may adversely affect our business.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will no longer compel banks to submit rates for the calculation of LIBOR by the end of 2021. This indicates that LIBOR will be discontinued on December 31, 2021. In November 2020, the ICE Benchmark Administration, which administers LIBOR, announced its intention to extend the publication of most tenors of LIBOR through June 30, 2023. The U.S. federal banking agencies have continued to encourage banks to transition away from LIBOR as soon as practicable.

In June 2017, the U.S. Federal Reserve Bank’s Alternative Reference Rates Committee (“ARRC”) selected SOFR as the preferred alternative rate to LIBOR. SOFR differs from LIBOR in two respects: SOFR is a single overnight rate, while LIBOR includes rates of several tenors, and SOFR is deemed a credit risk-free rate while LIBOR incorporates an evaluation of credit risk. In addition, the SOFR methodology has not been tested for an extended period of time, which may limit market acceptance of the use of SOFR. The transition from LIBOR to an alternative reference rate, if not sufficiently planned for and managed by BancPlus, could adversely affect BancPlus’ financial condition and results of operation by, among other things, resulting in BancPlus incurring significant expenses in effecting the transition and subjecting BancPlus to disputes or additional scrutiny in connection with its use of substitute indices.

6. Risks Related to Our Common Stock

There is no organized public trading market for BancPlus common stock, and there can be no assurance that a public market will develop.

There is no organized trading market for the shares of common stock of BancPlus. There can be no expectation that a public market for BancPlus common stock will develop. BancPlus is subject to the reporting requirements of the Exchange Act, and, as a result, BancPlus may consider the development of a public market for its common stock. Although the Board of Directors periodically considers such matters, no such decision has been made including as to whether to list its common stock on a securities exchange or have its shares quoted on a quotation system.

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

Holders of BancPlus common stock are entitled to receive only such cash dividends as the board of directors may declare out of funds legally available for the payment of dividends. However, the amount and frequency of cash dividends, if any, will be determined by the board of directors after consideration of a number of factors, including, but not limited to: (1) BancPlus’ historical and projected financial condition, liquidity and results of operations; (2) BancPlus’ capital levels and needs; (3) any acquisitions or potential acquisitions that BancPlus is considering; (4) contractual, statutory and regulatory prohibitions and other limitations; (5) general economic conditions; and (6) other factors deemed relevant by the board of directors. BancPlus’ ability to pay dividends may also be limited on account of BancPlus’ outstanding indebtedness, as it generally must make payments on its junior subordinated debentures and its outstanding indebtedness before any dividends can be paid on BancPlus’ common stock. Finally, because BancPlus’ primary asset is its investment in the stock of BankPlus, BancPlus is dependent upon dividends from BankPlus to pay its operating expenses, satisfy its obligations and pay dividends on BancPlus common stock, and BankPlus’ ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the board of directors of BankPlus. There are numerous laws and banking regulations and guidance that limit BancPlus’ and BankPlus’ ability to pay dividends. Therefore, there can be no assurance that BancPlus will pay any dividends to holders of its common stock, or as to the amount of any such dividends.

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

Certain provisions of the BancPlus Articles and the By-laws of BancPlus (the “BancPlus By-laws”) and corporate and federal banking laws, could make it more difficult for a third party to acquire control of BancPlus’ organization or conduct a proxy contest, even if those events were perceived by many of BancPlus’ shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to BancPlus:

•enable the board of directors to issue additional shares of authorized, but unissued capital stock without further shareholder approval;
•enable the board of directors to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board;
•enable the board of directors to increase the size of the board of directors and to fill vacancies caused by an increase in the number of directors, a director’s removal, resignation, death, failure to qualify, or any other cause;
•divide the board of directors into three classes serving staggered three-year terms;
•do not provide for cumulative voting in the election of directors;
•enable the board of directors to amend the BancPlus By-laws without shareholder approval;
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

With limited exceptions, federal regulations generally prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (or more than 5% if the acquirer is a bank holding company) of any class of BancPlus’ voting stock or obtaining the ability to control in any manner the election of a majority of the directors or otherwise direct the management or policies of BancPlus without prior notice or application to, and the approval of, the Federal Reserve. Companies investing in banks and bank holding companies receive additional review and may be required to become bank holding companies, subject to regulatory supervision. Accordingly, prospective investors must be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of BancPlus common stock. These provisions could discourage third parties from seeking to acquire significant interests in BancPlus or in attempting to acquire control of BancPlus, which, in turn, could materially and adversely affect the price of BancPlus common stock.

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

7. General Risk Factors

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

In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates (which we expect will likely remain low for a considerable period) and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, current and prior presidential administrations, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act. The CARES Act, which was enacted on March 27, 2020, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance, and the Consolidated Appropriations Act, 2021, extended some of these relief provisions in certain respects as well as provided other forms of relief.

The CARES Act established and provided $349 billion in funding for the PPP, a loan program administered by the SBA. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for forgivable loans from enrolled lenders, subject to numerous limitations and eligibility criteria. Beginning in April 2020, we began processing loan applications under the PPP. On April 24, 2020, Congress enacted the Paycheck Protection Program and Healthcare Enhancement Act (the “Enhancement Act”) to, among other things, increase the available funding under the first round of the PPP by $310 billion to a total of $659 billion. The Paycheck Protection Program Flexibility Act of 2020, enacted on July 5, 2020, extended the deadline for first round PPP loan applications to August 8, 2020 and made the terms of PPP loans and loan forgiveness more flexible. The Consolidated Appropriations Act, 2021, provided additional funding for the PPP of approximately $284 billion and allows eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. In January 2021 we began processing applications under this latest round of the PPP.

Additionally, provisions of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and interagency guidance of the federal banking agencies, provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as troubled debt restructurings, or TDRs, to account for the current and anticipated effects of COVID-19. All of the federal banking regulatory agencies have encouraged lenders to extend additional loans and otherwise work with borrowers affected by the pandemic, and we are making a high level of temporary loan modifications.

The CARES Act and the Consolidated Appropriations Act, 2021, also include a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Federal Reserve and other federal agencies may or are required to implement. Among other provisions, sections 4022 and 4023 of the CARES Act provide mortgage loan forbearance relief to certain borrowers experiencing financial hardship during the COVID-19 emergency. Further, in response to the COVID-19 outbreak, the Federal Reserve has implemented or announced a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets. Many of these facilities expired on December 31, 2020, or were extended for brief periods into 2021. The expiration of these facilities could have adverse effect on U.S. economy and ultimately on our business. The federal government is also considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses.

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

The continuation of the economic effects of the COVID-19 pandemic have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption have caused increased market volatility and have led to an economic recession and a significant decrease in consumer confidence and business generally. The continuation of these conditions, including whether due to a resurgence or a second wave of COVID-19 infections, particularly as the geographic areas in which we operate determine whether, when and how to reopen, and the uncertainty of the timing of a widely available vaccine, as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, has adversely affected our results of operations and financial condition, and can be expected to further adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners. In particular, these events have had, and/or can be expected to continue to have the following effects, among others:

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

Our results of operations have been adversely affected by the factors described above. For example, at December 31, 2020, these factors had resulted in 2,437 temporary loan modifications, totaling approximately $860.0 million, or 25% of total loans. As of December 31, 2020, 29 loans totaling $51.0 million, or 1.5% of the Company’s loan portfolio, were still in deferment. Although the ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, nor the pace of recovery when the COVID-19 pandemic subsides, the decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to COVID-19 is likely to result in an adverse effect on our business, financial condition and results of operations in future periods and may heighten many of our other known risks described below.

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

In particular, BancPlus’ business strategy includes evaluating strategic opportunities to grow through de novo branching, and it believes that banking location expansion has been meaningful to its growth since inception. Over the last five years, BancPlus has entered two new markets where it opened five new locations. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking location and successfully integrate and promote BancPlus’ corporate culture; poor market reception for de novo banking locations established in markets where BancPlus does not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with BancPlus’ growth through de novo branching could have a material adverse effect on its business, financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

BancPlus’ executive offices and those of BankPlus are located at 1068 Highland Colony Parkway, Ridgeland, Mississippi 39157 and we operate 79 branch offices in Mississippi, Louisiana, and Alabama.

BankPlus owns 72 of its banking centers. The remaining facilities are occupied under lease agreements, terms of which range from 1 to 10 years. BancPlus believes that its banking and other offices are in good condition and are suitable and adequate to its needs.

ITEM 3. LEGAL PROCEEDINGS

On March 20, 2019, a complaint (the “Complaint”), Mills v. BankPlus, et al., Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as Court-appointed Receiver for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”), naming BankPlus, three former BankPlus employees, one current BankPlus employee and other defendants, including defendants affiliated and unaffiliated with BankPlus (“Defendants”). The Complaint seeks to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber. A brief description of the cause of action on the cover sheet filed with the Complaint includes securities, civil conspiracy, aiding and abetting, negligence, and other possible causes of action. The amount of damages (including punitive damages) requested against the Defendants in the Complaint is unspecified. As of February 15, 2021, the plaintiff, Mills, has filed an Amended Complaint. Answers and/or Motions to Dismiss the Amended complaint have been filed by the defendants. Discovery is currently stayed in the case pending resolution of the Motions to Dismiss; however, the parties to that appeal recently reached a settlement of all claims announced December 30, 2020 and the court held a hearing on their motion to approve the settlement on February 23, 2021 in which it indicated that it will lift the stay if it approves the settlement.

In addition to the above, the Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

There is no public trading market for BancPlus common stock. At March 2, 2021 there were 1,044 holders of record of our common stock as reported by our transfer agent.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

Dividends

We intend to pay quarterly cash dividends on our common stock, subject to approval by our board of directors. Although we expect to pay dividends according to our dividend policy, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account our earnings, capital requirements, financial condition and any other relevant factors and legal requirements. The primary source for dividends paid to shareholders are dividends paid to the Company from the Bank. There are regulatory restrictions on the ability of the Bank to pay dividends. See “Payment of Dividends and Other Restrictions” in Item 1 of this Annual Report on Form 10-K for further discussion. Therefore, there can be no assurance that we will pay any dividends to holders of our stock or the amount of any such dividends.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2020 that were not registered under the Securities Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of BancPlus’ financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this report.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Its wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of December 31, 2020, we operated 79 branch offices across Mississippi, Louisiana, and Alabama. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of December 31, 2020, we had $4.2 billion of total deposits, and our deposit base consisted of 95.7% core deposits with a total deposit cost of 0.39%. Our loan portfolio was comprised of 76.0% commercial loans and 24.0% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi MSA as of June 30, 2020, and we believe we are well-positioned for future growth.
2020 Highlights

•Net income for the year ended December 31, 2020 was $39.2 million compared with $36.4 million for the same period of 2019
•Diluted earnings per share for the year ended December 31, 2020 were $4.14, compared with $4.78 for the same period of 2019
•Net interest income was $152.0 million for the year ended December 31, 2020 compared with $103.3 million for the same period of 2019
•Total loans held for investment were $3.38 billion at December 31, 2020 compared with $2.08 billion at December 31, 2019
Recent Developments
Merger with State Capital Corp. (“SCC”)
On April 1, 2020, we completed our previously announced merger with SCC, the holding company of State Bank & Trust Company (“State Bank”). See Note 2 Business Combination to our Consolidated Financial Statements for more information on the merger.
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

On March 27, 2020, Congress enacted the CARES Act. It contains substantial lending, tax and spending provisions intended to address the economic impact of the COVID-19 pandemic, including the PPP, a $349 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed by banks. On April 24, 2020, Congress enacted the Enhancement Act, which among other things, increased the available funding by $310 billion to a new total of $659 billion. The deadline for the first round of loan applications was August 8, 2020. The Consolidated Appropriations Act, 2021, provided additional funding for the PPP of approximately $284 billion and allows eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. PPP loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The SBA manages and backs the PPP. If a loan is fully forgiven, SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by SBA. In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we must review and forward to the SBA. The SBA began approving forgiveness applications on August 10, 2020. As of December 31, 2020, 724 BankPlus loans totaling $92.8 million had been forgiven and paid by the SBA or the customer. As of December 31, 2020, the Company held 3,529 loans for customers under the PPP, totaling approximately $205.3 million. The loans have maturities ranging from April 2022 to August 2025. The Company expects to recognize total fee income of approximately $11.7 million over the lives of the loans.

The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance for federally backed mortgage loans.

The CARES Act and related guidance from the federal banking agencies also provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs, to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not subject to TDR accounting requirements under GAAP. Additionally, under April 2020 interagency guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. The federal banking agencies also have encouraged banks to work with their borrowers to modify loans as may be appropriate. As of December 31, 2020, the Company had granted temporary modifications on 2,437 outstanding loans totaling approximately $860.0 million, or 25% of total outstanding loans, primarily secured by 1-4 family residences and multi-tenant retail commercial real estate. As of December 31, 2020, 29 loans totaling $51.0 million, or 1.5% of the Company’s loan portfolio, were still in deferment.

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

Results of Operations

The following discussion of BancPlus’ results of operations compares the year ended December 31, 2020 to the year ended December 31, 2019.
Net Income

Net income for the years ended December 31, 2020 and 2019 was $39.2 million and $36.4 million, respectively. BancPlus’ annualized return on average assets for the years ended December 31, 2020 and 2019 was 0.94% and 1.24%, respectively. BancPlus’ annualized return on average equity for the years ended December 31, 2020 and 2019 was 12.18% and 15.28%, respectively.
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

For the year ended December 31, 2020, net interest income was $152.0 million, an increase of $48.7 million, or 47.2%, compared to net interest income of $103.3 million for the year ended December 31, 2019. The increase in net interest income was primarily the result of increased interest earning assets as a result of our merger with SCC.

Net interest margin for the year ended December 31, 2020 increased 13 basis points to 3.97% from 3.84% for the same period of 2019 as the effect of the lower interest rate environment on our interest-bearing liabilities outpaced that of our interest earning assets this quarter primarily due to the merger with SCC.
Our average interest earning assets at December 31, 2020, increased $1.14 billion, or 42.59%, to $3.83 billion from $2.69 billion at December 31, 2019. BancPlus’ average interest-bearing liabilities increased $756.7 million, or 37.83%, to $2.76 billion at December 31, 2020, from $2.00 billion at December 31, 2019. This increase in BancPlus’ average interest earning assets and interest-bearing liabilities was primarily due to our merger with SCC. The ratio of BancPlus’ average interest earning assets to average interest-bearing liabilities was 139.0% and 134.3% for the years ended December 31, 2020 and 2019, respectively.
BancPlus’ average interest earning assets produced a tax-equivalent yield of 4.45% for the year ended December 31, 2020 compared to 4.63% for the year ended December 31, 2019, respectively. The average rate paid on interest-bearing liabilities was 0.67% for the year ended December 31, 2020 compared to 1.05% for the year ended December 31, 2019, respectively. These year over year decreases in yields reflect the current low interest rate environment.
Average Balances and Yields
The following tables show, for the years ended December 31, 2020 and 2019, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Years Ended December 31,
	2020			2019
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$302,883	$1,118	0.37%	$214,398	$4,299	2.01%
Federal funds sold	49,511	260	0.53%	648	18	2.78%
	352,394	1,378	0.39%	215,046	4,317	2.01%
Investment securities:
Taxable investment securities	331,198	6,967	2.10%	219,843	5,055	2.30%
Tax-exempt investment securities	103,989	2,470	2.38%	140,928	3,583	2.54%
Total securities	435,187	9,437	2.17%	360,771	8,638	2.39%
Loans (1)	3,039,884	159,678	5.25%	2,108,740	111,369	5.28%
Federal Home Loan Bank stock	3,996	46	1.15%	2,540	84	3.31%
Total interest earning assets	3,831,461	170,539	4.45%	2,687,097	124,408	4.63%
Noninterest earning assets	325,195			237,670
Total assets	$4,156,656			$2,924,767

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,191,857	$5,899	0.49%	$990,555	$8,916	0.90%
Savings and money market deposits	806,652	2,300	0.29%	542,300	4,242	0.78%
Time deposits	637,781	5,956	0.93%	386,304	5,280	1.37%
Federal funds purchased	150	2	1.33%	2	—	—%
FHLB advances	21,831	318	1.46%	21,153	324	1.53%
Other borrowings	15,146	588	3.88%	18,634	719	3.86%
Subordinated debentures	83,429	3,453	4.14%	41,238	1,617	3.92%
Total interest-bearing liabilities	2,756,846	18,516	0.67%	2,000,186	21,098	1.05%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,009,427			633,330
Other noninterest-bearing liabilities	68,759			53,045
Total noninterest-bearing liabilities	1,078,186			686,375
Shareholders’ equity (6)	321,624			238,206
Total liabilities and shareholders’ equity	$4,156,656			$2,924,767
Net interest income/net interest margin (2)		152,023	3.97%		103,310	3.84%
Net interest spread (5)			3.78%			3.58%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		796			1,157
Net interest income/net interest margin (2)		$152,819	3.99%		$104,467	3.89%
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

	Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Cash investments	$537	$(3,476)	$(2,939)
Investment securities:
Taxable investment securities	2,342	(430)	1,912
Tax-exempt investment securities	(877)	(236)	(1,113)
Total securities	1,465	(666)	799
Loans, net	48,911	(602)	48,309
Federal Home Loan Bank stock	17	(55)	(38)
Total interest earning assets	$50,930	$(4,799)	$46,131

Interest-bearing liabilities:
Interest-bearing transaction deposits	$996	$(4,013)	$(3,017)
Savings and money market deposits	754	(2,696)	(1,942)
Time deposits	2,348	(1,672)	676
Federal funds purchased	2	—	2
FHLB advances	10	(16)	(6)
Other borrowings	(135)	4	(131)
Subordinated debentures	1,746	90	1,836
Total interest-bearing liabilities	$5,721	$(8,303)	$(2,582)
Net interest income	$45,209	$3,504	$48,713

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

For the year ended December 31, 2020, the provision for loan losses was $17.1 million compared to $586,000 for the same period of 2019, an increase of $16.5 million, or 2,816.4%. The increase is primarily attributable to the impact of the COVID-19 pandemic, including the impact of the CARES Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance.

The allowance for loan losses at December 31, 2020 was $36.0 million, or 1.06% of total loans, compared to $21.5 million, or 1.03% of total loans at December 31, 2019. The increase in allowance as a percentage of total loans was primarily due to the increase in provision for loan losses in the current period as a result of the COVID-19 pandemic, partially offset by an increase in total loans as a result of the merger with SCC.

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

Noninterest income was $65.8 million for the year ended December 31, 2020, compared to $57.8 million for the same period of 2019, an increase of $8.0 million, or 13.9%, primarily due to an increase in other income of $6.1 million, or 177.6%, as a result of a $3.8 million gain on the sale of fixed assets and a $1.1 million bargain purchase gain on the acquisition of SCC and income from equity method investments. This increase in noninterest income was partially offset by a decrease in service charges on deposit accounts of $5.0 million, or 17.8%, partially offset by an increase in mortgage origination income of $4.2 million, or 91.4%. The decrease in service charges on deposit accounts is primarily attributable to increased customer liquidity as a result of the various economic stimulus programs and reduced consumer spending as a result of quarantine restrictions put in place due to the COVID-19 pandemic. The increase in mortgage origination income was driven by increased mortgage refinancing activity resulting from the lower interest rate environment in 2020. The remainder of the increase in noninterest income for the year is attributable to year over year increases in ATM income and debit card interchange, totaling $2.0 million, which resulted from our merger with SCC.

The following table presents the major components of noninterest income for the year ended December 31, 2020, compared to the year ended December 31, 2019:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$23,062	$28,039	$(4,977)	(17.8)%
Mortgage origination income	8,745	4,569	4,176	91.4%
Debit card interchange	7,459	6,263	1,196	19.1%
Securities gains, net	58	76	(18)	(23.7)%
Income from fiduciary activities	4,500	4,709	(209)	(4.4)%
ATM income	5,389	4,548	841	18.5%
Brokerage and insurance fees and commissions	3,766	3,516	250	7.1%
Life insurance income	2,386	1,628	758	46.6%
CDFI grants	823	960	(137)	(14.3)%
Other income	9,565	3,445	6,120	177.6%
Total	$65,753	$57,753	$8,000	13.9%

Noninterest Expense

Noninterest expense includes, among other things: (i) salaries and employee benefits; (ii) occupancy expenses; (iii) furniture and equipment expenses; (iv) data processing expenses; (v) marketing and promotional expenses; (vi) other real estate expenses; and (vii) other expenses.

Salaries and employee benefits include compensation, employee benefits and tax expenses for BancPlus’ personnel. Occupancy expenses include depreciation expense on BancPlus’ owned properties, lease expense on its leased properties and other occupancy-related expenses. Furniture and equipment expenses include depreciation and maintenance and other expenses related to its furniture, fixtures and equipment. Data processing expenses include costs related to maintenance and monitoring of its systems and expenses paid to its third-party data processing system providers. Marketing and promotional expenses include costs for advertising, promotions and sponsorships. Other real estate expenses include taxes, insurance, maintenance and other expenses related to BancPlus’ foreclosed properties. Other expenses include expenses associated with FDIC assessments, MDBCF assessments, consulting and legal fees, communications, travel, meals, training, supplies and postage. Noninterest expenses generally increase as BancPlus grows its business. Noninterest expenses have increased commensurate with growth over the past few years as BancPlus has grown organically and as BancPlus has built out and modernized its operational infrastructure and implemented its plan to build an efficient, technology-driven banking operation with capacity for growth. Additionally, the year ended December 31, 2020 included additional expenses as a result of the merger with SCC on April 1, 2020.

For the year ended December 31, 2020, noninterest expense totaled $152.3 million, a $37.2 million, or 32.3%, increase from $115.1 million for the year ended December 31, 2019. This increase was primarily due to increases in salaries and employee benefits of $24.6 million, furniture, equipment and data processing of $5.5 million, professional fees of $3.1 million and other expenses of $2.3 million.

The following table presents the major components of noninterest expense for the year ended December 31, 2020 compared to the year ended December 31, 2019:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$90,442	$65,855	$24,587	37.3%
Net occupancy expenses	13,319	11,653	1,666	14.3%
Furniture, equipment and data processing expenses	21,201	15,702	5,499	35.0%
Marketing and promotional expenses	3,968	3,536	432	12.2%
Other real estate expenses and losses	889	1,250	(361)	(28.9)%
Professional fees	6,272	3,200	3,072	96.0%
Other expenses	16,202	13,888	2,314	16.7%
Total	$152,293	$115,084	$37,209	32.3%

Salaries and employee benefits expense is the largest component of noninterest expense, representing 59.4% and 57.2% of total noninterest expense for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, salaries and employee benefits expense increased $24.6 million, or 37.3%, to $90.4 million as compared to $65.9 million for the year ended December 31, 2019. The increase in salaries and employee benefits expense is primarily due to our merger with SCC, including retention and severance pay, in addition to normal annual salary increases for employees and essential employee bonuses paid relating to the COVID-19 pandemic.

Net occupancy expenses increased $1.7 million, or 14.3%, to $13.3 million for the year ended December 31, 2020 compared to $11.7 million for the same period of 2019. The increase is primarily attributable to increased depreciation and rent expense as a result of our merger with SCC.

Furniture, equipment and data processing expense for the year ended December 31, 2020 was $21.2 million, an increase of $5.5 million, or 35.0%, compared to $15.7 million for the year ended December 31, 2019. This increase was primarily attributable to increases in data processing and software expenses related to the merger with SCC.

Other real estate expenses and losses decreased $361,000, or 28.9%, to $889,000 for the year ended December 31, 2020 compared to $1.3 million for the same period of 2019. This decrease was primarily attributable to decrease in losses on sale of properties from the prior year period.

Professional fees increased $3.1 million, or 96.0%, to $6.3 million for the year ended December 31, 2020 compared to $3.2 million for the year ended December 31, 2019, primarily due to expenses incurred in connection with the merger with SCC.

Other expenses increased $2.3 million, or 16.7%, to $16.2 million for the year ended December 31, 2020, compared to $13.9 million for the prior year period, primarily due to an increase in FDIC and state assessment fees as a result of the merger with SCC.

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

BancPlus recorded income tax expense of $9.2 million for the year ended December 31, 2020, compared to $9.0 million for the same period of 2019. BancPlus’ effective tax rate for the year ended December 31, 2020 was 19.0% compared to 19.8% for the same period of 2019.

Financial Condition

The following discussion compares BancPlus’ financial condition as of September 30, 2020 to December 31, 2019.

Assets

Total assets at December 31, 2020 were $4.711 billion, an increase of $1.732 billion over total assets of $2.979 billion at December 31, 2019. Total cash and cash equivalents increased $325 million, or 103.7%, to $638 million at December 31, 2020, compared to $313 million at December 31, 2019, primarily due to cash acquired in the merger with SCC and an increase in federal funds sold in 2020. Total loans increased $1.30 billion, or 62.5%, to $3.38 billion at December 31, 2020, compared to $2.08 billion at December 31, 2019 as a result of the merger with SCC and PPP lending activity. Investment securities increased $26 million, or 6.9%, from $379 million at December 31, 2019 to $405 million at December 31, 2020 as a result of the merger with SCC.

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

As of December 31, 2020, 23.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 76.9% was classified as available for sale. As of December 31, 2019, 46.9% of BancPlus’ investment securities portfolio was classified as held to maturity and 53.1% was classified as available for sale. The increase in percentage of securities classified as available for sale is primarily attributable to the previously disclosed transfer of prepayable debt securities from held for maturity to available for sale. See Note 3 Investment Securities to our Consolidated Financial Statements for more information regarding the impact of this transfer.

At December 31, 2020, mortgage-backed securities represented 50.5% of the investment securities portfolio, municipal securities represented 34.7%, corporate investments represented 8.2%, asset-backed securities represented 3.6%, and U.S. government agency obligations represented 3.1% of the investment securities portfolio. At December 31, 2019, mortgage-backed securities represented 47.5% of the investment securities portfolio, municipal securities represented 45.3%, U.S. government agency obligations represented 6.1% and corporate investments represented 1.1% of the investment securities portfolio. Other than the U. S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
U.S. Government agency obligations	$—	—%	$5,000	1.32%
Issued by states and political subdivisions	93,766	23.14%	171,783	45.33%
Residential mortgage-backed securities	—	—%	1,071	0.28%
Total held-to-maturity	93,766	23.14%	177,854	46.94%

Available for Sale:
(At fair value)
U.S. Government agency obligations	12,434	3.07%	18,102	4.78%
Issued by states and political subdivisions	46,801	11.55%	—	—%
Mortgage-backed securities:
Residential	187,212	46.21%	175,879	46.42%
Commercial	17,331	4.28%	3,010	0.79%
Asset-backed securities	14,447	3.57%	—	—%
Corporate investments	33,148	8.18%	4,082	1.08%
Total available for sale	311,373	76.86%	201,073	53.06%

Total investment securities	$405,139	100.00%	$378,927	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using a tax rate of 21%.

	Maturity as of December 31, 2020
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$—	—%	$—	—%
Issued by states and political subdivisions	15,891	3.02%	50,738	4.05%	24,247	3.67%	2,890	3.85%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	—	—%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held to maturity	$15,891	3.02%	$50,738	4.05%	$24,247	3.67%	$2,890	3.85%

Available for sale:
U.S. Government agency obligations	$—	—%	$5,128	2.60%	$2,508	3.19%	$4,798	1.78%
Issued by states and political subdivisions	3,803	3.08%	12,504	2.99%	20,538	3.18%	9,956	3.19%
Mortgage-backed securities:
Residential	—	—%	—	—%	10,991	0.93%	176,220	2.35%
Commercial	305	3.25%	—	—%	14,071	1.54%	2,955	2.53%
Asset-backed securities	—	—%	—	—%	—	—%	14,447	3.94%
Corporate investments	—	—%	4,060	2.22%	28,084	4.48%	1,005	4.50%
Total available for sale	$4,108	3.09%	$21,692	2.75%	$76,192	3.03%	$209,381	2.50%

Total securities	$19,999	3.03%	$72,430	3.66%	$100,439	3.19%	$212,271	2.52%

	Maturity as of December 31, 2019
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$5,000	3.00%	$—	—%
Issued by states and political subdivisions	23,318	3.52%	68,804	3.62%	62,411	4.03%	17,250	3.36%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	1,071	3.68%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held to maturity	23,318	3.52%	68,804	3.62%	67,411	3.95%	18,321	3.38%

Available for sale:
U.S. Government agency obligations	9,999	1.52%	8,103	2.68%	—	—%	—	—%
Issued by states and political subdivisions	—	—%	—	—%	—	—%	—	—%
Mortgage-backed securities:
Residential	—	—%	—	—%	5,787	1.91%	170,092	2.43%
Commercial	—	—%	314	2.31%	—	—%	2,696	2.67%
Corporate investments	—	—%	4,082	3.94%	—	—%	—	—%
Total available for sale	9,999	1.52%	12,499	3.08%	5,787	1.91%	172,788	2.43%

Total securities	$33,317	2.92%	$81,303	3.54%	$73,198	3.79%	$191,109	2.52%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of December 31, 2020		As of December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$738,340	21.85%	$555,413	26.72%
Construction and land development	403,496	11.94%	230,931	11.11%
Farmland	217,104	6.43%	162,991	7.84%
Other commercial	1,224,633	36.25%	664,145	31.95%
Total real estate	2,583,573	76.47%	1,613,480	77.61%
Commercial and industrial	635,714	18.82%	333,834	16.06%
Agricultural production and other loans to farmers	85,469	2.53%	70,145	3.37%
Consumer and other	73,976	2.19%	61,538	2.96%
Total loans, gross	3,378,732	100.00%	2,078,997	100.00%
Allowance for loan losses	(36,000)		(21,500)
Total loans, net	$3,342,732		$2,057,497

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At December 31, 2020, BancPlus’ loan portfolio included $245.7 million of loan participations purchased, or 7.27% of total loans, which includes $93.8 million of shared national credits. At December 31, 2019, BancPlus’ loan portfolio included $174.3 million of loan participations purchased, or 8.39% of total loans which includes $62.8 million of shared national credits. As of December 31, 2020, the Company held 3,529 loans for customers under the PPP, which are guaranteed by the SBA, totaling approximately $205.3 million.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of December 31, 2020
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$115,367	$388,731	$229,269	$4,973	$738,340
Construction and land development	160,382	187,403	49,445	6,266	403,496
Farmland	44,618	112,826	56,307	3,353	217,104
Other commercial	150,683	706,001	320,450	47,499	1,224,633
Total real estate	471,050	1,394,961	655,471	62,091	2,583,573
Commercial and industrial	102,129	473,283	60,302	—	635,714
Agricultural production and other loans to farmers	40,750	42,575	2,144	—	85,469
Consumer and other loans	18,814	53,319	1,828	15	73,976
Total loans	$632,743	$1,964,138	$719,745	$62,106	$3,378,732

	As of December 31, 2020
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$594,353	$143,987	$738,340
Construction and land development	213,944	189,552	403,496
Farmland	162,505	54,599	217,104
Other commercial	1,016,580	208,053	1,224,633
Total real estate	1,987,382	596,191	2,583,573
Commercial and industrial	425,874	209,840	635,714
Agricultural production and other loans to farmers	51,766	33,703	85,469
Consumer and other loans	52,692	21,284	73,976
Total loans	$2,517,714	$861,018	$3,378,732

Asset Quality

Federal regulations and BancPlus’ internal policies require that BancPlus utilize an asset classification system as a means of managing and reporting problem and potential problem assets. BancPlus has incorporated an internal asset classification system, substantially consistent with federal banking regulations, as part of its credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose BancPlus to sufficient risk to warrant classification in one of the categories mentioned above but possess weakness are required to be designated “watch” or “special mention.” Loans modified under Section 4013 of the CARES Act and related April 2020 interagency guidance are excluded from being reported as troubled debt restructuring loans.

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of December 31, 2020
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$721,024	$17,316	$—	$738,340
Construction and land development	401,347	2,149	—	403,496
Farmland	205,211	11,893	—	217,104
Other commercial	1,209,365	15,041	227	1,224,633
Total real estate	2,536,947	46,399	227	2,583,573
Commercial and industrial	619,137	16,526	51	635,714
Agricultural production and other loans to farmers	85,288	181	—	85,469
Consumer and other	73,560	416	—	73,976
Total	$3,314,932	$63,522	$278	$3,378,732

	As of December 31, 2019
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$541,110	$14,303	$—	$555,413
Construction and land development	230,321	610	—	230,931
Farmland	151,354	11,637	—	162,991
Other commercial	645,891	18,254	—	664,145
Total real estate	1,568,676	44,804	—	1,613,480
Commercial and industrial	331,693	2,060	81	333,834
Agricultural production and other loans to farmers	69,854	291	—	70,145
Consumer and other	61,220	318	—	61,538
Total	$2,031,443	$47,473	$81	$2,078,997

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and troubled debt restructuring loans that are accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Nonaccrual loans:
Real estate loans:
Residential properties	$3,869	$2,419
Construction and land development	1,863	390
Farmland	158	—
Other commercial	7,947	9,034
Total real estate	13,837	11,843
Commercial and industrial	12	67
Agricultural production and other loans to farmers	85	62
Consumer and other	177	187
Total nonaccrual loans	14,111	12,159

Troubled debt restructuring loans – accruing:
Real estate loans:
Residential properties	1,916	1,949
Construction and land development	—	1,619
Farmland	—	—
Other commercial	—	—
Total real estate	1,916	3,568
Commercial and industrial	—	427
Agricultural production and other loans to farmers	—	—
Consumer and other	—	—
Total troubled debt restructuring loans – accruing	1,916	3,995
Total nonperforming loans	16,027	16,154
Plus: foreclosed assets	6,754	4,851
Total nonperforming assets	$22,781	$21,005

Nonaccrual loans to total loans	0.42%	0.58%
Nonperforming loans to total loans	0.47%	0.78%
Nonperforming assets to total assets	0.48%	0.71%
Allowance for loan losses to nonaccrual loans	255.12%	176.82%
90+ days past due and accruing	$6,303	$2,618
Total troubled debt restructuring loans	$8,537	$11,674
Total nonperforming assets increased by $1.8 million, or 8.5%, from $21.0 million at December 31, 2019 to $22.8 million at December 31, 2020, primarily due to an increase in foreclosed assets acquired in our merger with SCC.

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

The allowance for loan losses was $36.0 million and $21.5 million, and the allowance for loan losses as a percentage of loans was 1.06% and 1.03%, at December 31, 2020 and December 31, 2019, respectively. Net charge-offs totaled $2.6 million and $3.6 million for the year ended December 31, 2020 and 2019, respectively.

The allowance for loan losses increased by $14.5 million, or 67.44%, to $36.0 million at December 31, 2020, from $21.5 million at December 31, 2019, primarily due to the impact of the COVID-19 pandemic, including the impact of the CARES Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance.

The following is a summary of the activity in the allowance for loan loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Balance, beginning of period	$21,500	$24,500
Charge-offs:
Residential properties	390	1,383
Construction and land development	3	54
Farmland	179	—
Other commercials	2,293	975
Total real estate	2,865	2,412
Commercial and industrial	599	472
Agricultural production and other loans to farmers	3,148	15
Consumer and other	359	5,513
Total charge-offs	6,971	8,412
Recoveries:
Residential properties	353	529
Construction and land development	386	247
Farmland	3	20
Other commercial	103	366
Total real estate	845	1,162
Commercial and industrial	212	428
Agricultural production and other loans to farmers	3,004	3
Consumer and other	320	3,233
Total recoveries	4,381	4,826
Net charge-offs	2,590	3,586
Provision for loan losses	17,090	586
Balance, end of period	$36,000	$21,500

Total loans, end of period	$3,407,416	$2,095,089
Average loans	3,039,884	2,108,740
Net charge-offs to average loans	0.09%	0.17%
Allowance for loan losses to total loans	1.06%	1.03%

The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Years Ended December 31,
	2020			2019
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans
Residential properties	37	694,992	0.01%	854	564,141	0.15%
Construction and land development	(383)	332,055	(0.12)%	(193)	228,101	(0.08)%
Farmland	176	206,664	0.09%	(20)	159,115	(0.01)%
Other commercial	2,190	1,073,006	0.20%	609	673,737	0.09%
Commercial and industrial	387	588,092	0.07%	44	336,346	0.01%
Agricultural production and other loans to farmers	144	92,126	0.16%	12	76,019	0.02%
Consumer and other	39	71,470	0.05%	2,280	63,627	3.58%
Total	2,590	3,058,405	0.08%	3,586	2,101,086	0.17%

The following tables present a summary of the allocation of the allowance for loan losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$7,900	21.9%	$5,568	25.9%
Construction and land development	4,618	12.8%	1,709	7.9%
Farmland	1,412	3.9%	761	3.5%
Other commercial	14,133	39.3%	8,296	38.6%
Total real estate	28,063	78.0%	16,334	76.0%
Commercial and industrial	6,337	17.6%	2,773	12.9%
Agricultural production and other loans to farmers	773	2.1%	420	2.0%
Consumer and other	827	2.3%	715	3.3%
Unallocated	—	—%	1,258	5.9%
Total allowance for loan losses	$36,000	100.0%	$21,500	100.0%

Goodwill and Other Intangible Assets

Goodwill was $2.6 million at both December 31, 2020 and December 31, 2019. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of acquired customer relationships from a 2014 acquisition and core deposit intangibles from our merger with SCC. Total other intangible assets at December 31, 2020 and December 31, 2019 were $5.8 million and $366,000, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent
Non-interest bearing	$1,009,427	0.00%	27.69%	$633,330	0.00%	24.81%
Interest bearing:
Transaction accounts	1,191,857	0.49%	32.69%	990,555	0.90%	38.81%
Money market and other savings accounts	806,652	0.29%	22.13%	542,300	0.78%	21.25%
Certificates of deposit	637,781	0.93%	17.49%	386,304	1.37%	15.13%
Total deposits	$3,645,717	0.39%	100.00%	$2,552,489	0.72%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in deposits at December 31, 2020 compared with December 31, 2019 is primarily the result of the merger with SCC and recipients of PPP loans placing funds in deposit accounts held at the bank. At December 31, 2020 and 2019, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $889.3 million and $443.0 million, respectively.

The following table shows the maturity of certificates of deposit as of $250,000 or Greater:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$39,847	$104,546	$144,393	$22,418
Over 3 months through 6 months	24,251	98,192	122,443	8,501
Over 6 months through 12 months	72,814	153,682	226,496	37,564
Over 12 months	55,276	145,355	200,631	26,026
Total deposits	$192,188	$501,775	$693,963	$94,509
Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At December 31, 2020 and December 31, 2019, we had no short-term borrowings.

FHLB Advances and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. As of December 31, 2020 and December 31, 2019, BancPlus had $20.6 million and $21.0 million in FHLB borrowings, at a weighted average interest rate of 1.50% and 1.52%, respectively.

In October 2016, BancPlus entered into a five-year loan agreement with a correspondent bank under which BancPlus borrowed $35.0 million in connection with the redemption of BancPlus preferred stock. BancPlus pledged 100% of its shares of BankPlus stock as collateral for the loan. The loan requires quarterly principal reductions of $875,000 and quarterly interest payments at a fixed 3.75% annual rate. The balance outstanding on this loan was $13.1 million and $16.6 million at December 31, 2020 and December 31, 2019, respectively.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
2021	$13,171	$3,647
2022	395	13,307
2023	110	433
2024	—	157
2025	—	—
Thereafter	20,095	20,108
Total	$33,771	$37,652

Subordinated Debentures and Trust Preferred Securities. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and will be amortized over the life of the Notes. The Notes will initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company intends to use the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	December 31, 2020	December 31, 2019
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$—
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	—
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	—
			$56,703	$41,238

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at December 31, 2020 due to the remaining purchase discount of $4.2 million, which was established upon the merger with SCC and is being amortized over the remaining life of the debentures. We are currently monitoring the actions of LIBOR’s regulator and the implementation of alternative reference rates in advance of the expected discontinuation of LIBOR to determine any potential impact on the subordinated debentures.

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

Shareholders’ equity increased $103.7 million, or 41.2%, to $355.3 million at December 31, 2020 from $251.5 million at December 31, 2019, primarily due to $71.2 million of equity issued in the merger with SCC, net income of $39.2 million and other comprehensive income of $6.6 million less dividends paid of $13.2 million for the year to date period.

Contractual Obligations

The table below presents the funding requirements of BancPlus’ contractual obligations, excluding interest, as of December 31, 2020:

	Payments Due by Period
				Greater
(Dollars in thousands)	Less Than One Year	One-Three Years	Three-Five Years	Than Five Years	Total
Operating lease obligations	$4,626	$8,826	$8,513	$29,777	$51,742
FHLB advances (1)	46	505	—	20,095	20,646
Note payable (2)	13,125	—	—	—	13,125
Subordinated debentures (3)	—	—	—	111,124	111,124
Deposits with maturities	493,331	156,886	43,725	21	693,963
Low income housing tax credits	4	9	9	4	26
Total contractual obligations	$511,132	$166,226	$52,247	$161,021	$890,626
________________________________
(1)Interest rates for BancPlus’ FHLB advances outstanding ranged from 1.42% to 2.94% at December 31, 2020. These advances are subject to restrictions or penalties in the event of prepayment. Advances subject to calls are shown at their earliest call date.
(2)The interest rate on BancPlus’ note payable is a 3.75% fixed annual rate.
(3)These subordinated debentures include the outstanding common securities of business trusts that have issued preferred capital securities to third parties which bear interest based on 3 month LIBOR plus 1.35% to 2.50% and fixed-to-floating subordinated notes that bear interest at 6.000% per annum.

Off-Balance Sheet Arrangements

In the normal course of business, BancPlus enters into various transactions to meet the financing needs of its customers, which, in accordance with GAAP, are not included in its consolidated balance sheets. These transactions include commitments to extend credit and letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in BancPlus’ consolidated balance sheets. A number of these commitments are used only partially, or in some cases, not at all before they expire.

BancPlus’ exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual or notional amount of those instruments. BancPlus decreases its exposure to losses under these commitments by subjecting them to credit approval and monitoring procedures.

The table below sets forth BancPlus’ commitments to extend credit by commitment expiration date indicated:

	December 31, 2020
(Dollars in thousands)	Less Than One Year	One-Three Years	Three-Five Years	Greater Than Five Years	Total
Commitments to extend credit (1)	$359,327	$302,375	$223,615	$88,752	$974,069
Standby letters of credit	5,900	113	404	722	7,139
Total off-balance sheet commitments	$365,227	$302,488	$224,019	$89,474	$981,208
____________________________
(1)Includes $228,058 of unconditionally cancellable commitments at December 31, 2020.
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

BancPlus manages its liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities, which BancPlus considers its primary liquidity. Furthermore, a significant portion of these unencumbered liquid assets are comprised of U.S. government agency obligations, mortgage backed securities and other agency securities, which the regulatory bodies consider the most marketable and liquid, especially in a stress scenario. In regard to off-balance sheet capacity, BancPlus maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of St. Louis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which BancPlus consider its secondary liquidity, and other funding avenues, including the Paycheck Protection Program Liquidity Facility (“PPP Liquidity Facility”). At December 31, 2020, BancPlus had not used the PPP Liquidity Facility. BancPlus also monitors its liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios, FHLB borrowings and deposits. As part of its liquidity management strategy, BancPlus is also focused on minimizing its costs of liquidity and attempting to decrease these costs by growing its noninterest-bearing and other low-cost deposits and replacing higher cost borrowed funds.

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

Primary Liquidity – On-Balance Sheet (Dollars in thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$637,545	$312,972
Total securities	405,139	378,927
Less: pledged securities	(317,461)	(249,081)
Total primary liquidity	$725,223	$442,818
Ratio of primary liquidity to total deposits	17.5%	17.1%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity (Dollars in thousands)	December 31, 2020	December 31, 2019
Net secured borrowing capacity with the FHLB	$1,408,005	$711,552
Net secured borrowing capacity with the Federal Reserve Bank	211,407	206,837
Unsecured borrowing capacity with correspondent lenders	228,000	148,000
Total secondary liquidity	$1,847,412	$1,066,389
Ratio of primary and secondary liquidity to total deposits	61.9%	58.2%

During the year ended December 31, 2020, BancPlus’ primary liquidity increased by $282.4 million to $725.2 million compared to $442.8 million at December 31, 2019, due an increase in cash and cash equivalents partially offset by an increase in our pledged securities. Secondary liquidity increased by $781.0 million to $1.85 billion as of December 31, 2020 from $1.07 billion as of December 31, 2019. This increase was primarily due to an increase in BancPlus’ FHLB borrowing capacity in 2020.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $3.973 billion and $2.485 billion and represented 95.7% and 95.9% of total deposits as of December 31, 2020 and December 31, 2019, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources. Although BancPlus’ policy allows the use of brokered deposits, BankPlus did not utilize this funding source during the 2020 and 2019 year to date periods.

BancPlus’ liquidity policy includes both policy limits and policy guidelines for measuring and monitoring liquidity. BancPlus’ policy measures include an Internal Liquidity Ratio, and Internal Liquidity Ratio adjusted for FHLB, an Internal Dependency Ratio adjusted for FHLB and a Maximum Available Funds to Total Assets Ratio. These ratios are calculated monthly. BancPlus also utilizes eleven liquidity guidelines that are reported quarterly. As of December 31, 2020 and December 31, 2019, BancPlus was in compliance with all of its established liquidity guidelines.

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

Due to state banking laws, BankPlus may not declare dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $13.2 million and $9.6 million for the years ended December 31, 2020 and December 31, 2019, respectively, to BancPlus. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

In addition, BancPlus must maintain a capital conservation buffer of 2.5%, consisting of CET1 capital, on top of the risk-based minimum capital ratios. A banking organization with a conservation buffer of less than the required amount of 2.5% will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. Minimum capital requirements, including the capital conservation buffer, to which BankPlus and BancPlus are subject are summarized in the tables below.

Further, under prompt corrective action regulations, an insured depository institution is classified in one of several tiers based on its level of capital and other factors, and may be subject to an escalating series of remedial measures if it is less than “well capitalized.” An institution is deemed “well capitalized” if it satisfies certain capital ratios, summarized in the tables below, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

As of December 31, 2020 and December 31, 2019, BancPlus and BankPlus met all applicable capital adequacy requirements and BankPlus was deemed “well capitalized.” As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated:

	Actual		For Capital Adequacy Purposes (incl. Capital Conservation Buffer)		Required to be Well Capitalized
As of December 31, 2020: (Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$339,936	9.94%	$239,437	7.00%
Tier 1 Capital to Risk-Weighted Assets	390,713	11.42%	290,745	8.50%
Total Capital to Risk-Weighted Assets	485,357	14.19%	359,155	10.50%
Tier 1 Capital to Average Assets	390,713	8.55%	182,853	4.00%

Bank:
CET1 Capital to Risk-Weighted Assets	$387,231	11.36%	$238,629	7.00%	$221,584	6.50%
Tier 1 Capital to Risk-Weighted Assets	387,231	11.36%	289,763	8.50%	272,719	8.00%
Total Capital to Risk-Weighted Assets	423,231	12.42%	357,943	10.50%	340,898	10.00%
Tier 1 Capital to Average Assets	387,231	8.49%	182,531	4.00%	228,164	5.00%

	Actual		For Capital Adequacy Purposes (incl. Capital Conservation Buffer)		Required to be Well Capitalized
As of December 31, 2019: (Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$248,247	10.86%	$160,002	7.00%
Tier 1 Capital to Risk-Weighted Assets	288,247	12.61%	194,288	8.50%
Total Capital to Risk-Weighted Assets	309,747	13.55%	240,003	10.50%
Tier 1 Capital to Average Assets	288,247	9.74%	118,373	4.00%

Bank:
CET1 Capital to Risk-Weighted Assets	$284,513	12.49%	$159,469	7.00%	$148,078	6.50%
Tier 1 Capital to Risk-Weighted Assets	284,513	12.49%	193,641	8.50%	182,250	8.00%
Total Capital to Risk-Weighted Assets	306,013	13.43%	239,203	10.50%	227,813	10.00%
Tier 1 Capital to Average Assets	284,513	9.63%	118,134	4.00%	147,668	5.00%

Recent Accounting Pronouncements

See Note 1 Summary of Significant Accounting Policies in our consolidated financial statements elsewhere in this Annual Report on Form 10-K for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Critical Accounting Policies and Estimates

BancPlus’ consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to its consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect its reported results and financial position for the current period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on BancPlus’ future financial condition and results of operations.
The JOBS Act permits BancPlus an extended transition period for complying with new or revised accounting standards affecting public companies. BancPlus has elected to take advantage of this extended transition period, which means that the financial statements included in this Annual Report on Form 10-K will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as BancPlus remains an emerging growth company or until BancPlus affirmatively and irrevocably opts out of the extended transition period under the JOBS Act.
The following is a discussion of the critical accounting policies and significant estimates that BancPlus believes require BancPlus to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our consolidated financial statements elsewhere in this Annual Report on Form 10-K.
Allowance for Loan Losses

The allowance for loan losses, sometimes referred to as the “allowance,” is established through a provision for loan losses which is charged to expense. Loan losses are charged against the allowance when management determines all or a portion of the loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance for cash received on previously charged-off amounts. If the allowance is considered inadequate to absorb future loan losses on existing loans for any reason, including but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, the provision for loan losses is increased.

A loan is considered impaired when, based on current information and events, it is probable that BancPlus will be unable to collect all amounts due according to the original contractual terms of the loan agreement. The collection of all amounts due according to contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. An impaired loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price, or the fair value of the underlying collateral. The fair value of collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral dependent.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, BancPlus grants a concession to the borrower that BancPlus would not otherwise consider, the related loan is classified as a TDR. BancPlus measures any loss on the TDR in accordance with the guidance concerning impaired loans set forth above. Additionally, TDRs are generally placed on non-accrual status at the time of restructuring and included in impaired loans. These loans are returned to accrual status after the borrower demonstrates performance with the modified terms for a sustained period of time and has the capacity to continue to perform in accordance with the modified terms of the restructured debt.

Investment Securities Impairment

Periodically, BancPlus may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. In any such instance, BancPlus would consider many factors, including the length of time and the extent to which the fair value has been less than the amortized cost basis, the market liquidity for the security, the financial condition and the near-term prospects of the issuer, expected cash flows, and its intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss in securities gains (losses).

The fair values of investment securities are generally determined by various pricing models, monitoring credit ratings and periodic reviews of key metrics. BancPlus evaluates the methodologies used to develop the resulting fair values. BancPlus’ procedures include initial and ongoing review of pricing methodologies and trends. BancPlus seeks to ensure prices represent a reasonable estimate of fair value through the use of broker quotes, current sales transactions from its portfolio and pricing techniques, which are based on the net present value of future expected cash flows discounted at a rate of return market participants would require. As a result of this analysis, if BancPlus determines there is a more appropriate fair value, the price is adjusted accordingly.

Other Real Estate

Other real estate acquired through partial or total satisfaction of loans is initially carried at the fair value less cost to sell at the acquisition, establishing a new cost. Any loss incurred at the date of acquisition is charged to loan loss. Subsequent gains or loss on such assets and related operating income and expenses are reported in current operations when earned or incurred.
Income Tax Accounting

BancPlus uses the asset and liability method of accounting for income taxes as prescribed by GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information indicates it is “more likely than not” that the deferred tax asset will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Accounting for deferred income taxes is a critical accounting estimate because BancPlus exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income, reversing temporary differences which may offset, and the implementation of various tax plans to maximize realization of the deferred tax asset. These judgments and estimates are inherently subjective and reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require BancPlus to record a valuation allowance against its deferred tax assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

BancPlus’ management of interest rate risk is overseen by the ALCO. BancPlus’ risk management infrastructure approved by the BancPlus board of directors outlines reporting and measurement requirements. In particular, this infrastructure establishes limits and management targets for various metrics, including net interest income at risk and economic value of equity at risk, given instantaneous parallel shifts in interest rates. BancPlus’ risk management infrastructure also requires a periodic review of all key assumptions used, such as appropriate interest rate scenarios, loan prepayment rates, and transaction deposit durations.

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

Potential changes to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of December 31, 2020 and December 31, 2019 are presented in the table below (dollars in thousands). The projections assume immediate, parallel shifts down from the December 31, 2020 and December 31, 2019 yield curves of 100 and 200 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide BancPlus with meaningful results and therefore is not presented.

	As of December 31, 2020				As of December 31, 2019
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	17,787	12.5%	113,405	28.7%	7,111	7.1%	51,192	12.9%
200	12,048	8.5%	83,273	21.1%	5,038	5.0%	38,816	9.8%
100	3,052	2.2%	46,093	11.7%	2,650	2.6%	22,030	5.6%
Unchanged	—	—%	—	—%	—	—%	—	—%
-100	(2,676)	(1.9)%	(55,139)	(14.0)%	(3,753)	(3.7)%	(35,734)	(9.0)%
-200	(2,422)	(1.7)%	(78,947)	(20.0)%	(5,613)	(5.6)%	(81,371)	(20.6)%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 12.5% increase in net interest income and a 28.7% increase in EVE as of December 31, 2020, and a 7.1% increase in net interest income and a 12.9% increase in EVE as of December 31, 2019. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced a decrease of 1.9% in net interest income and a 14.0% decrease in EVE as of December 31, 2020, and a 3.7% decrease in net interest income and a 9.0% decrease in EVE as of December 31, 2019. The changes in market risk exposures for the year ended December 31, 2020 compared with year ended December 31, 2019 was primarily the result of the decrease in short term interest rates in 2020 and the effects of our merger with SCC.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BANCPLUS CORPORATION

Financial Statements

December 31, 2020, 2019, and 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
BancPlus Corporation and Subsidiaries
Ridgeland, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BancPlus Corporation and its subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

BKD, LLP

/s/ BKD, LLP

We have served as the Company's auditor since 2008.

Jackson, Mississippi

March 10, 2021

BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31,
	2020	2019
Assets:
Cash and due from banks	$109,233	$45,475
Interest bearing deposits with banks	508,196	267,497
Federal funds sold	20,116	—
Total cash and cash equivalents	637,545	312,972
Securities available for sale	311,373	201,073
Securities held to maturity - fair value: $94,436 - 2020; $179,225 - 2019	93,766	177,854
Loans held for sale	28,684	16,092

Loans	3,378,732	2,078,997
Less: Allowance for loan losses	36,000	21,500
Net loans	3,342,732	2,057,497

Premises and equipment	102,967	75,072
Operating lease right-of-use asset	35,936	39,194
Accrued interest receivable	18,061	11,509
Goodwill	2,616	2,616
Other assets	137,240	85,185
	$4,710,920	$2,979,064
Liabilities:
Deposits	$4,152,810	$2,592,065
Advances from Federal Home Loan Bank and other borrowings	33,771	37,652
Subordinated debentures	111,124	41,238
Operating lease liabilities	37,127	43,578
Accrued interest payable	2,709	1,083
Other liabilities	18,129	11,937
Total liabilities	4,355,670	2,727,553

Redeemable common stock owned by the ESOP	74,278	79,308
Shareholders' equity:
Common Stock, par value $1.00 per share. 40,000,000 authorized; 10,079,277 and 7,652,957 issued and outstanding at December 31, 2020, and 2019, respectively	10,079	7,653
Unearned Employee Stock Ownership Plan compensation	(2,650)	(4,476)
Additional paid-in capital	67,742	811
Retained earnings	273,204	247,241
Accumulated other comprehensive income, net	6,875	282
	355,250	251,511
Less: Redeemable common stock owned by the ESOP	(74,278)	(79,308)
Total shareholders' equity	280,972	172,203
	$4,710,920	$2,979,064

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2020	2019	2018
Interest income:
Interest and fees on loans	$159,678	$111,369	$100,323
Taxable securities	6,967	5,055	5,868
Tax-exempt securities	2,470	3,583	3,993
Interest bearing bank balances and other	1,424	4,401	1,067
Total interest income	170,539	124,408	111,251
Interest expense:
Deposits	14,155	18,438	8,201
Short-term borrowings	2	—	90
Advances from Federal Home Loan Bank	318	324	1,905
Other borrowings	4,041	2,336	2,346
Total interest expense	18,516	21,098	12,542
Net interest income	152,023	103,310	98,709
Provision for loan losses	17,090	586	15,227
Net interest income after provision for loan losses	134,933	102,724	83,482

Other operating income:
Service charges on deposit accounts	23,062	28,039	28,923
Mortgage origination income	8,745	4,569	3,608
Debit card interchange	7,459	6,263	6,083
Securities gains, net	58	76	25
Other income	26,429	18,806	19,056
Total other operating income	65,753	57,753	57,695

Other operating expenses:
Salaries and employee benefits	90,442	65,855	62,747
Net occupancy expenses	13,319	11,653	10,771
Furniture, equipment and data processing expenses	21,201	15,702	13,324
Other expenses	27,331	21,874	41,733
Total other operating expenses	152,293	115,084	128,575

Income before income taxes	48,393	45,393	12,602
Income tax expense	9,210	8,993	189
Net income	$39,183	$36,400	$12,413

Earnings per common share - basic	$4.19	$4.83	$1.66
Earnings per common share - diluted	$4.14	$4.78	$1.64

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$39,183	$36,400	$12,413
Other comprehensive income, net of tax:
Change in unrealized gains on securities available for sale	8,778	1,003	171
Reclassification adjustment - legislative rate change	—	—	(99)
Tax effect	(2,185)	(250)	(43)
Total other comprehensive income, net of tax	6,593	753	29
Comprehensive income	$45,776	$37,153	$12,442

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
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

BancPlus Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)
(continued)

	Common Stock		Unearned ESOP Compensation	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Less: Redeemable common stock owned by the ESOP	Total Shareholders' Equity
	Shares	Amount
December 31, 2019	7,652,957	$7,653	$(4,476)	$811	$247,241	$282	$(79,308)	$172,203

Net income	—	—	—	—	39,183	—	—	39,183
Acquisition of State Capital Corp.	2,453,827	2,454	—	68,707	—	—	—	71,161
Purchase of Company stock	(66,390)	(67)	—	(3,201)	—	—	—	(3,268)
Other comprehensive income, net	—	—	—	—	—	6,593	—	6,593
Issuance of restricted stock	39,155	39	—	(39)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(272)	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	1,474	—	—	—	1,474
Net change fair value of ESOP shares	—	—	—	—	—	—	5,030	5,030
Common stock released by ESOP	—	—	1,826	—	—	—	—	1,826
Dividends declared ($1.40 per share)	—	—	—	—	(13,220)	—	—	(13,220)
December 31, 2020	10,079,277	$10,079	$(2,650)	$67,742	$273,204	$6,875	$(74,278)	$280,972

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income per consolidated statements of income	$39,183	$36,400	$12,413
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	17,090	586	15,227
Depreciation and amortization	6,406	5,180	5,134
Net (gain) loss on sales of premises and equipment	(3,451)	816	478
Net (gain) loss on sales of other real estate	(400)	(311)	2,091
Write-downs of other real estate	301	75	20,526
Deferred income tax (benefit) expense	(51)	5,130	(6,057)
Federal Home Loan Bank stock dividends	(45)	(84)	(262)
Common stock released by ESOP	1,826	985	986
Stock based compensation expense	1,474	738	193
Origination of loans held for sale	(380,588)	(222,655)	(164,582)
Proceeds from loans held for sale	368,499	215,469	168,475
Earnings on bank-owned life insurance	(2,386)	(1,628)	(1,648)
Bargain purchase gain in merger	(1,078)	—	—
Net change in:
Accrued interest receivable and other assets	657	2,961	(664)
Accrued interest payable and other liabilities	(6,001)	5,211	340
Net cash from operating activities	41,436	48,873	52,650

Cash flows from investing activities:
Purchases of securities available for sale	(86,184)	(202,691)	—
Maturities and calls of securities available for sale	146,921	91,318	87,504
Purchases of securities held to maturity	(655)	(20,343)	(22,134)
Maturities, prepayments and calls of securities held to maturity	15,627	134,650	62,823
Net increase in loans	(426,109)	(10,854)	(178,583)
Purchases of premises and equipment	(9,830)	(6,237)	(5,126)
Proceeds from sales of premises and equipment	205	507	270
Proceeds from sales of other real estate	7,654	10,667	9,427
Investment in unconsolidated entities, net	(2,371)	(801)	(470)
Cash received in excess of cash paid for acquisition	75,303	—	—
Proceeds from redemptions of Federal Home Loan Bank stock	2,562	—	10,815
Net cash used in investing activities	(276,877)	(3,784)	(35,474)
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In Thousands)

	Year Ended December 31,
	2020	2019	2018

Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$453,664	$11,188	$16,509
Money market, NOW and savings deposits	138,742	138,568	290,633
Certificates of deposit	(56,012)	(11,103)	25,965
Short-term borrowings	—	—	(100,112)
Proceeds from long-term FHLB advances	—	—	60,852
Payments on long-term FHLB advances	(14,943)	(280)	(235,425)
Proceeds from issuance of subordinated debt	60,000	—	—
Payment of subordinated debt issuance costs	(1,439)	—	—
Payments on other borrowings	(3,500)	(3,500)	(3,500)
Common stock acquired by ESOP	—	(2,499)	—
Shares withheld to pay taxes on restricted stock vesting	(10)	(46)	—
Purchase of Company stock	(3,268)	—	—
Cash dividends paid on common stock	(13,220)	(9,642)	(9,020)
Net cash from financing activities	560,014	122,686	45,902

Net change in cash and cash equivalents	324,573	167,775	63,078

Cash and cash equivalents at beginning of year	312,972	145,197	82,119

Cash and cash equivalents at end of year	$637,545	$312,972	$145,197

Supplemental cash flow information:
Interest paid	$16,890	$21,050	$12,227
Federal and state income tax payments	9,825	1,500	8,300
Acquisition of real estate in non-cash foreclosures	8,688	3,366	8,236
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

Variable Interest Entities

The Company owns interests in limited liability partnerships and 100% of the common stock of five statutory trusts, discussed in Note 13. As defined in applicable accounting standards, these are interests in variable interest entities (“VIE”) for which the Company is not the primary beneficiary. Accordingly, the accounts of the VIEs have not been consolidated into the Company’s financial statements.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include interest and noninterest-bearing cash accounts and federal funds sold. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. The Company had deposits with correspondent banks that exceeded federally insured limits by $65.5 million at December 31, 2020. Net cash flows are reported for customer deposit transactions and short term borrowings. Cash flows from loans are classified at the time according to management’s intent to either sell or hold the loan for the foreseeable future. When management’s intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.

Comprehensive Income

Comprehensive income includes net income reported in the consolidated statements of income and changes in unrealized gain or loss on securities available for sale reported as a component of shareholders' equity. Unrealized gain or loss on securities available for sale, net of deferred income taxes, is the only component of accumulated other comprehensive income (loss) for the Company.

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

A loan is considered impaired, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-10-35 guidance, when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest and principal payments. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Substandard loans 500,000 or greater and not previously coded impaired and all loans previously coded impaired, if the relationship is 500,000 or greater, are individually reviewed for impairment. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of future cash flows discounted at the loan’s original interest rate, or at the fair value of collateral if repayment is expected solely from the collateral. Groups of loans with similar risk characteristics, including individually evaluated loans not determined to be impaired, are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

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

Federal Home Loan Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Company’s investment in member bank stock is carried at cost and included in other assets in the consolidated balance sheets. The carrying value of the Company’s FHLB stock was evaluated and determined not to be impaired for the years ended December 31, 2020 and 2019. Both cash and stock dividends are reported as income.

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

Bank Owned Life Insurance

The Company maintains bank-owned life insurance policies on certain current and former employees, which are recorded at their cash surrender values as determined by the insurance carriers. The appreciation in the cash surrender value of the policies is recognized as a component of other operating income in the Company’s consolidated statements of income.

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance, ASC Topic 740, “Income Taxes”. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. A valuation allowance, if needed, reduces deferred assets to the amount expected to be realized. The Company did not have a valuation allowance recorded with respect to the realization of deferred income taxes at December 31, 2020 or 2019.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Uncertain tax positions are recognized if it is more likely than not that the tax position will be realized or sustained upon examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not recognize any uncertain tax positions at December 31, 2020 or 2019.

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

	Year Ended
(Dollars in thousands)	2020	2019	2018
Net income	$39,183	$36,400	$12,413

Common stock	9,355,980	7,534,302	7,497,081
Effect of dilutive securities	101,497	81,656	92,166
Total weighted average diluted shares	9,457,477	7,615,958	7,589,247

Basic earnings per common shares	$4.19	$4.83	$1.66
Diluted earnings per common shares	$4.14	$4.78	$1.64

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

Accounting Changes and Reclassifications

Some items in the prior year financial statements were reclassified to conform to current presentations. Reclassifications had no effect on prior year net income or shareholders’ equity.

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

Pursuant to the Merger Agreement, holders of SCC common stock received 0.6950 shares of BancPlus common stock, par value $1.00 per share, for each share of SCC common stock, par value $1.25 per share, held immediately prior to the effective time of the Merger, plus cash in lieu of fractional shares. BancPlus issued 2,453,827 shares of common stock to holders of SCC common stock, in addition to approximately $12,000 in lieu of fractional shares. During 2020, the Company incurred approximately $6.4 million of acquisition expenses in connection with the Merger. These expenses are recorded in other expenses and furniture, equipment and data processing expenses in the Company’s Consolidated Statement of Income for the year ended December 31, 2020.

The excess fair value of net assets acquired over cost paid is recorded as a gain on bargain purchase during 2020. The gain on bargain purchase was primarily the result of changes in the value of BancPlus common stock due to the timing of the closing of the Merger relative to when the Merger Agreement was signed and declines in the overall market as a result of the COVID-19 pandemic over that period. The measurement period adjustment during the third quarter of 2020 was the result of a reduction in the value of liabilities assumed in the Merger during refinement of the preliminary valuations disclosed at the time of the Merger. The gain on bargain purchase is recorded in other income in the Company’s Consolidated Statements of Income for the year ended December 31, 2020.

The following table reflects the consideration paid and the fair value allocation of assets acquired and liabilities assumed as of the acquisition date:

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

Revenues and earnings of the acquired company since the Merger date have not been disclosed as it is not practicable as SCC was merged into BancPlus and separate financial information for SCC is not available. The following table presents unaudited pro forma information as if the Merger with SCC had occurred on January 1, 2019. This pro forma information combines the historic consolidated results of operations of BancPlus and SCC after giving effect to certain adjustments, including purchase accounting fair value adjustments and amortization of intangibles, as well as the related income tax effects of those adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Merger occurred on January 1, 2019.

	Year Ended December 31,
(In thousands, except per share data)	2020	2019
Net interest income	$168,499	$152,224
Other operating income	67,405	66,049
Net income available to common shareholders	39,509	52,323
Earnings per common share:
Basic	$3.93	$5.24
Diluted	3.90	5.20

Note 3: Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized Cost	Gross Unrealized		Fair Value
(In thousands)		Gains	Losses
December 31, 2020
U.S. Government agencies	$12,092	$342	$—	$12,434
Residential mortgage-backed securities	181,569	5,644	1	187,212
Commercial mortgage-backed securities	16,793	538	—	17,331
Asset backed securities	13,990	543	86	14,447
Corporate investments	32,750	420	22	33,148
State and political subdivisions	45,025	1,833	57	46,801
Total available for sale	$302,219	$9,320	$166	$311,373

December 31, 2019
U.S. Government agencies	$17,999	$104	$1	$18,102
Residential mortgage-backed securities	175,696	693	510	175,879
Commercial mortgage-backed securities	3,002	8	—	3,010
Corporate investments	4,000	82	—	4,082
Total available for sale	$200,697	$887	$511	$201,073

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized Cost	Gross Unrealized		Fair Value
(In thousands)		Gains	Losses
December 31, 2020
States and political subdivisions	$93,766	$670	$—	$94,436
Total held to maturity	$93,766	$670	$—	$94,436

December 31, 2019
U.S. Government agencies	$5,000	$3	$—	$5,003
Residential mortgage-backed securities	1,071	41	—	1,112
States and political subdivisions	171,783	1,339	12	173,110
Total held to maturity	$177,854	$1,383	$12	$179,225

All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies.

Provided below is a summary of investment securities which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
December 31, 2020:
Available for sale:
Residential mortgage-backed securities	$4,471	$1	$—	$—	$4,471	$1
Commercial mortgage-backed securities	305	—	—	—	305	—
Asset backed securities	2,492	86	—	—	2,492	86
States and political subdivisions	3,028	57	—	—	3,028	57
Corporate investments	9,229	22	—	—	9,229	22
	$19,525	$166	$—	$—	$19,525	$166

December 31, 2019:
Available for sale:
U. S. Government agencies	$—	$—	$4,999	$1	$4,999	$1
Residential mortgage-backed securities	92,323	466	2,240	44	94,563	510
	$92,323	$466	$7,239	$45	$99,562	$511
Held to maturity:
States and political subdivisions	$2,656	$8	$2,766	$4	$5,422	$12
	$2,656	$8	$2,766	$4	$5,422	$12

The number of debt securities in an unrealized loss position decreased from 36 at December 31, 2019 to 13 at December 31, 2020. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2020.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2020:
One year or less	$4,087	$4,108	$15,891	$15,926
After one through five years	21,150	21,692	50,738	50,926
After five through ten years	74,219	76,192	24,247	24,694
After ten years	202,763	209,381	2,890	2,890
	$302,219	$311,373	$93,766	$94,436
December 31, 2019:
One year or less	$10,000	$9,999	$23,318	$23,375
After one through five years	12,312	12,499	68,804	69,035
After five through ten years	5,833	5,787	67,411	68,091
After ten years	172,552	172,788	18,321	18,724
	$200,697	$201,073	$177,854	$179,225

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
December 31, 2020	$251,913	$260,351	$57,110	$57,770

December 31, 2019	$124,854	$125,103	$123,978	$125,241

Note 4: Loans

The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	December 31, 2020	December 31, 2019
Secured by real estate:
Residential properties	$738,340	$555,413
Construction and land development	403,496	230,931
Farmland	217,104	162,991
Other commercial	1,224,633	664,145
Total real estate	2,583,573	1,613,480
Commercial and industrial loans	635,714	333,834
Agricultural production and other loans to farmers	85,469	70,145
Consumer and other loans	73,976	61,538

Total loans before allowance for loan losses	$3,378,732	$2,078,997

Loans are stated at the amount of unpaid principal, before allowance for loan losses. Interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding.

Loan Origination/Risk Management/Credit Concentration - The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company’s board of directors reviews and approves these policies and procedures on a regular basis. Although the Company has a diversified loan portfolio, the Company has concentrations of credit risks related to the real estate market, including residential, commercial, and construction and land development lending. Most of the Company’s lending activity occurs within Mississippi, Alabama and Louisiana.

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

The following table presents the recorded investment in non-accrual loans, segregated by class.

(In thousands)	December 31, 2020	December 31, 2019
Secured by real estate:
Residential properties	$3,869	$2,419
Construction and land development	1,863	390
Farmland	158	—
Other commercial	7,947	9,034
Total real estate	13,837	11,843
Commercial and industrial loans	12	67
Agricultural production and other loans to farmers	85	62
Consumer and other loans	177	187
Total non-accrual loans	$14,111	$12,159

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or more	Total Past Due	Current	Total Loans	Past Due 90 days or more and Accruing

December 31, 2020
Secured by real estate:
Residential properties	$5,836	$2,016	$7,852	$730,488	$738,340	$1,174
Construction and land development	713	3,086	3,799	399,697	403,496	1,843
Farmland	373	779	1,152	215,952	217,104	618
Other commercial	3,956	3,084	7,040	1,217,593	1,224,633	2,417
Total real estate	10,878	8,965	19,843	2,563,730	2,583,573	6,052
Commercial and industrial loans	2,195	135	2,330	633,384	635,714	135
Agricultural production and other loans to farmers	319	15	334	85,135	85,469	15
Consumer loans	444	278	722	73,254	73,976	101
Total	$13,836	$9,393	$23,229	$3,355,503	$3,378,732	$6,303

	Past Due 30-89 Days	Past Due 90 Days or more	Total Past Due	Current	Total Loans	Past Due 90 days or more and Accruing

(In thousands)
December 31, 2019
Secured by real estate:
Residential properties	$6,262	$2,610	$8,872	$546,541	$555,413	$1,745
Construction and land development	688	—	688	230,243	230,931	—
Farmland	253	149	402	162,589	162,991	149
Other commercial	1,227	724	1,951	662,194	664,145	418
Total real estate	8,430	3,483	11,913	1,601,567	1,613,480	2,312
Commercial and industrial loans	375	255	630	333,204	333,834	235
Agricultural production and other loans to farmers	400	20	420	69,725	70,145	20
Consumer loans	795	51	846	60,692	61,538	51
Total	$10,000	$3,809	$13,809	$2,065,188	$2,078,997	$2,618

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

Impaired loans, segregated by class were as follows:

	December 31, 2020
(In thousands)	Principal Balance	Recorded Balance (1)	Related Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$8,474	$5,795	$—
Construction and land development	5,530	3,462	—
Farmland	11,024	10,584	—
Other commercial	8,439	5,149	—
Total real estate	33,467	24,990	—
Commercial and industrial	10,386	9,962	—
Agricultural production and other loans to farmers	156	97	—
Consumer and other loans	216	177	—

Total	44,225	35,226	—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	1,073	1,073	9
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	6,072	6,039	2,028
Total real estate	7,145	7,112	2,037
Commercial and industrial	4,430	4,430	2,158

Total	11,575	11,542	4,195

Total impaired loans	$55,800	$46,768	$4,195

	December 31, 2019
(In thousands)	Principal Balance	Recorded Balance (1)	Related Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$4,789	$3,789	$—
Construction and land development	3,919	2,009	—
Farmland	10,993	10,937	—
Other commercial	3,893	2,400	—
Total real estate	23,594	19,135	—
Commercial and industrial	384	67	—
Agricultural production and other loans to farmers	75	62	—
Consumer loans	211	187	—

Total	24,264	19,451	—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	1,127	1,127	11
Other commercial	10,114	10,076	3,325
Total real estate	11,241	11,203	3,336
Commercial and industrial	427	427	34

Total	11,668	11,630	3,370

Total impaired loans	$35,932	$31,081	$3,370
(1)Recorded balance represents the book value – the contractual principal obligation due from the customer less charge-offs and payments applied.

The average recorded investment and interest recognized for impaired loans for the years ended December 31, 2020 and 2019 are presented below.

	Year Ended December 31,
	2020		2019		2018
(In thousands)	Average Investment	Interest Recognized	Average Investment	Interest Recognized	Average Investment	Interest Recognized
Secured by real estate:
Residential properties	$6,014	$152	$5,013	$151	$4,503	$200
Construction and land development	4,384	127	2,135	175	8,838	234
Farmland	10,515	510	2,831	12	533	—
Other commercial	11,679	249	12,182	108	7,931	289
Total real estate	32,592	1,038	22,161	446	21,805	723
Commercial and industrial	2,136	81	624	30	1,087	28
Agricultural production and other loans to farmers	82		74	—	17	—
Consumer loans	181		93	—	—	—
Total	$34,991	$1,119	$22,952	$476	$22,909	$751

The following table illustrates the impact of modifications classified as TDRs for the periods presented:

(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at Year End
December 31, 2020
Secured by real estate:
Residential properties	1	$200	$183
Construction and land development	1	$95	$—

Total	2	$295	$183

December 31, 2019
Secured by real estate:
Other commercial	2	$7,493	$7,454
Total real estate	2	7,493	7,454
Consumer and other loans	1	188	187

Total	3	$7,681	$7,641

December 31, 2018
Secured by real estate:
Other commercial	1	308	125

Total	1	$308	$125

Although there were additional modifications of terms on some loans, the prevailing modifications during the reported periods were related to converting the loans to interest only for a period of time, reductions in the interest rates, and/or extensions of payment dates or maturity dates. Because the majority of these loans were classified as impaired loans before restructuring, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The Company did not forgive any principal on the above loans. The allowance for loan losses attributable to restructured loans was $2.0 million and $3.3 million at December 31, 2020 and 2019, respectively.

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

The following table summarizes the credit quality of the Company’s loan portfolio by loan class for the period indicated:

(In thousands)	Risk Grades 1-6	Risk Grade 7	Risk Grade 8	Risk Grade 9	Total
December 31, 2020
Secured by real estate:
Residential properties	$721,024	$—	$17,316	$—	$738,340
Construction and land development	401,347	—	2,149	—	403,496
Farmland	205,211	—	11,893	—	217,104
Other commercial	1,209,365	—	15,041	227	1,224,633
Total real estate	2,536,947	—	46,399	227	2,583,573
Commercial and industrial	619,086	51	16,526	51	635,714
Agricultural production and other loans to farmers	85,197	91	181	—	85,469
Consumer and other loans	73,560	—	416	—	73,976
Total	$3,314,790	$142	$63,522	$278	$3,378,732

(In thousands)	Risk Grades 1-6	Risk Grade 7	Risk Grade 8	Risk Grade 9	Total
December 31, 2019
Secured by real estate:
Residential properties	$540,933	$177	$14,303	$—	$555,413
Construction and land development	229,933	388	610	—	230,931
Farmland	151,354	—	11,637	—	162,991
Other commercial	645,891	—	18,254	—	664,145
Total real estate	1,568,111	565	44,804	—	1,613,480
Commercial and industrial	331,693	—	2,060	81	333,834
Agricultural production and other loans to farmers	69,854	—	291	—	70,145
Consumer and other loans	61,220	—	318	—	61,538
Total	$2,030,878	$565	$47,473	$81	$2,078,997

Transactions in the allowance for loan losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
December 31, 2020
Allowance for loan losses:
Balance, beginning of year	$2,773	$10,766	$5,568	$1,135	$1,258	$21,500
Provision for loan losses	3,951	11,380	2,369	648	(1,258)	17,090
Recoveries on loans	212	492	353	3,324	—	4,381
Loans charged off	(599)	(2,475)	(390)	(3,507)	—	(6,971)

Balance, end of year	$6,337	$20,163	$7,900	$1,600	$—	$36,000

Allowance Balances:
Individually evaluated for impairment	$2,158	$2,028	$9	$—	$—	$4,195
Collectively evaluated for impairment	4,179	18,135	7,891	1,600	—	31,805

Ending balance	$6,337	$20,163	$7,900	$1,600	$—	$36,000

Loan Balances:
Individually evaluated for impairment	$14,392	$25,234	$6,868	$274	$—	$46,768
Collectively evaluated for impairment	621,322	1,819,999	731,472	159,171	—	3,331,964

Ending balance	$635,714	$1,845,233	$738,340	$159,445	$—	$3,378,732

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
December 31, 2019:
Allowance for loan losses:
Balance, beginning of year	$3,203	$12,920	$5,358	$1,134	$1,885	$24,500
Provision for loan losses	(386)	(1,758)	1,064	2,293	(627)	586
Recoveries on loans	428	633	529	3,236	—	4,826
Loans charged off	(472)	(1,029)	(1,383)	(5,528)	—	(8,412)

Balance, end of year	$2,773	$10,766	$5,568	$1,135	$1,258	$21,500

Allowance Balances:
Individually evaluated for impairment	$34	$3,325	$11	$—	$—	$3,370
Collectively evaluated for impairment	2,739	7,441	5,557	1,135	1,258	18,130

Ending balance	$2,773	$10,766	$5,568	$1,135	$1,258	$21,500

Loan Balances:
Individually evaluated for impairment	$494	$25,422	$4,916	$249	$—	$31,081
Collectively evaluated for impairment	333,340	1,032,645	550,497	131,434	—	2,047,916

Ending balance	$333,834	$1,058,067	$555,413	$131,683	$—	$2,078,997

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
December 31, 2018:
Allowance for loan losses:
Balance, beginning of year	$2,856	$7,700	$6,000	$782	$1,662	$19,000
Provision for loan losses	1,577	9,866	411	3,150	223	15,227
Recoveries on loans	264	511	268	2,818	—	3,861
Loans charged off	(1,494)	(5,157)	(1,321)	(5,616)	—	(13,588)

Balance, end of year	$3,203	$12,920	$5,358	$1,134	$1,885	$24,500

Note 6: Premises and Equipment

The following is a summary of premises and equipment.

(In thousands)	December 31, 2020	December 31, 2019
Land	$27,023	$20,208
Bank premises	72,561	54,895
Leasehold improvements	13,572	13,092
Data processing equipment	34,708	33,915
Furniture and other equipment	44,103	40,491
	191,967	162,601
Less accumulated depreciation and amortization	(89,000)	(87,529)
	$102,967	$75,072

Depreciation and amortization expense for premises and equipment totaled $6.4 million in 2020, $5.1 million in 2019, and $4.9 million in 2018.

Note 7: Other Assets

The following is a summary of other assets.

(In thousands)	December 31, 2020	December 31, 2019
Amortized intangible assets	$5,823	$366
Other real estate owned	6,754	4,851
Cash value of life insurance	91,284	61,220
Federal Home Loan Bank stock	2,557	2,585
Deferred income tax	2,516	409
Investment in statutory trusts	1,703	1,238
Other	26,603	14,516
	$137,240	$85,185

As a condition to borrowing funds from the FHLB, the Bank is required to purchase stock in the FHLB. No ready market exists for the stock, and it has no quoted fair value. The investment in FHLB stock can only be redeemed by the FHLB at face value.

Intangible assets with a determinable useful life are amortized to other operating expense over their respective useful lives. Core deposit intangibles and acquired customer relationships are amortized over 15 years and non-competition intangibles are amortized over 3 years.

The following is a summary of amortized intangible assets:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2020
Core deposit intangibles	$6,901	$1,375	$5,526
Acquired customer relationships	1,415	1,118	297
Non-compete agreements	90	90	—
	$8,406	$2,583	$5,823

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2019
Core deposit intangibles	$855	$855	$—
Acquired customer relationships	1,415	1,049	366
Non-compete agreements	90	90	—
	$2,360	$1,994	$366

Amortization expense of intangible assets having determinable useful lives amounted to $559,000, $93,000, and $93,000 for the years ended December 31, 2020, 2019, and 2018, respectively. The future amortization schedule for the Company’s intangible assets is as follows:

(In thousands)
2021	$723
2022	709
2023	692
2024	673
2025	650
After 2025	2,376
$5,823

Note 8: Leases

The Company adopted FASB ASU No. 2016-02 — Leases (Topic 842) as of January 1, 2019, and recognized a $5.2 million cumulative effect adjustment debit, net of tax, to retained earnings. The Company elected the package of practical expedients, which among other things, does not require reassessment of lease classification.

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

Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company’s leases do not include an implicit rate, so the Company uses an estimated incremental borrowing rate which is derived from information available at the lease commencement date when determining the present value of lease payments.

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

	Year Ended December 31,
	2020	2019
Lease weighted averages:
Weighted average remaining lease term (years) - operating leases	11.99	16.27
Weighted average discount rate - operating leases	5.00%	5.00%

	Year Ended December 31,
(In thousands)	2020	2019
Lease expense:
Operating lease expense	$5,112	$5,122
Variable lease expense	508	419
Short-term lease expense	165	65
Sublease income	(8)	(35)
Total lease expense	$5,777	$5,571

Maturities of operating lease liabilities were as follows:

(In thousands)	December 31, 2020
Year 1	$4,626
Year 2	4,464
Year 3	4,362
Year 4	4,218
Year 5	4,295
Thereafter	29,777
Total lease payments	51,742
Less: Imputed interest	(14,615)
Total lease obligation	$37,127

Supplemental cash flow related to leases was:

	Year Ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$4,683	$4,950
ROU assets obtained in exchange for lease obligations:
Operating leases	$214	$43,070
Reduction to ROU assets resulting from reductions to lease obligations:
Operating leases	$3,028	$3,876

During the year ended December 31, 2020, the Company recognized $3.8 million of gains from lease sales transactions.

The Company has entered into three leases that have not yet commenced, but create significant rights and obligations including constructing leasehold improvements. The total of future payments on these leases is $3.3 million.

Note 9: Other Real Estate Owned

Other real estate owned activity was as follows:

(In thousands)	December 31, 2020	December 31, 2019
Beginning balance	$4,851	$11,916
Additions	9,491	3,366
Proceeds from sales	(7,687)	(10,667)
Write-downs	(301)	(75)
Net gain (loss) on sales	400	311
Balance at end of period	$6,754	$4,851

Note 10: Deposits

The following is a summary of the Company’s deposits.

(In thousands)	December 31, 2020	December 31, 2019
Noninterest-bearing	$1,230,868	$637,377
Interest bearing:
Money market, NOW and savings accounts	2,227,979	1,569,970
Certificates of deposit of $250,000 or more	192,188	110,291
Other certificates of deposit	501,775	274,427
Total interest bearing	2,921,942	1,954,688
Total deposits	$4,152,810	$2,592,065

Scheduled maturities of certificates of deposits are as follows:

(In thousands)	December 31, 2020
2021	$493,332
2022	106,874
2023	50,012
2024	29,505
2025	14,220
After 2025	20
$693,963

Note 11: Short-term Borrowings

The following is a summary of the Company’s short-term borrowings.

	Balances Outstanding			Weighted Average Rate
(In thousands)	Maximum Month End	Average Daily	At Period End	During Period	At Period End
December 31, 2020:
Federal funds purchased	$—	$150	$—	1.07%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%

	$—	$150	$—

December 31, 2019:
Federal funds purchased	$—	$—	$—	—%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%

	$—	$—	$—

Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U. S. Government agency securities. As of December 31, 2020, the Company had unsecured federal funds lines with available commitments totaling $228.0 million.

Note 12: Advances from Federal Home Loan Bank and Other Borrowings

The Bank has advances from the FHLB which are collateralized by a blanket lien on first mortgage and other qualifying loans. The following is a summary of these advances.

(Dollars in thousands)	December 31, 2020	December 31, 2019
Balance:
Single payment advances	$20,000	$20,000
Amortizing advances	646	1,027

	$20,646	$21,027

Range of interest rates:
Single payment advances	1.42% - 1.53%	1.42% - 1.53%
Amortizing advances	2.06% - 2.94%	1.10% - 2.94%

Range of maturities:
Single payment advances	2027	2027
Amortizing advances	2021 - 2028	2020 - 2028

The Bank may not prepay single payment advances without paying a prepayment penalty. These advances are subject to quarterly calls until maturity by the FHLB. The Company had $1.41 billion as of December 31, 2020 and $711.6 million as of December 31, 2019 available in additional short and long-term borrowing capacity from the FHLB of Dallas.

At December 31, 2020 and 2019, the Company had the ability to draw additional borrowings of $211.4 million and $206.8 million, respectively, from the Federal Reserve Bank of St Louis. The ability to draw borrowings is based on loan collateral pledged with principal balances of $253.7 million and $248.8 million as of December 31, 2020 and 2019, respectively, subject to the approval from the Board of Governors of the Federal Reserve System.

In October 2016, the Company entered into a five-year loan agreement with a correspondent bank under which the Company borrowed $35.0 million in connection with the redemption of its preferred stock. The Company pledged 100% of its shares of BankPlus stock as collateral for the loan. The loan requires quarterly principal reductions of $875,000 and quarterly interest payments, at a 3.75% annual rate, beginning December 31, 2018. The balance outstanding on this loan was $13.1 million and $16.6 million as of December 31, 2020 and 2019, respectively.

Required principal payments on FHLB advances and other borrowings are as follows.

(In thousands)	December 31, 2020	December 31, 2019
2021	$13,171	$3,647
2022	395	13,307
2023	110	433
2024	—	157
2025	—	—
Thereafter	20,095	20,108
	$33,771	$37,652

Note 13: Subordinated Debentures and Trust Preferred Securities

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and will be amortized over the life of the Notes. The Notes will initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company intends to use the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

The following is a summary of debentures payable to statutory trusts.

(Dollars in thousands)	Year of Maturity	Interest Rate	December 31, 2020	December 31, 2019
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$—
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	—
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	—
			$56,703	$41,238

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at December 31, 2020 due to the remaining purchase discount of $4.2 million, which was established upon the Merger with SCC and is being amortized over the life of the debentures.

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

Note 14: Shareholders’ Equity

In March 2019, the Company’s board of directors amended its Articles of Incorporation to reclassify the existing Class A Voting Common Stock and Class B Nonvoting Common Stock into a single class of $1.00 Par Value per Share Common Stock. This reclassification had no effect on share count or total shareholders’ equity.

Additionally, in March 2019, the Company’s board of directors authorized 10,000,000 shares of preferred stock with no par value, which may be issued from time to time and in one or more classes or series upon authorization of the board of directors. At December 31, 2020, there were zero shares of preferred stock issued and outstanding.

Note 15: Other Operating Income and Other Operating Expenses

Significant components of other operating income are summarized as follows.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Income from fiduciary activities	$4,500	$4,709	$4,883
ATM income	5,389	4,548	4,396
Brokerage and insurance fees and commissions	3,766	3,516	3,862
Other real estate income and gains	761	1,028	370
Life insurance income	2,386	1,628	1,648
Community Development Financial Institutions grants	823	960	1,317
Other	8,804	2,417	2,580
	$26,429	$18,806	$19,056

Significant components of other operating expenses are summarized as follows

	Year Ended December 31,
(In thousands)	2020	2019	2018
Advertising and marketing	$3,968	$3,536	$3,617
Other real estate expenses and losses	889	1,250	23,373
FDIC and State insurance assessments	2,085	851	1,147
Professional fees	6,272	3,200	2,140
Acquisition expense	—	—	—
Security expense	831	1,045	1,110
Supplies	1,023	805	888
Other	12,263	11,187	9,458
	$27,331	$21,874	$41,733

Note 16: Employee Benefits

The Company has an Employee Stock Ownership Plan (“ESOP”) that covers all employees of the Bank who are 21 years of age and work in a position requiring at least one thousand hours of service annually. The plan also has 401(k) provisions that allow for employee tax deferred contributions. Participants may make contributions to the ESOP in accordance with applicable regulations and the ESOP’s provisions. The Company makes a 3% “safe harbor” matching contribution, plus an additional matching contribution equal to 50% of the next 2% of an employee’s salary deferral contributions in excess of 3%. Additional contributions are made to the ESOP at the discretion of the board of directors. Total contribution expenses related to the ESOP were $3.2 million in 2020, $2.6 million in 2019, and $2.5 million in 2018.

The ESOP owned 1,499,459 and 1,434,625 shares of the Company's common stock at December 31, 2020 and 2019, respectively. The ESOP entered into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of company stock that were sold by participants in accordance with diversification provisions of the ESOP. A total of 176,786 shares were repurchased through 2011, 77,000 shares were repurchased under this program in 2012, and 27,594 shares were repurchased in 2019. These unallocated shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares that are used to repay the loan are treated as compensation expense.

The following table presents information related to the Company’s ESOP-owned shares.

(Dollars in thousands)	December 31, 2020	December 31, 2019
Allocated shares	1,449,335	1,355,699
Unearned shares	50,124	78,926
Total ESOP shares	1,499,459	1,434,625

Fair value of unearned shares	$2,569	$4,617

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Comp any will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the consolidated balance sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with SEC guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third-party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the consolidated statements of changes of shareholders’ equity. The fair value of shares held by the ESOP at December 31, 2020 was $74.3 million, based on the Company’s previously disclosed appraised value of $51.25 per share of common stock. The fair value of shares held by the ESOP at December 31, 2019 was $79.3 million, based on the Company’s previously disclosed appraised value of $58.50 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. In particular, the COVID-19 pandemic has had a significant impact on the trading markets for equity securities, including the value of equity securities of banking institutions. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

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

In connection with the Merger, all shares of SCC common stock held in the State Bank ESOP were converted into shares of the Company’s common stock using the exchange ratio provided for in the Merger Agreement. Distributions from the State Bank ESOP may be either in cash or Company common stock. The shares of Company common stock distributed by the State Bank ESOP are subject to a put option so long as the Company is not publicly traded and the valuation obtained for purposes of the ESOP is used to determine the put option price under the State Bank ESOP. As of December 31, 2020, the State Bank ESOP held 52,204 shares of Company common stock.

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

State Bank Defined Benefit Pension Plan

As a result of the Merger, the Company assumed the Mississippi Southern Bank Pension Plan (“State Bank Pension Plan”), a defined benefit pension plan which was closed to new participants and benefits were frozen effective as of December 31, 2002. While no additional benefits accrue, the Company’s cumulative obligation is subject to adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the annual period ended December 31, 2020 were not material to the Company’s consolidated statements of income. The Company plans to file a determination letter with the IRS to seek approval of termination. Upon receipt of a favorable determination letter from the IRS, the Company will distribute all assets held by the State Bank Pension Plan in accordance with its terms.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 17: Income Taxes

Significant components of income tax expense (benefit) are as follows.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current:
Federal	$7,365	$3,095	$5,050
State	1,896	768	1,196
	9,261	3,863	6,246
Deferred:
Federal	45	4,152	(4,773)
State	(96)	978	(1,284)
	(51)	5,130	(6,057)
	$9,210	$8,993	$189

The differences between actual income tax expense and the expected amount computed using the applicable Federal rate are summarized as follows.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Amount computed on earnings before income taxes	$10,150	$9,532	$2,562
Tax effect of:
Income from tax-exempt investments, net of disallowed interest deduction	(486)	(701)	(789)
Bargain purchase gain	(226)	—	(70)
State income taxes, net of Federal tax benefit	1,422	1,380	—
Life insurance income	(445)	(341)	(345)
Qualified School Construction Bond credits	(854)	(854)	(854)
Low Income Housing Tax credits	(221)	(221)	(221)
Non-deductible expense	384	337	73
Sale of foreclosed right-of-use asset	(809)	—	—
Other, net	295	(139)	(167)
	$9,210	$8,993	$189

The components of net deferred tax assets (liabilities) are presented in the table below. With limited exception, the Company is no longer subject to income tax examinations by tax authorities for years before 2017.

(In thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Allowance for loan losses	$9,157	$5,481
Other real estate	1,243	1,488
Investment securities	409	—
Amortization of intangibles	—	187
Restricted stock	202	131
Loan yield and credit mark on loans	2,691	—
Deposit yield mark	1,211	—
Accrued expenses	715	443
Other	35	—
Total deferred tax assets	15,663	7,730

Deferred tax liabilities:
Depreciation of premises and equipment	(7,067)	(5,918)
Federal Home Loan Bank stock dividends	(85)	(85)
Investment securities	—	(56)
Partnership income	(371)	(70)
Prepaid expenses	(1,059)	(1,079)
Amortization of intangibles	(1,219)	—
Subordinated debt yield mark	(1,067)	—
Unrealized gain on securities available for sale	(2,279)	(94)
Other	—	(19)
Total deferred tax liabilities	(13,147)	(7,321)

Net deferred tax assets	$2,516	$409

The net deferred tax assets of $2.5 million and $409,000 at December 31, 2020 and 2019, respectively, are included in other assets on the consolidated balance sheets.

Note 18: Commitments and Contingencies

Litigation

On March 20, 2019, a complaint (the “Complaint”), Mills v. BankPlus, et al., Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as Court-appointed Receiver for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”), naming BankPlus, three former BankPlus employees, one current BankPlus employee and other defendants, including defendants affiliated and unaffiliated with BankPlus (“Defendants”). The Complaint seeks to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber. A brief description of the cause of action on the cover sheet filed with the Complaint includes securities, civil conspiracy, aiding and abetting, negligence, and other possible causes of action. The amount of damages (including punitive damages) requested against the Defendants in the Complaint is unspecified. As of February 15, 2021, the plaintiff, Mills, has filed an Amended Complaint. Answers and/or Motions to Dismiss the Amended complaint have been filed by the defendants. Discovery is currently stayed in the case pending resolution of the Motions to Dismiss; however, the parties to that appeal recently reached a settlement of all claims announced December 30, 2020 and the court held a hearing on their motion to approve the settlement on February 23, 2021 in which it indicated that it will lift the stay if it approves the settlement.

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

	December 31, 2020	December 31, 2019
Loan commitments to extend credit	$974,069	$476,936
Standby letters of credit	7,139	4,853

The Bank makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $81.5 million and $17.5 million at December 31, 2020 and 2019, respectively. These commitments are accounted for as derivatives and marked to fair value through income. The Bank also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. These forward sales agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through income. The Bank had $122.5 million and $39.1 million in locked forward sales agreements in place at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, derivatives with a positive fair value of $191,000 and $40,000, respectively, were included in other assets and derivatives with a negative fair value of $371,000 and $73,000, respectively, were included in other liabilities.

Note 19: Regulatory Matters

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

The U.S. capital rules, which in substance adopted the international Basel III Capital Rules and accordingly are referred to as the Basel III rules, became effective for both the Company and Bank on January 1, 2015, and were fully phased in as of January 1, 2019. The Basel III rules require banking institutions to comply with three minimum risk-based capital ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital, and total capital, as well as a minimum leverage ratio based on Tier 1 capital.

Under the Basel III rules, the Company must maintain a capital conservation buffer of CET1 capital above the minimum risk-based capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. If, after deducting the buffer amount from its CET1 capital, Tier 1 capital, and total capital, any of these amounts results in a risk-based capital ratio below the minimum, a banking institution will face constraints on dividends, equity repurchases and discretionary compensation based on the amount of the shortfall. The capital conservation buffer, which was 2.50% at December 31, 2020 and December 31, 2019, is included in the minimum capital requirements relative to risk-weighted assets in the following table. Management believes as of December 31, 2020 and December 31, 2019, the Company and the Bank met Basel III minimum capital requirements to which they are subject.

The Bank is also subject to capital requirements under the prompt corrective action regime. As of December 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. To be categorized as well capitalized, an insured depository institution must maintain certain ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets. There are no conditions or events since that notification that management believes have changed the Bank’s category. The amounts of the Bank’s capital relative to the standards for well capitalized status are set forth in the following table.

The Company’s and the Bank’s CET1 capital includes total common equity reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. In connection with the adoption of Basel III, the Company elected to opt out of the requirement to include most components of accumulated other comprehensive income (loss) in its CET1 capital.

Tier 1 capital includes CET1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2020 and December 31, 2019 included $50.8 million and $40.0 million of trust preferred securities issued by the trusts (net of investment in the trusts), respectively. The Bank did not have any additional Tier 1 capital beyond CET1 capital as of December 31, 2020 and December 31, 2019.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. In addition, Tier 2 capital for the Company includes $58.6 million of subordinated debentures, net of issuance cost, that were issued in the second quarter of 2020. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III.

The following table presents actual and required capital ratios for the Company and the Bank under the Basel III rules and prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes (incl. Capital Conservation Buffer)		Required to be Well Capitalized

(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2020:
Company:
CET1 Capital to Risk-Weighted Assets	$339,936	9.94%	$239,437	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	390,713	11.42%	290,745	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	485,357	14.19%	359,155	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	390,713	8.55%	182,853	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$387,231	11.36%	$238,629	7.00%	$221,584	6.50%
Tier 1 Capital to Risk-Weighted Assets	387,231	11.36%	289,763	8.50%	272,719	8.00%
Total Capital to Risk-Weighted Assets	423,231	12.42%	357,943	10.50%	340,898	10.00%
Tier 1 Capital to Average Assets	387,231	8.49%	182,531	4.00%	228,164	5.00%

December 31, 2019:
Company:
CET1 Capital to Risk-Weighted Assets	$248,247	10.86%	$160,002	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	288,247	12.61%	194,288	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	309,747	13.55%	240,003	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	288,247	9.74%	118,373	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$284,513	12.49%	$159,469	7.00%	$148,078	6.50%
Tier 1 Capital to Risk-Weighted Assets	284,513	12.49%	193,641	8.50%	182,250	8.00%
Total Capital to Risk-Weighted Assets	306,013	13.43%	239,203	10.50%	227,813	10.00%
Tier 1 Capital to Average Assets	284,513	9.63%	118,134	4.00%	147,668	5.00%

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

Note 20: Fair Value

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

Level 1
Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access as of the measurement date

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3
Unobservable inputs that are significant to the fair value of the assets or liabilities that reflect a company’s own assumptions about the assumptions that market participants would use in pricing assets or liabilities

Management monitors the availability of observable market data to assess the appropriate classification of assets and liabilities within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers of financial instruments between fair value levels during the years ended December 31, 2020 and 2019.

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

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	Fair Value	Fair Value Measurements Using
(In thousands)		Level 1	Level 2	Level 3
December 31, 2020
U.S. Government agencies	$12,434	$—	$12,434	$—
Residential mortgage-backed securities	187,212	—	187,212	—
Commercial mortgage-backed securities	17,331	—	17,331	—
Asset backed securities	14,447	—	14,447	—
Corporate investments	33,148	—	33,148	—
State and local political subdivisions	46,801	—	46,801	—
Total securities available for sale	$311,373	$—	$311,373	$—

December 31, 2019
U.S. Government agencies	$18,102	$—	$18,102	$—
Residential mortgage-backed securities	175,879	—	175,879	—
Commercial mortgage-backed securities	3,010	—	3,010	—
Corporate investments	4,082	—	4,082	—
Total securities available for sale	$201,073	$—	$201,073	$—

There were no transfers between Level 1, 2 or 3 during the periods shown above.

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair Value	Fair Value Measurements Using
(In thousands)		Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses:
December 31, 2020	$42,573	$—	$—	$42,573
December 31, 2019	$27,711	$—	$—	$27,711

Other real estate:
December 31, 2020	$6,754	$—	$—	$6,754
December 31, 2019	$4,851	$—	$—	$4,851

There were no transfers between Level 1, 2 or 3 during the periods shown above.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2020
Impaired loans, net of specific allowance	$42,573	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate	$6,754	Third-party and in-house appraisals	Selling costs	5% - 10%	6%
December 31, 2019
Impaired loans, net of specific allowance	$27,711	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate	$4,851	Third-party and in-house appraisals	Selling costs	5% - 10%	6%

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

The following table presents estimated fair values of the Company’s financial instruments that are not recorded at fair value:

	December 31, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$637,545	$637,545	$312,972	$312,972
Level 2 inputs:
Securities held to maturity	93,766	94,436	177,854	179,225
Federal Home Loan Bank stock	2,557	2,557	2,585	2,585
Accrued interest receivable	18,061	18,061	11,509	11,509
Level 3 inputs:
Loans held for sale	28,684	28,684	16,092	16,092
Loans, net	3,342,732	3,348,872	2,057,497	2,050,169

Financial liabilities:
Level 2 inputs:
Deposits	4,152,810	4,153,402	2,592,065	2,593,910
Advances from FHLB and other borrowings	33,771	34,941	37,652	37,298
Subordinated debentures	111,124	111,124	41,238	41,238
Accrued interest payable	2,709	2,709	1,083	1,083

Note 21: Related Party Transactions

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

The following is a summary of loans made to such borrowers.

(In thousands)	December 31, 2020	December 31, 2019
Beginning balance	$17,804	$16,886
Advances	5,578	6,145
Payments	(7,476)	(5,227)
Ending balance	$15,906	$17,804

The Bank had commitments to extend credit to these related parties amounting to $2.4 million and $1.3 million at December 31, 2020 and 2019, respectively.

In addition, one of the Company’s directors serves as Chairman of the board of directors for an entity that provides insurance services to the Company. For the years ended December 31, 2020, 2019, and 2018 the Company paid $1.4 million, $1.2 million, and $1.2 million, respectively, for these policies.

Note 22: Stock Based Compensation

Under the Company’s long-term incentive program, officers and directors are eligible to receive equity-based awards under the 2018 Long-Term Incentive Plan (“LTIP”). In connection with awards granted under the 2018 LTIP, a maximum of 250,000 shares of BancPlus common stock may be issued. As of December 31, 2020, 136,272 shares of BancPlus common stock were available for issuance under the 2018 LTIP Plan. The awards may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalent rights, performance unit awards, or any combination thereof. During the years ended December 31, 2020, 2019, and 2018 restricted stock awards (“RSA”) were granted for 39,155, 61,880, and 12,693 shares of common stock, respectively. RSAs granted under the LTIP generally vest over one to five years. Nonvested restricted stock awards are included in the Company’s common stock outstanding. Compensation expense for RSAs granted under the LTIP is recognized over the vesting period of the awards based on the fair value of the stock at the grant date, with forfeitures recognized as they occur.

Stock based compensation that has been charged against income was $1.5 million, $738,000, and $193,000 for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, there was $3,370 of total unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 3.1 years.

A summary of our equity-based award activity and related information for our RSAs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2018	—	$—
Granted	12,693	53.00
Vested	—	—
Forfeited	—	—
December 31, 2018	12,693	53.00
Granted	61,880	53.75
Vested	(5,476)	53.00
Forfeited	—	—
December 31, 2019	69,097	53.67
Granted	39,155	45.36
Vested	(17,143)	51.03
Forfeited	—	—
December 31, 2020	91,109	$50.60

Note 23: Summarized Financial Information of BancPlus Corporation

Summarized financial information of BancPlus Corporation (parent company only) is as follows.

Balance Sheets

(In thousands)	December 31, 2020	December 31, 2019
Assets
Cash	$61,820	$14,028
Investment in banking subsidiary	402,545	287,777
Due from Oakhurst Development, Inc.	31,698	31,898
Equity in undistributed loss of Oakhurst Development, Inc.	(22,547)	(26,253)
Investment in statutory trusts	1,704	1,238
Other assets	5,805	919
	$481,025	$309,607
Liabilities and Shareholders' Equity
Liabilities:
Subordinated debentures payable to statutory trusts	$111,124	$41,238
Accrued interest payable	227	88
Deferred income taxes	1,299	—
Note payable	13,125	16,625
Other liabilities	—	145
Total liabilities	125,775	58,096
Redeemable common stock owned by ESOP	74,278	79,308
Shareholders' equity, net of ESOP owned shares	280,972	172,203
	$481,025	$309,607

Statements of Income

	Year Ended December 31,
(In thousands)	2020	2019	2018
Income:
Dividends from banking subsidiary	$22,050	$18,000	$16,200
Equity in undistributed income of banking subsidiary	20,181	22,078	4,188
Equity in undistributed loss of Oakhurst Development, Inc.	3,706	(265)	(5,852)
Other income	36	48	44
Total income	45,973	39,861	14,580

Expenses:
Interest expense	2,741	719	850
Other expenses	5,583	3,461	2,021
Total expenses	8,324	4,180	2,871

Income before income taxes	37,649	35,681	11,709
Income tax benefit	1,534	719	704
Net Income	$39,183	$36,400	$12,413

Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2020	2019	2018

Net income	$39,183	$36,400	$12,413

Other comprehensive income, net of tax:
Change in unrealized gains on securities available for sale	8,778	1,003	171
Reclassification adjustment - legislative rate change	—	—	(99)
Tax effect	(2,185)	(250)	(43)
Total other comprehensive income, net of tax	6,593	753	29
Comprehensive income	$45,776	$37,153	$12,442

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$39,183	$36,400	$12,413
Adjustments to reconcile net income to net cash from operating activities:
Common stock released by ESOP	1,826	985	986
Stock based compensation expense	1,474	105	193
Equity in undistributed income of banking subsidiary	(20,181)	(22,078)	(4,188)
Equity in undistributed loss of Oakhurst Development, Inc.	(3,706)	265	5,852
Other, net	(2,453)	108	(797)
Net cash from operating activities	16,143	15,785	14,459

Cash flows from investing activities:
Acquisition of State Capital Corp.	(7,115)	—	—
Investment in Oakhurst Development, Inc.	201	2,312	3,017
Net cash from (used in) investing activities	(6,914)	2,312	3,017

Cash flows from financing activities:
Payments on other borrowings	(3,500)	(3,500)	(3,500)
Common stock acquired by ESOP	—	(2,499)	—
Proceeds from issuance of subordinated debt	60,000	—	—
Payment of subordinated debt issuance costs	(1,439)	—	—
Purchase of Company stock	(3,268)	—	—
Shares withheld to pay taxes on restricted stock vesting	(10)	(46)	—
Cash dividends paid on common stock	(13,220)	(9,642)	(9,020)
Net cash from (used in) financing activities	38,563	(15,687)	(12,520)

Net change in cash and cash equivalents	47,792	2,410	4,956

Cash at beginning of year	14,028	11,618	6,662

Cash at end of year	$61,820	$14,028	$11,618

Note 24: COVID-19

In response to the economic impact of the COVID-19 pandemic, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. It contains substantial lending, tax and spending provisions, including the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed by banks. On April 24, 2020, Congress enacted the Paycheck Protection Program and Healthcare Enhancement Act (the “Enhancement Act”) to, among other things, increase the available funding under the PPP by $310 billion to a total of $659 billion. The deadline for the first round of loan applications was August 8, 2020. The Consolidated Appropriations Act, 2021, provided additional funding for the PPP of approximately $284 billion and allows eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. PPP loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The Small Business Administration (“SBA”) manages and backs the PPP. If a loan is fully forgiven, SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by SBA. In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to the Company, which the Company must review and forward to the SBA. The SBA began approving forgiveness applications on August 10, 2020. As of December 31, 2020, 724 BankPlus loans totaling $92.8 million had been forgiven and paid by the SBA or the customer. As of December 31, 2020, the Company held 3,529 loans for customers under the PPP, totaling approximately $205.3 million. The loans have maturities ranging from April 2022 to August 2025. The Company expects to recognize total fee income of approximately $11.7 million over the lives of the loans.

The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance for federally backed mortgage loans.

The CARES Act and related guidance from the federal banking agencies also provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs, to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not subject to TDR accounting requirements under GAAP. Additionally, under April 2020 interagency guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. The federal banking agencies also have encouraged banks to work with their borrowers to modify loans as may be appropriate. As of December 31, 2020, the Company had granted temporary modifications on 2,437 outstanding loans totaling approximately $860.0 million, or 25% of total outstanding loans, primarily secured by 1-4 family residences and multi-tenant retail commercial real estate. As of December 31, 2020, 29 loans totaling $51.0 million, or 1.5% of the Company’s loan portfolio, were still in deferment.

Economic uncertainties have arisen which may negatively affect the financial position, results of operations and cash flows of the Company. The duration of these uncertainties and ultimate financial effects cannot be reasonably estimated at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based upon their evaluation as of December 31, 2020, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “2013 Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2020, based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

BancPlus has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers. A copy of the Code of Ethics is attached hereto as Exhibit 14.1.

Board of Directors

The BancPlus board of directors is divided into three classes, with each director serving a three-year term and until his or her successor is elected or qualified, or until his or her earlier death, resignation or removal. The election of directors is staggered so that approximately one-third of the BancPlus board of directors is elected at each annual meeting. The terms of the Class II directors expire at the 2021 annual meeting and will be submitted for re-election at that time. The terms of the Class III directors expire at the 2022 annual meeting. The terms of the Class I directors expire at the 2023 annual meeting. The BancPlus directors discharge their responsibilities throughout the year at board of directors and committee meetings and also through telephone contact and other communications with its executive officers. The directors elected to each of Class I, Class II and Class III, as well as their respective ages, as of the date of this Annual Report on Form 10-K, are set forth below.

Name	Age	Director Since	Class	Independent
S.R. Evans Jr., M.D.	82	2020	I	Yes
Kirk A. Graves	56	2020	III	No
Kennith W. Helton	80	1983	I	Yes
Randall E. Howard	73	2015	II	Yes
B. Bryan Jones III	70	2000	III	No
R. Eason Leake	74	2015	II	No
Carl R. Montgomery	81	1976	I	Yes
R. Hal Parker	74	2008	II	Yes
Thomas G. Peaster	80	1987	I	No
John F. Phillips III	71	1988	II	Yes
William A. Ray	65	1987	III	No
Max S. Yates	62	2000	III	No

The table below provides the current composition for each of the Board’s standing committees.

Name	Audit	Compensation	Nominating & Corporate Governance	Risk	Trust
S.R. Evans Jr., M.D.	Member		Member	Member	Member
Kirk A. Graves
Kennith W. Helton			Member	Member	Member
Randall E. Howard	Chair	Member	Member	Member
B. Bryan Jones III			Member	Member	Chair
R. Eason Leake		Member		Member	Member
Carl R. Montgomery	Member	Chair	Chair	Member
R. Hal Parker	Member	Member	Member	Chair
Thomas G. Peaster					Member
John F. Phillips III	Member			Member
William A. Ray
Max S. Yates					Member

Executive Officers

BancPlus’ executive officers are appointed by the BancPlus board of directors and hold office until their successors are duly appointed and qualified or until their earlier death, resignation or removal. Each of BancPlus’ current executive officers, as well as their ages, are set forth below.

Name	Position	Age
William A. Ray	President and Chief Executive Officer	65
Kirk A. Graves	Senior Executive Vice President and Chief Operating Officer	56
M. Ann Southerland	Senior Executive Vice President and Chief Financial Officer	60
Eugene F. Webb	Senior Executive Vice President and Chief Banking Officer	61
Gregory A. Ray	Senior Executive Vice President and Chief Risk Officer	55
Max S. Yates	Senior Executive Vice President and Chief Strategy Officer	62
Eloise S. Patridge	Senior Executive Vice President and Chief Operations Officer	69

Background of Executive Officers and Directors

A brief description of the background of each of the BancPlus executive officers and directors is set forth below.

Executive Officers:

William A. “Bill” Ray. Mr. Ray, who is also a director, is the BancPlus President and Chief Executive Officer and has served in these roles since 1986. As President and CEO, Mr. Ray is responsible for leading and managing all facets of BancPlus operations, including establishing its long-term goals, strategies, and corporate vision. Mr. Ray was the Chief Financial Officer at BankPlus from 1983 to 1986. He has served on the BancPlus board of directors since 1987. Prior to joining BankPlus, Mr. Ray was a Supervising Senior Accountant at Peat, Marwick, Mitchell & Co in Jackson, Mississippi from 1981 to 1983. He continues to hold his certified public accountant certification. Mr. Ray’s leadership, together with the skills and knowledge of the banking industry and BankPlus gained during his tenure with BancPlus, has been instrumental to its recent growth and success. In addition, Mr. Ray brings to the BancPlus board of directors and franchise a unique blend of banking experience that is extremely valuable to BancPlus as it looks to grow its franchise in legacy and new markets.

Mr. Ray holds a Bachelor of Business Administration in Accounting from the University of Mississippi. Mr. Ray is not related to Mr. Gregory A. Ray, a Senior Executive Vice President and the Chief Risk Officer of the Company.

Kirk A. Graves. Mr. Graves, who also serves as a director, has served as Senior Executive Vice President and Chief Operating Officer since 2020. Mr. Graves previously served as Chief Executive Officer of SCC, the entity with which we merged in 2020 and as Chief Executive Officer and Chairman of the board of directors of SBT, a banking subsidiary of SCC, since 2016. He has served as a director of SBT since 2004. Previously, Mr. Graves served as Chief Financial Officer of SBT from 2002-2015. Prior to joining SCC, Mr. Graves worked at Trustmark National Bank from 1994-2002, first as Vice President for Public Finance and then as Vice President—Bank Funding Manager. From 1993-1994, Mr. Graves was an investment officer at Sunburst Financial Group. He began his career in the banking industry as Assistant Vice President for Credit Administration from 1987-1992 at Eastover Bank for Savings. Mr. Graves brings over thirty years of banking experience to his position; additionally, he holds the chartered financial analyst and certified public accountant certifications.

Mr. Graves holds a Bachelor of Business Administration in Banking and Finance and in Managerial Finance, as well as a Masters of Business Administration, from the University of Mississippi.

Mary “Ann” Southerland. Ms. Southerland has served as Senior Executive Vice President and Chief Financial Officer since 2020. She served as Executive Vice President and Chief Financial Officer from 2012 to 2020. In addition, she served as Senior Vice President and Controller from June 2003 to 2012. Prior to joining BancPlus, Ms. Southerland was Vice President of Finance and Controller of Tritel Communications, Inc. from 1998 to 2001, and Director of Financial Reporting of SkyTel Communications, Inc. from 1995 to 1998. From 1987 to 1995, Ms. Southerland worked for Entergy Corporation, where she held various positions including Manager, Corporate Accounting and Reporting and Manager, Regulatory Reporting and Tax. She was also a Senior Accountant at Arthur Andersen & Company from 1983 to 1986. Ms. Southerland is a member of both the American Institute of Certified Public Accountants and the Mississippi Society of Certified Public Accountants.
Ms. Southerland graduated from Mississippi State University with both a Bachelor of Professional Accountancy and a Masters of Professional Accountancy.

Eugene F. “Jack” Webb. Mr. Webb has served as Senior Executive Vice President and Chief Banking Officer since his appointment in January 2018. Prior to his current position, he held various positions with BancPlus, including Senior Executive Vice President and Chief Community Banking Officer from 2012 to 2018; Senior Executive Vice President and President—South Region from 2004 to 2012; Executive Vice President and President—South Region from 2000 to 2004; Senior Vice President and

Director of Risk Management from 1998 to 2000; and Vice President and Director of Risk Management from 1996 to 1998. From 1990 to 1996, Mr. Webb was a National Bank Examiner with the Comptroller of Currency in Jackson, Mississippi. He started his long career in the banking industry with positions as an Associate National Bank Examiner from 1986 to 1989 and as a Vice President—Credit Department Manager of Altus Bank from 1989 to 1990.

Mr. Webb holds Bachelor of Business Administration in Banking & Finance and Managerial Finance from University of Mississippi and a Master of Business Administration, Finance from Memphis State University.

Max S. Yates. Mr. Yates has served as a director since 2000 and Senior Executive Vice President and Chief Strategy Officer since 2020 and is a member of the Trust Committee. He previously served as Senior Executive Vice President and Chief Risk Officer from 2012 to 2020. He served as Executive Vice President and Chief Risk Officer from 2006 to 2012. Prior to serving as Chief Risk Officer, he served as BankPlus’ Director of Treasury from 2000 to 2006 and Chairman of BankPlus’ Asset Liability Committee from 2000 to 2007. Additionally, Mr. Yates has served as a member of the BancPlus board of directors and as Secretary of the BancPlus board of directors since 2000. Prior to joining BancPlus, he was Senior Vice President of First National Bank of Holmes County from 1989 to 2000. Since starting his career in the banking industry in 1981, Mr. Yates has held various positions, including working as a Fixed Income Institutional Sales Advisor at a regional investment firm, advising community banks, and working in investments and treasury at two publicly traded financial institutions. Since 2014, he has served as a member of the board of directors of the Community Development Bankers Association. He also serves as Chairman of the Mississippi Public Funds Guaranty Pool Board and on the FHLB of Dallas’ Member Advisory Council and is on the board of directors of the Mississippi Economic Council. Previously, Mr. Yates served on the board of directors of the Mississippi Bankers Association from 2010 to 2014, and currently serves on the legislative committee. His more than 39 years in the banking industry, as well as his relationships in the community, make him well qualified to serve as a director of BancPlus.
Mr. Yates holds a Bachelor of Business Administration from University of Mississippi and is a graduate of the Graduate School of Banking at Louisiana State University.

Gregory A. “Greg” Ray. Mr. Ray has served as Senior Executive Vice President and Chief Risk Officer since 2020. He previously served as Senior Executive Vice President and Chief Administrative Officer from 2018 to 2020. Additionally, Mr. Ray served as Executive Vice President—Community Banking of BankPlus from 2015 to 2018. Prior to joining BancPlus, he held several positions with BancorpSouth, including Executive Vice President and Chief Banking Officer from June 2014 to September 2014; Executive Vice President—Community Banking from 2012 to 2014; Senior Vice President Branch Administration from 2009 to 2012; and Senior Vice President Funds Management from 2003 to 2009. Mr. Ray has over 30 years of experience in the banking industry and holds the Chartered Financial Analyst designation.

Mr. Ray holds a Bachelor of Business Administration in Banking & Finance from Mississippi State University, is a graduate of the ABA Stonier Graduate School of Banking, and holds a Wharton Leadership Certificate from the University of Pennsylvania. Mr. Ray is not related to William A. Ray, the BancPlus President and Chief Executive Officer and director.

Eloise S. “Gee Gee” Patridge. Ms. Patridge has served as the Senior Executive Vice President and Chief Operations Officer since 2012. She has extensive experience in the banking industry, having served the organization for over 35 years through various positions with BancPlus and BankPlus, including serving as Chief Financial Officer of BankPlus from 1993 to 2012, Senior Vice President of Operations from 1988 to 1993, and Internal Auditor from 1982 to 1988. She has served on the Mississippi State University College of Business Executive Advisory Council since 2014.

Ms. Patridge holds a Bachelor of Science in Accounting from Mississippi State University and graduated from the Mississippi School of Banking in 1998.

As previously disclosed, Ms. Patridge has informed the Company of her intent to retire on April 1, 2021.

Directors:

S.R. Evans, Jr., M.D. Dr. Evans has served as a director of BancPlus since 2020. He previously served as a director of SCC, the entity with which we merged in 2020, and SBT, a banking subsidiary of SCC, from 1985 to 2020 and served as Vice-Chairman of the SCC board of directors from 2000 to 2020. He serves as a member of the Audit Committee, Nominating and Corporate Governance Committee, Risk Committee and Trust Committee. Dr. Evans has practiced medicine from 1978 to the present and was co-owner of the Greenwood Clinic for Women, PLLC from 2002 to 2020. In addition, he has worked as a staff physician at Greenwood Leflore Hospital in Greenwood, Mississippi from 1972 to the present, including serving previously as chief of surgery in gynecology and as a member of the executive committee of the medical staff. He currently practices as a hospitalist at Greenwood Leflore Hospital. Dr. Evans also operates Evans Angus Farms, an unincorporated family cattle farming operation consisting of a herd of roughly 200 to 300 cattle, which he acquired in 1972. Dr. Evans has gained extensive banking experience through his service as Vice President of SBT from 2000 until his retirement in 2015. His sound decision-making, analytical skills and forward thinking were instrumental in SCC’s growth and success, and these same attributes make him qualified to serve on the BancPlus board.

Dr. Evans holds a Bachelor of Science in Chemical Engineering from Mississippi State University, and he graduated from the University of Mississippi School of Medicine. He completed his residency at the University of Tennessee Regional Medical Center at Memphis and his fellowship at Sloan-Kettering Hospital for Cancer in New York City.

Kennith W. Helton. Mr. Helton has served as a director of BancPlus since 1983 and is a member of the Nominating and Corporate Governance Committee, Trust Committee and Risk Committee. He has also been a member of the BankPlus board of directors since 1983. Mr. Helton worked on the family farm and in the family general store in the foothills of Virginia before beginning his career in the grocery industry with Colonial Foods from 1959 to 1964. He has extensive entrepreneurial experience as co-founder of Sunfoods, LLC, Premier Foods, LLC, Rainbow Laundry, LLC, Triple H Properties, LLC, Party Time Ice, LLC, Pit Stop Ice, LLC, Best Choice LLC, Maywood Foods DBA McDade Foods, LLC, and McHel, LLC DBA McDade’s Wine and Spirits. Additionally, he was Vice President of Premier Foods, LLC, Maywood Foods DBA McDade Foods, LLC, and Party Time Ice, LLC. He also co-owned WJNS, LLC, a radio station, and has experience in business consulting, currently acting as Internal Advisor to Action Properties, which focuses on the development and management of shopping centers and building refurbishment. Mr. Helton’s many years of business experience, long-term relationship with BankPlus, and contacts in the community are among his qualifications to serve on the BancPlus board of directors.

Randall E. Howard. Mr. Howard has served as a director and Vice Chairman of the BancPlus board of directors and the BankPlus board of directors since 2015 and has served as Lead Director since March 2020. He is Chairman of the Audit Committee and serves as a member of the Compensation Committee, Nominating and Corporate Governance Committee, Risk Committee, and Executive Loan Committee. Mr. Howard served as President of Commercial Banking of Hibernia Corp. and Hibernia National Bank from 2003 to 2005, with responsibility for commercial and middle-market corporate banking, including commercial real estate, energy/maritime, commercial mortgage capital, treasury management, energy investments, leasing, Hibernia insurance, and public fund sales, and served as a member of the board of directors of Hibernia Corp. and Hibernia National Bank. Prior to that, he served as Chief Commercial Banking Executive of Hibernia Corp. and Hibernia National Bank from 2000 to 2003 and as Chairman of the Southeast Region for Hibernia Corp. and Hibernia National Bank from 1998 to 2000. Mr. Howard was a member of the board of directors of Hibernia Corp. and Hibernia National Bank from 2000 to 2005. From 1987 to 1998, he served as President and Chief Executive Officer of Argent Bank, a Louisiana banking association headquartered in Thibodaux, Louisiana, which was merged with and into Hibernia National Bank in 1998. Mr. Howard has served as a director of First Bank and Trust and First Trust Corporation since 2009. Mr. Howard’s 35 years of experience in the financial service industry, his understanding of the regulatory structure in which BancPlus operates, his experience on the boards of other banks, and his contacts in markets served by BankPlus make him well qualified to serve on the BancPlus board of directors.

Mr. Howard earned a Bachelor of Science in Finance from the University of Southern Mississippi and is a graduate of the School of Banking of the South at Louisiana State University.

B. Bryan Jones III. Mr. Jones has served as a director of BancPlus since 2000. He is a member of the Nominating and Corporate Governance Committee and Risk Committee and serves as Chair of the Trust Committee. Mr. Jones was a Senior Executive Vice President and Chief Private Banking Officer of BankPlus from 2012 until his retirement in March 2019. Prior to 2010, he held various positions at BankPlus, including Senior Executive Vice President and President—North Region. Mr. Jones has also developed valuable board of directors experience through his service on other boards, serving as a director of Staplcotn, one of the largest cotton marketing cooperatives in the United States, from 1998 until September 2020. Additionally, he serves on the civic boards of the Mississippi Chapter of the Nature Conservancy and the Mississippi Department of Wildlife & Fisheries Foundation. His knowledge of BancPlus’ products and services and the regulatory environment in which it operates, as well as his relationships in the community, make him well qualified to serve as a director of BancPlus.
Mr. Jones holds a Bachelor in Business Administration from the University of Mississippi.

R. Eason Leake. Mr. Leake has served as a director of BancPlus since 2015, and is a member of the Compensation Committee Risk Committee and Trust Committee. Mr. Leake’s leadership experience as Chief Executive Officer from 1999 to 2012 and Chairman of the Board from 2002 to the present of Ross & Yerger, an insurance company, add significant value to the BancPlus board of directors. Mr. Leake was also a director from 2009 until 2010 and Interim Chief Executive Officer from May 2010 until August 2010 at Infinity Business Group, Inc., when it entered into Chapter 7 bankruptcy under the United States Bankruptcy Code. He started his career in banking at People’s Bank in Tupelo, Mississippi, as an assistant cashier. He is certified as a Chartered Property Casualty Underwriter and currently works as a producer at Ross & Yerger. With over 40 years of experience serving community banks, Mr. Leake has expertise in collateral protection strategies, asset and fee income growth strategies, and strategic planning. In addition, Mr. Leake currently sits on the board of directors of PriorityOne Capital Corporation and is a director of PriorityOne Bank, further augmenting his experience. Mr. Leake’s prior banking experience, extensive managerial and leadership experience gained through his years with Ross & Yerger, and relationships in the markets BancPlus serves make him well qualified to serve on the BancPlus board of directors.

Mr. Leake earned a Bachelor of Arts in Economics from Millsaps College.

Carl R. Montgomery. Mr. Montgomery has served as a director of BancPlus since 1976 and serves as Chairman of the Compensation Committee and Nominating and Corporate Governance Committee. He is also a member of the Audit Committee and Risk Committee. He has served as a director of BankPlus since 1976. Mr. Montgomery is a partner with the law firm Montgomery McGraw PLLC, a position he has held since 1966. He has also been President of Claridge & Associates, Inc., an investment company, since 1969, and Montgomery Grant Development, Inc., an investment company, since 2006. He serves as Secretary and Treasurer of Livingston Development, Inc., an investment company, since 1999, Doaks Creek, an investment company, since 2005, Forty Three Investment, Inc., an investment company since 1998, Dinkins Street Land Co., Inc., an investment company since 2005, and Canton Mid-Town Apartments, an investment company, since 1999. He previously served as a director and chairman of the Board of the Madison County Chapter of American Red Cross, from 1978 to 1980, and was President of both the MS State Alumni Association and the Mississippi Inter-Alumni Council. In addition, he was elected to the Mississippi State Senate, 20th District, in 1980, 1984, 1988, and 1990, and served as Chairman of the Senate Finance Committee. Mr. Montgomery’s legal and financial experience, leadership in civic and not-for-profit organizations, and contacts in the markets served by BancPlus are among his qualifications to serve on the BancPlus board of directors.

Mr. Montgomery earned a Bachelor of Science in 1961 from Mississippi State University and a Juris Doctor degree from University of Mississippi Law School.

R. Hal Parker. Mr. Parker has served as a director of BancPlus since 2008. He is a member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. He also serves as Chairman of the Risk Committee. Mr. Parker began his career in catalog store management from 1972 to 1976, before working with Climate Masters, Inc. from 1976 to 1996. In 1982, Mr. Parker founded Sunbelt Wholesale Supply Co., a regional distributor of fiberglass insulation and residential roofing products, which later was acquired by Service Partners, LLC, the largest distributor of fiberglass insulation in the United States. Through his work with Sunbelt Wholesale and Service Partners, Mr. Parker honed his business acumen and leadership experience. From 2000 to 2006, Mr. Parker was a partner in Mississippi Roofing Supply. He is currently a general partner in Parker Land, LLC, which he founded in 2002, and a managing member of Sunbelt-Mitchell LLC and related entities operating an automobile dealership in Mississippi. He has also been active in various real estate holding and development entities for over 20 years. Mr. Parker is dedicated to community involvement and has been a member of the board of trustees of the Mississippi Institution of Higher Learning since 2012. From 1996 to 1999, he also served as a director of the Rankin Health Foundation and Rankin First. Mr. Parker’s extensive managerial responsibilities and depth of knowledge gained from his years of business experience, relationships in the markets BancPlus serves, and community involvement make him well qualified to be a member of the BancPlus board of directors.

Mr. Parker holds a Bachelor of Science in Business from Mississippi State University.

Thomas G. Peaster. Mr. Peaster has been Chairman of the board of directors of BancPlus since 1987, is a member of the Trust Committee and is an employee of BankPlus. He has also served as Chairman of the board of directors of BankPlus since 1987. Mr. Peaster owned and served as President of Peaster Tractor, Inc., a John Deere dealership, for over 38 years from 1965 to 2004. He also spent 33 years operating a cotton farm. He served as Chairman of the Board of Amco Manufacturing, Inc., a farm equipment manufacturer, from 1987 to 2011, and Chairman of the Board of Lexington Homes, Inc., a mobile home manufacturer, from 2004 to 2016. In addition, he managed the accounting department of First National Bank of Jackson from 1964 to 1965 and was an auditor with the Public Housing Administration from 1962 to 1964. Mr. Peaster also served on the board of directors of Delta National Bank from 1978 to 1987. His extensive management and accounting experience, including in the banking industry, along with his relationships in the communities BancPlus serves and broad understanding of the products and services BancPlus offers gained through his many years of service as Chairman of the board of directors of BankPlus, are among his qualifications to serve as a director of BancPlus.

Mr. Peaster holds a Bachelor of Business Administration from the University of Mississippi.

John F. Phillips III. Mr. Phillips has been a director of BancPlus since 1988 and is a member of the Audit Committee and the Risk Committee. He also sits on the board of directors of BankPlus. His principal occupation is in farming and agriculture, as an owner and manager of farming and land ownership company Phillips Planting Company in Holly Bluff, Mississippi, a position he has held since 1985. He has been an owner and manager of each of Phillips Farm Elevator, a grain merchandising company, from 2007 to present, and Sleepy Hollow II, LLC, a land ownership company, from 2010 to present. He has also been a partial owner of Phillips Farms, the holding company for Silver Creek Gin Company, a commercial cotton ginning company, since 2010. Additionally, he was named President of Silver Creek Gin Company in 1999 and has been an owner and manager of Producer’s Flying Service, a flying service company, since 1992. Formerly, Mr. Phillips was a partial owner of each of Lexington Homes, a mobile home manufacturing and sales company, from 2004 to 2016, Phillips Brother’s Farms, a commercial catfish farming company, from 1980 to 2016, and Phillips Brother’s Land, a land ownership company, from 2010 to 2012. He also holds an ownership interest in fourteen additional companies. Mr. Phillips’s broad managerial and entrepreneurial experience as an owner of multiple companies and seasoned business judgment are among his qualifications to be a member of the BancPlus board of directors.

Corporate Governance Principles and Board Matters

Director Independence. Shares of BancPlus common stock are not listed on a national securities exchange or an inter-dealer quotation system that requires that a majority of our board of directors consist of independent directors. Under these circumstances, the rules of the SEC require that BancPlus identify which of its directors is independent using a definition for independence for directors of a national securities exchange or inter-dealer quotation system, which has requirements that a majority of the board of directors be independent. The BancPlus board of directors has undertaken a review of the independence of each director based upon the rules of Nasdaq, including applicable independence requirements for committees of the board of directors. Applying these standards, the BancPlus board of directors has affirmatively determined that, with the exception of Messrs. Peaster, W. Ray, Jones, Yates, Leake, and Graves, each of our directors qualifies as an independent director under the applicable rules. Mr. Jones serves on our Nominating and Corporate Governance Committee and Mr. Leake serves on our Compensation Committee. Neither is currently an executive officer or family member of an executive officer, and the board of directors has determined that such membership is in the best interests of BancPlus and its shareholders.

In making independence determinations, the BancPlus board of directors has considered the current and prior relationships that each director has with BancPlus and all other facts and circumstances the BancPlus board of directors deemed relevant in determining their independence, including the beneficial ownership of BancPlus capital stock by each director, and the transactions involving them described in the section titled “Certain Relationships and Related Transactions.”

Compensation Committee Interlocks and Insider Participation. Mr. Leake, a member of our Compensation Committee, is affiliated with Ross & Yerger, an insurance agency that provides insurance to BancPlus and to BankPlus. For additional information, see “Item 13. Certain Relations and Related Transactions, and Director Independence - Other Related Person Transactions.” None of the BancPlus executive officers serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of the BancPlus directors or on the Compensation Committee.

Audit Committee Financial Expert. BancPlus does not have an audit committee financial expert serving on the Audit Committee. At this time, BancPlus believes that the experience provided by each member of the audit committee together offers the registrant adequate oversight for the BancPlus’ level of financial complexity.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

As an emerging growth company under the JOBS Act, BancPlus has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which permit it to limit reporting of executive compensation to its principal executive officer and its two other most highly compensated executive officers, which are referred to as its “named executive officers.”

BancPlus’ named executive officers for the year ended December 31, 2020 are:

•William A. Ray, President and CEO of BancPlus and the Bank
•Kirk A. Graves, Senior Executive Vice President and Chief Operating Officer of BancPlus and the Bank
•Eloise S. Patridge, Senior Executive Vice President and Chief Operations Officer of BancPlus and the Bank

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of the named executive officers for the years ended December 31, 2020 and 2019. Unless otherwise noted, all cash compensation for each of BancPlus’ named executive officers was paid by BankPlus.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (5)	Total ($)
William A. Ray	2020	623,077	15,000	—	435,000	85,254	1,158,331
President and CEO	2019	614,423	—	534,832	286,365	74,907	1,510,527
Kirk A. Graves (4) SEVP and Chief Operating Officer	2020	237,538	4,200	—	121,800	2,138,900	2,502,438
Eloise S. Patridge	2020	363,462	6,125	—	177,625	38,586	585,798
SEVP and Chief Operations Officer	2019	359,615	—	209,364	119,319	32,337	720,635
________________________________
(1)Amounts represent additional performance-based cash bonuses earned under BancPlus’ annual incentive program in consideration of discretionary factors, as discussed further below in “—BancPlus’ Executive Compensation Program—Annual Incentive Program.
(2)Amounts represent two grants of restricted stock that occurred during 2019. On March 20, 2019, the executives received restricted stock awards under the long-term incentive program for 2018. In December 2019, after noting the potential blackout of BancPlus securities following the effectiveness of the Company’s Form S-4, the Compensation Committee elected to accelerate the grant of restricted stock to be awarded for 2019. On December 20, 2019, the executives received restricted stock awards under the long-term incentive program for 2019. No grants of restricted stock were made to any of the named executives during 2020. The market value of the unvested awards as of December 31, 2020 is based on the December 31, 2020 value of $51.25 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP. As previously disclosed, this appraised value was determined solely for purposes of the ESOP’s administration and is therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of BancPlus’ common stock, is presented for illustrative purposes only and should not be relied on for any reason. In particular, the COVID-19 pandemic has had a significant impact on the trading markets for equity securities, including the value of equity securities of banking institutions. Neither BancPlus nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if BancPlus or the ESOP obtains a new appraised value, to disclose such new appraised value.
(3)Amounts represent performance-based cash bonuses earned under BancPlus’ annual incentive program.
(4)Mr. Graves joined BancPlus on April 1, 2020 following BancPlus’ merger with SCC.
(5)The following table details the amounts included in All Other Compensation:

	Year	Use of Company Vehicle ($)	Country Club Dues ($)	Dividends on Restricted Stock ($)	401(k) Employer Contributions ($)	Spousal Travel ($)	Life Insurance Premiums ($)	Director Fees ($)	Change in Control ($) (1)	Mortgage Rebate ($)	Car Allowance ($)
Mr. Ray	2020	2,153	17,707	14,211	11,400	192	25,191	14,400	—	—	—
	2019	3,977	16,893	7,277	11,200	2,103	19,057	14,400	—	—	—
Mr. Graves	2020	—	1,560	—	11,400	—	3,520	10,800	2,109,220	1,500	900
Ms. Patridge	2020	—	2,508	4,814	11,400	—	19,864	—	—	—	—
	2019	—	2,508	2,519	11,200	1,173	14,937	—	—	—	—
________________________________
(1)The change in control payment was the result of an arrangement between Mr. Graves and SCC which was triggered by BancPlus’ merger with SCC and paid by BancPlus following the merger.

BancPlus’ Executive Compensation Program

The BancPlus Compensation Committee and the board of directors oversees BancPlus’ executive compensation program, which includes both annual and long-term performance-based incentive programs that BancPlus believes are market-competitive and linked to the strategic objectives of BancPlus. In developing the executive compensation program, the Compensation Committee considered, among other things, the advice and recommendation of its compensation consultant.

Annual Incentive Program

Under BancPlus’ annual incentive program (“AIP”), each executive officer has a target annual award amount based on a multiple of his or her base salary. The executive officers are eligible to earn the annual award based on BancPlus’ performance relative to metrics that are aligned with the strategic objectives of BancPlus, as established by the Compensation Committee from year to year. Annual awards for threshold performance start at 50% of the target amount, with maximum performance earning 150% of the target amount. Performance below threshold level results in no payout for that metric.

For 2020, Mr. Ray’s target AIP award was 50% of his base salary and each of Ms. Patridge and Mr. Graves’ target AIP award was 35% of the executive officer’s base salary. In addition, the 2020 annual incentive awards were based on five equally weighted corporate performance metrics: net income adjusted for nonrecurring expenses, adjusted efficiency ratio, coverage ratio, ratio of non-performing assets to total assets, and total asset growth excluding assets acquired through acquisitions, with each metric having a defined threshold, target, and maximum performance goal. In February 2021, the Compensation Committee determined that BancPlus had reached maximum performance level on four of the five metrics, and in consideration of discretionary factors, Mr. Ray and Ms. Patridge each received the maximum 150% target award under the AIP. Since Mr. Graves was only employed by BancPlus for nine months of 2020, he received 75% of his maximum target award.

Long-Term Incentive Program

Under the long-term incentive program (“LTIP”), BancPlus’ executive officers are eligible to receive equity-based awards under the 2018 Long-Term Incentive Plan (“2018 Plan”). Each executive officer has a target LTIP award value based on a multiple of his or her base salary and is eligible to receive an LTIP award based on BancPlus’ performance relative to a performance metric or metrics determined by the Compensation Committee. LTIP awards for threshold performance start at 50% of target value, with maximum performance resulting in an award determined using 150% of the target value. No grant is made for results falling below threshold performance.

In December 2019, after noting the potential blackout of BancPlus securities following the effectiveness of the Company’s Form S-4, the Compensation Committee elected to accelerate the grant of the restricted stock to be awarded under the 2019 LTIP. The 2019 LTIP awards vest in annual increments over three years for Mr. Ray and two years for Ms. Patridge following April 1, 2020, which is the date the restricted stock would have been granted in 2020 had the Compensation Committee not accelerated the award. Mr. Graves was not employed by BancPlus in 2019 and therefore did not receive a restricted stock grant under the 2019 LTIP. No restricted stock grants were awarded to any of the named executive officers during 2020.

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by each of BancPlus’ named executive officers on December 31, 2020.

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units That Have Not Vested (2)
Mr. Ray	March 20, 2018	1,061	$54,376
	March 20, 2019	2,932	150,265
	December 20, 2019	5,526	283,208
Mr. Graves	N/A	—	—
Ms. Patridge	March 20, 2019	782	40,078
	December 20, 2019	2,302	117,978
________________________________
(1)The grants made on March 20, 2018 and 2019 vest in annual increments over three years for Mr. Ray and two years for Ms. Patridge following the grant date. The grants made on December 20, 2019 vest in annual increments over three years for Mr. Ray and two years for Ms. Patridge following April 1, 2020.
(2)The market value of the unvested awards as of December 31, 2020 is based on the December 31, 2020 value of $51.25 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP. As previously disclosed, this appraised value was determined solely for purposes of the ESOP’s administration and is therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of BancPlus’ common stock, is presented for illustrative purposes only and should not be relied on for any reason. In particular, the COVID-19 pandemic has had a significant impact on the trading markets for equity securities, including the value of equity securities of banking institutions. Neither BancPlus nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if BancPlus or the ESOP obtains a new appraised value, to disclose such new appraised value.

Employment Agreement

BancPlus entered into an Employment Agreement with Mr. Ray effective January 1, 2018. The agreement provides for an initial three-year term of employment and renews automatically for successive one-year terms unless either party gives the other 90 days’ notice of an intent not to renew. The agreement generally provides that Mr. Ray will (a) receive an annual base salary (subject to adjustments), (b) be eligible to participate in the AIP and the LTIP on the same basis generally applicable to senior executive officers, (c) participate in the qualified retirement plan, employee benefit and deferred compensation programs, perquisite programs and any health benefit plans available to senior executive officers, and (d) receive continued coverage under a life insurance policy providing a death benefit of no less than $2,560,000. The agreement provides for the following severance benefits in the event of termination of employment by BancPlus other than for cause or by Mr. Ray for good reason, unrelated to a change in control: (a) a lump sum payment equal to the sum of three times his then-current base salary and two times the average bonus received by Mr. Ray in the prior three years, (b) payment of a pro rata annual bonus for the year of termination based on achievement of the applicable performance metrics, and (c) payment of COBRA premiums for 18 months. As a condition of his receipt of these severance benefits, Mr. Ray must sign a general release in favor of BancPlus and comply with certain restrictive covenants, including covenants not to disclose confidential information, not to compete for six months following termination, and not to solicit employees or customers or interfere with any of BancPlus’ customer relationships for 36 months following termination. The agreement also contains certain change in control protections, described below.

Change in Control Agreements

The occurrence or potential occurrence of a change in control could create uncertainty regarding the continued employment of BancPlus’ executive officers. Change in control protections offer executive officers a level of security that BancPlus believes allows them to continue to focus and serve in the best interest of BancPlus and the BancPlus shareholders.

The employment agreement with Mr. Ray contains certain provisions that provide severance benefits to him in the event of a qualifying termination of employment related to a change in control. BancPlus entered into a Change in Control Agreement effective January 1, 2018 with Ms. Patridge, which had an initial two-year term and automatically renews for successive one-year terms unless either party notifies the other of an intent not to renew no later than the October 31st preceding the renewal date. BancPlus entered into a Change in Control Agreement with Mr. Graves effective April 1, 2020, in conjunction with his hire date, with an initial term of nine months and automatically renewing for successive one-year terms unless either party notifies the other of an intent not to renew no later than the October 31st preceding the renewal date. Both agreements provide for severance benefits described below in the event of a termination of employment by BancPlus other than for cause or by the executive for good reason during a defined “protected period” related to a change in control.

For Mr. Ray, if his employment is terminated by BancPlus other than for cause or by him for good reason during the period beginning six months before and ending 24 months following a change in control, he will receive the following severance benefits: (a) a lump sum payment equal to the sum of three times his then-current base salary and three times the average annual bonus received by Mr. Ray in the prior three years, (b) payment of a pro rata annual bonus for the year of termination based on achievement of the applicable performance metrics, (c) continued health plan coverage until he is covered under another plan or Medicare Part B, (d) payment of life insurance premiums for ten years, (e) reimbursement of country club dues and assessments for two years, and (f) transfer of his automobile lease and reimbursement of lease payments for remainder of lease term.

For Ms. Patridge and Mr. Graves, if the executive’s employment is terminated by BancPlus other than for cause or by the executive for good reason during the period beginning six months before and ending 12 months following a change in control, the executive will receive the following severance benefits: (a) a lump sum payment equal to the sum of two times his or her then-current base salary and two times the average annual bonus received for the prior three years, (b) payment of a pro rata annual bonus for the year of termination based on achievement of the applicable performance metrics, and (c) payment of an amount equal to the employer portion of health care costs for up to 12 months.

If any part of the severance payments or benefits received by the executives in connection with a termination related to a change in control constitute an excess parachute payment under Section 4999 of the Code, the executive will receive the greater of (1) the amount of such payments and benefits reduced so that none of the amount constitutes an excess parachute payment, net of income taxes, or (2) the amount of such payments and benefits, net of income taxes and net of excise taxes under Section 4999 of the Code. In addition, as a condition of receipt of these change in control severance benefits, the executive must sign a general release in favor of BancPlus and comply with certain restrictive covenants, including covenants not to disclose confidential information, not to compete for six months following termination, and not to solicit employees or customers or interfere with any of BancPlus’ customer relationships for 36 months following termination (for Mr. Ray) and 24 months (for Ms. Patridge and Mr. Graves).
Health and Welfare Benefits

BancPlus’ named executive officers are generally eligible to participate in its employee benefit plans, including medical, dental, vision, and long-term care and health and dependent care flexible spending accounts, in each case on the same basis as all its other employees. BancPlus’ named executive officers are offered BancPlus paid long-term disability insurance in an amount equal to 75% of annual earned income. In addition, BancPlus’ named executive officers are provided life and accidental death and dismemberment insurance benefits at the following coverage amounts: Mr. Ray—$2,560,000, Ms. Patridge—$1,500,000 and Mr. Graves—$1,000,000.

BancPlus Corporation 2018 Long-Term Incentive Plan

In 2018, the BancPlus board of directors adopted the 2018 Plan, which was subsequently approved by its shareholders at its 2018 annual meeting. The purpose of the 2018 Plan is to focus the efforts of BancPlus’ officers, employees and directors toward its long-term success and that of its affiliates by providing financial incentives and to align the interests of its employees and directors with those of its shareholders by providing a means to acquire an equity ownership interest in BancPlus.

Plan Summary

Administration. The 2018 Plan is administered by the Compensation Committee of the BancPlus board, referred to in this Plan Summary as the “Committee.”
Eligibility. Any of BancPlus’ employees, officers or directors may be eligible for an award, although incentive stock options may be granted only to participants who meet the definition of “employee” within the meaning of Section 422 of the Code.

Awards Available under the 2018 Plan. The equity grants that may be awarded under the 2018 Plan consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalent rights, performance unit awards, or any combination thereof.

Share Limits. A maximum of 250,000 shares of BancPlus common stock may be issued in connection with awards granted under the 2018 Plan, any or all of which may be issuable as incentive stock options. Shares of common stock related to awards which have been cancelled, forfeited, surrendered or terminated or which expire unexercised are also available for grant. The limitations on the number of shares of common stock under the 2018 Plan are subject to adjustment for specified changes in capitalization including a stock split, stock dividend, combination or exchange of shares, reorganization, merger or consolidation or other such change. As of December 31, 2020, 136,272 shares of BancPlus common stock were available for issuance under the 2018 Plan, and there were 91,109 outstanding restricted stock grants that remained subject to forfeiture.

Amendment or Termination. The BancPlus board of directors may amend, modify or terminate the 2018 Plan at any time, except that, without shareholder approval, the BancPlus board of directors may not increase the maximum number of shares of common stock that may be issued under the 2018 Plan, expand the classes of individuals eligible to receive awards under the 2018 Plan, materially expand the types of awards available under the 2018 Plan or make other changes requiring shareholder approval under applicable law or listing agency rule. The termination or any modification or amendment of the 2018 Plan shall not, without the consent of a participant, adversely affect the participant’s right under an award previously granted.

Description of Awards and Tax Implications. The following is a brief summary of the types of awards issuable under the 2018 Plan and the principal United States federal income tax consequences of those awards. This summary is not intended to be exhaustive, does not constitute tax advice and, among other things, does not describe state, local or foreign tax consequences, which may be substantially different, or the deferred compensation provisions of Section 409A of the Code to the extent that an award is subject to and does not satisfy the rules.

Stock Options. Stock options provide the holder with the right to purchase shares of BancPlus common stock at a future date at a specified exercise price and may be issuable as incentive stock options or non-qualified stock options. Incentive stock options generally provide the holders with certain favorable tax benefits, as compared to non-qualified stock options. The terms of each option award, including any vesting requirements, are determined by or under the direction of the Committee at the time of grant, subject to certain limitations under the 2018 Plan or applicable law. Accordingly, the 2018 Plan requires that the exercise price of a stock option be at least equal to the fair market value of BancPlus common stock on the date that the option is granted, and the term of any incentive stock option may not exceed 10 years from the date of grant. Further, no incentive stock option may be granted more than ten years after the adoption of the plan. In the event of termination of employment of a participant, any vested incentive stock option that is outstanding and held by that participant will expire and terminate unless exercised within three months of the termination event, unless as a result of death or disability, for which longer exercise periods are permitted. Certain additional limitations would apply with respect to any incentive stock option issued to an employee who also beneficially owns 10% or more of BancPlus common stock.

In general, a participant realizes no taxable income upon the grant or exercise of an incentive stock option. The exercise of an incentive stock option, however, may result in an alternative minimum tax liability to the participant. With certain exceptions, a disposition of shares purchased under an incentive stock option within two years from the date of grant or within one year after exercise produces ordinary income to the participant (and a deduction for us) equal to the value of the shares at the time of exercise less the exercise price. Any additional gain recognized in the disposition is treated as a capital gain for which BancPlus is not entitled to a deduction. If the participant does not dispose of the shares until after the expiration of these one- and two-year holding periods, any gain or loss recognized upon a subsequent sale is treated as a long-term capital gain or loss for which BancPlus is not entitled to a deduction.

A participant generally will not recognize taxable income on the grant of a non-qualified stock option. Upon the exercise of a non-qualified stock option, a participant will recognize ordinary income in an amount equal to the difference between the fair market value of the common stock received on the date of exercise and the option cost (number of shares purchased multiplied by the exercise price per share). The participant will recognize ordinary income upon the exercise of the option even though the shares acquired may be subject to further restrictions on sale or transferability. BancPlus will generally be entitled to a deduction on the exercise date in an amount equal to the amount of ordinary income recognized by the participant upon exercise. Upon a subsequent sale of shares acquired in an option exercise, the difference between the sale proceeds and the cost basis of the shares sold will be taxable as a capital gain or loss.

Stock Appreciation Rights. Stock appreciation rights provide the recipient with the right to receive from BancPlus the excess, if any, of the fair market value of one share of common stock on the date of exercise, over the exercise price of the stock appreciation right. Under the 2018 Plan, the exercise price of a stock appreciation right may not be less than the fair market value of BancPlus common stock on the grant date. When exercised, stock appreciation rights may generally be paid by BancPlus in cash or shares of BancPlus common stock. Any grant of stock appreciation rights may specify performance measures that must be achieved as a condition to exercising such rights, waiting periods before stock appreciation rights become exercisable and permissible dates or periods on or during which such awards are exercisable.

A participant will not recognize taxable income upon the grant of a stock appreciation right, but will recognize ordinary income upon the exercise of a stock appreciation right in an amount equal to the cash amount received upon exercise (if the stock appreciation right is cash-settled) or the fair market value of the common stock received upon exercise (if the stock appreciation right is stock-settled). BancPlus will generally be entitled to a deduction on the exercise date in an amount equal to the amount of ordinary income recognized by the participant upon exercise.

Restricted Stock. A grant of restricted stock constitutes a transfer of ownership of the shares of BancPlus common stock to the recipient, subject to certain restrictions determined by the Committee that will lapse upon the satisfaction of those conditions and restrictions. During the restricted period, the holder will not have any rights as a shareholder with respect to the shares, except for any dividend or voting rights contained in the award agreement. Upon the satisfaction of those conditions and restrictions, the shares will become freely transferable by the recipient. Any grant of restricted stock may specify performance measures which, if achieved, will result in termination or early termination of the restrictions applicable to such shares.
A participant generally will not be taxed at the time of a restricted stock award but will recognize taxable income when the award vests or otherwise is no longer subject to a substantial risk of forfeiture. The amount of taxable income will be the fair market value of the shares at that time, less any amount paid for the shares. Participants may elect to be taxed at the time of grant on the fair market value of the shares included in the award by making an election under Section 83(b) of the Code within 30 days of the award date. If a restricted stock award subject to the Section 83(b) election is subsequently forfeited, no deduction or tax refund will be allowed for the amount previously recognized as income. Unless a participant makes a Section 83(b) election, any dividends paid to a participant on shares of an unvested restricted stock award will be taxable to the participant as ordinary income. If the participant makes a Section 83(b) election, any dividends will be taxable to the participant as dividend income. BancPlus will generally be entitled to a deduction at the same time and in the same amount as the ordinary income recognized by the participant. Unless a participant has made a Section 83(b) election, BancPlus will also be entitled to a deduction, for federal income tax purposes, for dividends paid on unvested restricted stock awards.

Restricted Stock Units. A grant of restricted stock units constitutes an agreement by BancPlus to deliver shares of common stock or the cash value thereof to the recipient in the future upon the completion of service or performance conditions, or other terms and conditions specified in the award agreement. During the applicable restriction period, the recipient will have no rights of ownership in any shares of common stock deliverable upon payment of the restricted stock units.

A participant does not recognize income, and BancPlus will not be allowed a tax deduction, at the time a restricted stock unit is granted. When the restricted stock units vest and are settled for cash or stock, the participant generally will be required to recognize as income an amount equal to the fair market value of the shares on the date of vesting, and BancPlus will generally be entitled to a deduction at the same time and in the same amount as the ordinary income recognized by the participant. Any gain or loss recognized upon a subsequent sale or exchange of the stock (if settled in stock) is treated as capital gain or loss for which BancPlus is not entitled to a deduction.

Other Awards. The 2018 Plan also provides for certain other awards, including dividend equivalent rights and performance units. A dividend equivalent right entitles a participant to payments in an amount determined by reference to any cash dividends paid on a specified number of shares of common stock to shareholders of record during such period as shall be determined by the Committee, and are subject to such restrictions and conditions as the Committee, in its discretion, shall determine. Payment in respect of a dividend equivalent right may be made in cash or shares of common stock. A performance unit award grants a participant the right to receive, at a specified time, payment of an amount equal to all or a portion of the value of a specified or determinable number of units (stated in terms of a designated or determinable dollar amount per unit) subject to the attainment of the performance goals and other conditions established in the discretion of the Committee. Payment in respect of a performance unit award may be made in cash or shares of common stock. With respect to each of these types of awards, when the participant receives payment with respect to the award, the amount of cash and/or the fair market value of any shares of common stock received will be ordinary income to the participant, and BancPlus will generally be entitled to a tax deduction in the same amount.

Withholding. BancPlus will deduct or withhold, or require the participant to remit to us, an amount sufficient to satisfy the minimum federal, state and local and foreign taxes required by law or regulation to be withheld with respect to any taxable event as a result of a transaction under the 2018 Plan.

Certain Limitations on Deductibility of Executive Compensation. With certain exceptions, Section 162(m) of the Code limits the deduction to publicly-traded companies for compensation paid to the principal executive officer, the principal financial officer and the three other most highly compensated executive officers whose compensation is reportable under the Exchange Act, to $1 million per executive per taxable year. In addition, any acceleration of the vesting of awards under the 2018 Plan upon termination of employment as a result of a change in control could result in a participant being considered to receive “excess parachute payments” (as defined in Section 280G of the Code), which payments are subject to a 20% excise tax imposed on the participant. BancPlus would generally not be able to deduct the excess parachute payments made to a participant.

BancPlus Corporation Employee Stock Ownership Plan

BancPlus maintains an employee stock ownership plan (“ESOP”) that covers all employees who are 21 years of age and work in a position requiring at least 1,000 hours of service annually. The ESOP also has 401(k) provisions that allow for employee tax deferred contributions. Participants may make contributions to the ESOP in accordance with applicable regulations and the ESOP’s provisions. BancPlus makes a 3% “safe harbor” matching contribution, plus an additional matching contribution equal to 50% of the next 2% of an employee’s salary deferral contributions in excess of 3%. Additional contributions are made to the ESOP at the discretion of the BancPlus board of directors. As of December 31, 2020, the ESOP owned 1,499,459 shares of BancPlus common stock.

Director Compensation

BancPlus’ non-management directors receive an annual retainer and a monthly attendance fee of $1,200 provided they attend the regular monthly board of directors meeting. In addition, they receive committee chair and member cash retainers for their service on board of directors committees. Finally, BancPlus’ non-management directors also receive an annual grant of BancPlus restricted stock with a grant date value of $20,000. In December 2019, after noting the potential blackout of BancPlus securities following the effectiveness of the Company’s Form S-4, the Compensation Committee elected to accelerate the grant of the restricted stock to be awarded under the 2019 LTIP. The restricted stock was granted on December 20, 2019 and vests on the April 1, 2021. Directors who are also employees do not receive the cash retainers or the restricted stock grant, but are eligible to receive the monthly meeting attendance fee. The cash retainers payable under our director compensation program are summarized in the table below.

	Retainer to Non-Management Members ($)	Committee Chair Retainer ($)	Committee Member Retainer ($)
BancPlus	20,000	—	—
Committees		.
Audit and Risk Committees	—	10,000	5,000
Compensation, Nominating and Corporate Governance, and Trust Committees	—	5,000	2,500

In 2015, the BancPlus board of directors implemented a director retirement program providing that any director elected in March 2015 who retires from the board of directors at a future date after attaining the age of 75 will be paid a monthly fee of $1,800 (for an annual amount of $21,600) for the remainder of the director’s life.

2020 Director Compensation

The following table sets forth compensation paid, earned or awarded during 2020 to each of the BancPlus directors other than Mr. Ray and Mr. Graves, whose compensation is reflected in the “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total
S.R. Evans Jr., M.D.	45,800	20,022	2,690,270	2,756,092
Kennith W. Helton	44,400	—	—	44,400
Randall E. Howard	54,400	—	11,598	65,998
B. Bryan Jones III	46,900	—	2,500	49,400
R. Eason Leake	44,400	—	—	44,400
Carl R. Montgomery	54,400	—	—	54,400
R. Hal Parker	54,400	—	—	54,400
Thomas G. Peaster	13,200	—	171,762	184,962
John F. Phillips III	44,400	—	—	44,400
Max S. Yates	14,400	—	531,465	545,865
________________________________
(1)The grant date fair value of the awards set forth in this column is computed in accordance with ASC 718 and based on the June 30, 2020 value of $47.00 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP at the time of the grant. At December 31, 2020, Dr. Evans had 426 unvested awards. Messrs. Helton, Howard, Jones, Leake, Montgomery, Parker, and Phillips had 350 unvested awards at December 31, 2020.
(2)In addition to serving as directors, Mr. Peaster and Mr. Yates were employees of BancPlus during 2020. They each received the monthly fee for attending the regular board of directors meeting, but did not receive the annual director retainers. Compensation received for service as an employee of BancPlus is reflected in the “All Other Compensation” column above and summarized in the table below. Neither of these employees are named executive officers. Mr. Peaster serves as BancPlus’ executive chairman and provides leadership, strategic direction and guidance to BancPlus. Mr. Yates is the Senior Executive Vice President & Chief Strategy Officer.

	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Country Club Dues ($)	401(k) Employer Contributions ($)	Life Insurance Premiums ($)	Dividends ($)	Change in Control ($) (1)
Dr. Evans	—	—	—	2,500	—	—	—	2,687,770
Mr. Howard	—	—	—	11,598	—	—	—	—
Mr. Jones	—	—	—	2,500	—	—	—	—
Mr. Peaster	124,615	—	—	—	4,985	42,162	—	—
Mr. Yates	332,308	5,600	162,400	7,320	11,400	7,615	4,822	—
________________________________
(1)The change in control payment was the result of an arrangement between Dr. Evans and SCC which was triggered by BancPlus’ merger with SCC and paid by BancPlus following the merger.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 31, 2021, by (1) our directors and named executive officers, (2) each person who is known to us to own beneficially 5% or more of our common stock and (3) all directors and executive officers as a group. We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, based on information furnished by such shareholders, our management believes that each person has sole voting and dispositive power over the shares indicated as owned by such person. Unless otherwise noted, the address for each shareholder listed on the table below is: c/o BancPlus Corporation, 1068 Highland Colony Parkway, Ridgeland, Mississippi 39157. The table below calculates the percentage of beneficial ownership based on 10,079,277 shares of common stock outstanding as of January 31, 2021.

Name of Beneficial Owner	Number of Shares	Percentage
Directors and Named Executive Officers:
S.R. Evans Jr., M.D.(1)	341,894	3.39%
Kirk A. Graves(2)	6,702	*
Kennith W. Helton(3)	118,405	1.17%
Randall E. Howard(4)	6,045	*
B. Bryan Jones III(5)	336,543	3.34%
R. Eason Leake(6)	94,750	*
Carl R. Montgomery(7)	44,253	*
R. Hal Parker(8)	7,250	*
Thomas G. Peaster(9)	874,827	8.68%
John F. Phillips III(10)	140,917	1.40%
William A. Ray(11)	158,276	1.66%
Max S. Yates(12)	357,147	3.58%
Eloise S. Patridge(13)	13,674	*
All Directors and Executive Officers as a group (16 persons)	2,554,917	25.35%
Other Greater than 5% Holders:
BancPlus Corporation Employee Stock Ownership Plan (with 401(k) provisions)(14)	1,499,459	14.88%
________________________________
*    Ownership is less than 1%.
(1)Includes (i) 426 shares of unvested restricted stock over which Dr. Evans has sole voting but no investment power; (ii) 3,250 shares held by Dr. Evans in an individual retirement account; and (iii) 15,784 shares held by Dr. Evans’ spouse.
(2)The number of shares reported in the table does not include 53.4941 shares held by the ESOP for the benefit of Mr. Graves.
(3)Includes 350 shares of unvested restricted stock over which Mr. Helton has sole voting but no investment power.
(4)Includes (i) 350 shares of unvested restricted stock over which Mr. Howard has sole voting but no investment power; and (ii) 5,295 shares held by Mr. Howard in an individual retirement account.
(5)Includes (i) 18,000 shares held by B. B. Jones LP, of which Mr. Jones is a general partner; (ii) 10,703 shares held by the Bernard B. Jones, II Testamentary Trust, of which Mr. Jones is the trustee; (iii) 48,145 shares held by Wyatt Land, LLC, of which Mr. Jones is a managing member; (iv) 15,000 shares held by Bonanza LLC, of which Mr. Jones is a managing member; and (v) 350 shares of unvested restricted stock.. Mr. Jones has sole voting power over all of these shares, and sole investment power over all of these shares except the restricted stock, over which he has no investment power. The number of shares reported in the table also includes 580 shares held by Mr. Jones’s spouse.
(6)Includes (i) 350 shares of unvested restricted stock over which Mr. Leake has sole voting but no investment power; and (ii) 20,000 shares held by Mr. Leake’s spouse.
(7)Includes (i) 350 shares of unvested restricted stock over which Mr. Montgomery has sole voting but no investment power; and (ii) 3,000 shares held in an individual retirement account.
(8)Includes (i) 350 shares of unvested restricted stock over which Mr. Parker has sole voting but no investment power; and (ii) 2,000 shares held in an individual retirement account.
(9)The number of shares reported in the table does not include 5,193.0120 shares held by the ESOP for the benefit of Mr. Peaster.

(10)Includes (i) 350 shares of unvested restricted stock over which Mr. Phillips has sole voting but no investment power; and (ii) 54,167 shares held by Phillips Farms Elevator LLC, of which Mr. Phillips is a manager.
(11)Includes 9,519 shares of unvested restricted stock over which Mr. Ray has sole voting but no investment power; and (ii) 20,000 shares held by Mr. Ray’s spouse. The number of shares reported in the table does not include 49,467.1007 shares held by the ESOP for the benefit of Mr. Ray
(12)Includes (i) 153,279 shares held by The J B & P S Yates Family 1993 Trust, of which Mr. Yates is a trustee; (ii) 44,879 shares held by the Patricia S Yates 1993 Trust, of which Mr. Yates is a trustee; (iii) 67,329 shares held by the Patricia Scobey Yates QTIP Trust, of which Mr. Yates is a trustee; and (iv) 3,260 shares of unvested restricted stock. Mr. Yates has sole voting power over all of these shares, and sole investment power over all of these shares except the restricted stock, over which he has no investment power. The number of shares reported in the table does not include 5,020.6212 shares held by the ESOP for the benefit of Mr. Yates.
(13)Includes (i) 3,084 shares of unvested restricted stock over which Ms. Patridge has sole voting but no investment power; and (ii) 2,805 shares held by Ms. Patridge’s spouse. The number of shares reported in the table does not include 714.7040 shares held by the ESOP for the benefit of Ms. Patridge.
(14)These shares are 100% owned by the ESOP. BankPlus is the Plan Trustee of the ESOP. The shares held by the ESOP will be voted by the Trustee only as directed by the Executive Committee of the BancPlus board.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2020:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	136,272
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	136,272
________________________________
(1)Plans approved by shareholders include the 2018 Long-term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2020, and each proposed transaction in which:

•we have been or are to be a participant;
•the amount involved exceeds or will exceed $120,000; and
•any of our directors, nominees for director, executive officers or beneficial holders of more than five percent of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Ordinary Banking Relationships

Certain of the BancPlus officers, directors and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have or have had transactions with, BankPlus, BancPlus or its affiliates in the ordinary course of business. These transactions include deposits, loans and other financial services related transactions. Related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to BancPlus, do not involve more than normal risk of collectability or present other features unfavorable to BancPlus and are a type that BankPlus generally makes available to the public. As of the date of this prospectus, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans. BancPlus expects to continue to enter into transactions in the ordinary course of business on similar terms with its officers, directors and principal shareholders, as well as their immediate family members and affiliates.

The Sarbanes-Oxley Act generally prohibits a public company from extending or renewing credit or arranging the extension or renewal of credit to an executive officer or director. However, this prohibition does not apply to loans made by depository institutions such as BankPlus that are insured by the Federal Deposit Insurance Corporation and are compliant with federal banking regulations. Accordingly, BancPlus permits its directors and executive officers, their family members and their related interests, to establish and maintain banking and business relationships with BankPlus as long as such relationships are in the ordinary course of business and in compliance with the Sarbanes-Oxley Act. With respect to lending activities, BankPlus has policies governing affiliate and insider lending transactions. These policies prohibit extensions of credit to “insiders,” as defined in the policies, including BancPlus’ executive officers and directors, unless the extension of credit:

•is made in the ordinary course of business on substantially the same terms (including interest rates and collateral) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with members of the general public;
•does not involve more than the normal risk of repayment or present other unfavorable features; and
• is of a type that is generally made available by BankPlus to the public.

Other Related Person Transactions

BancPlus employs Ross & Yerger, an insurance agency, to provide insurance to BancPlus and to BankPlus. In the fiscal year 2020, BancPlus paid approximately $1.4 million to Ross & Yerger for these policies. Eason Leake, one of the BancPlus directors, is Chairman of the Board, a position he has held since 2002, and currently works as a producer for Ross & Yerger. In connection with the foregoing transactions, Mr. Leake received commissions from Ross & Yerger during 2020 totaling approximately $40,000. Additionally, BancPlus has contracted with third party service providers through referrals by Mr. Leake, for which Ross & Yerger received referral fees from such third party service providers. In 2020, Ross & Yerger paid approximately $67,000 to Mr. Leake in connection with these third party referrals.

Max Yates, who is also a director, serves as BancPlus’ Senior Executive Vice President and Chief Strategy Officer. On January 1, 2018, BancPlus entered into a change of control agreement with Mr. Yates, which provides similar terms and benefits as the change in control agreement for Ms. Patridge and Mr. Graves, described under “Executive Compensation—Change in Control Agreements.”

Policies and Procedures Regarding Related Party Transactions

The BancPlus board of directors has adopted a written related party transaction approval policy pursuant to which the an independent committee of the BancPlus board, the Audit Committee, will review and approve or take such other action as it may deem appropriate with respect to the following transactions:

• a transaction in which BancPlus is a participant, or an agreement or amendment to an agreement to which BancPlus is a party, and which involves an amount exceeding $120,000 and in which any of the BancPlus directors, executive officers or 5% shareholders, or any other “related person” as defined in Item 404 of SEC Regulation S-K (“Item 404”), has or will have a direct or indirect material interest; and

• any other transaction that meets the related party disclosure requirements of the SEC as set forth in Item 404.

This policy sets forth factors to be considered by the Audit Committee in determining whether to approve any such transaction, including the nature of BancPlus’ involvement in the transaction, whether BancPlus has demonstrable business reasons to enter into the transaction, whether the transaction would impair the independence of a director and whether the proposed transaction involves any potential reputational or other risks.

To simplify the administration of the approval process under this policy, the Audit Committee may, where appropriate, establish guidelines for approval of certain types of related party transactions or designate certain types of such transactions that will be deemed pre-approved. This policy also provides that the following transactions are deemed pre-approved:

• decisions on compensation or benefits or the hiring or retention of BancPlus directors or executive officers, if approved by the applicable committee of the BancPlus board;

• the indemnification and advancement of expenses pursuant to the BancPlus articles, the BancPlus bylaws or an indemnification agreement; and

• transactions where the related person’s interest or benefit arises solely from such person’s ownership of BancPlus’ securities and holders of such securities receive the same benefit on a pro rata basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by BKD, LLP for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Audit fees	$380,423	$232,640
Audit-related fees	28,704	24,960
Tax fees	43,930	38,265
All other fees	—	—
Total	$453,057	$295,865

The Audit Committee selects our independent registered public accounting firm and pre-approves all audit services to be provided to BancPlus. The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent registered public accounting firm to assure the provision that such services do not impair their independence.

Audit fees include fees associated with the annual audit of the Company’s financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q. Audit-related fees principally include employee benefit plan audits. Tax fees represent fees associated with the preparation and filing of the Company’s tax returns.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following are filed as part of this Annual Report on Form 10-K:

1.    The following consolidated financial statements of BancPlus Corporation are filed as a part of this report under Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets - December 31, 2020 and December 31, 2019

Consolidated Statements of Income - Years ended December 31, 2020, 2019, and 2018

Consolidated Statements of Comprehensive Income - Years ended December 31, 2020, 2019, and 2018

Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2020, 2019, and 2018

Consolidated Statements of Cash Flows - Years ended December 31, 2020, 2019, and 2018

Notes to Consolidated Financial Statements - December 31, 2020

2.    Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

3.    Exhibits required by Item 601 of Regulation S-K:

2.1*
Agreement and Plan of Share Exchange and Merger, dated September 18, 2019, by and among BancPlus Corporation, BankPlus, State Capital Corp., and State Bank & Trust Company (incorporated by reference to Annex A of the Company's Registration Statement on Form S-4, as amended, filed on February 12, 2020 (File No. 333-236022))

3.1	Articles of Incorporation of BancPlus Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant)
3.2	By-laws of BancPlus Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant)
4.1	Specimen Certificate for BancPlus Corporation Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant)
4.2	Form of 6.000% Fixed-to-Floating Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on June 5, 2020)
10.1
Employment Agreement, effective January 1, 2018, by and between BancPlus Corporation and William A. Ray (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant)

10.2
Change in Control Agreement, dated February 12, 2020, by and between BancPlus Corporation and Kirk A. Graves (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on April 6, 2020)

10.3
Change in Control Agreement, effective January 1, 2018, by and between BancPlus Corporation and Max S. Yates (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant)

10.4
Change in Control Agreement, effective January 1, 2018, by and between BancPlus Corporation and Eloise S. Patridge (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant)

10.5	BancPlus 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant)
10.6	Form of BancPlus Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant)
10.7	BancPlus Corporation Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant)
10.8*
Loan Agreement, dated October 14, 2016, by and between BancPlus Corporation and First Horizon Bank, as successor to First Tennessee Bank National Association, as amended on December 30, 2019 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant)

10.9
Form of Subordinated Note Purchase Agreement, dated June 4, 2020, by and among BancPlus Corporation and the several purchasers of the Notes (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on June 5, 2020)

14.1	Code of Ethics of the Company
21.1	Subsidiaries of the Company
23.1	Consent of BKD LLP
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Interactive Data
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)
* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCPLUS CORPORATION AND SUBSIDIARIES

March 10, 2021	By:	/s/ William A. Ray
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature	Title	Date
/s/ William A. Ray	President, Chief Executive Officer, and Director	March 10, 2021
William A. Ray	(Principal Executive Officer)

/s/ M. Ann Southerland	Senior Executive Vice President and Chief Financial Officer	March 10, 2021
M. Ann Southerland	(Principal Financial Officer)

/s/ Karlen Turbeville	Executive Vice President and Chief Accounting Officer	March 10, 2021
Karlen Turbeville	(Principal Accounting Officer)

/s/ Kirk A. Graves	Senior Executive Vice President, Chief Operating Officer, and Director	March 10, 2021
Kirk A. Graves

/s/ Max S. Yates	Senior Executive Vice President, Chief Strategy Officer, and Director	March 10, 2021
Max S. Yates

/s/ Thomas G. Peaster	Chairman of the Board and Director	March 10, 2021
Thomas G. Peaster

/s/ S.R. Evans Jr.	Director	March 10, 2021
S.R. Evans Jr.

/s/ Kennith W. Helton	Director	March 10, 2021
Kennith W. Helton

/s/ Randall E. Howard	Director	March 10, 2021
Randall E. Howard

/s/ B. Bryan Jones III	Director	March 10, 2021
B. Bryan Jones III

/s/ Carl R. Montgomery	Director	March 10, 2021
Carl R. Montgomery

/s/ R. Hal Parker	Director	March 10, 2021
R. Hal Parker

/s/ John F. Phillips III	Director	March 10, 2021
John F. Phillips III

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Not applicable.