Form 10-Q
period 2021-03-31
BANCPLUS CORP
filed 2021-05-07
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of April 30, 2021: 10,120,459

BANCPLUS CORPORATION
FORM 10-Q
For the Quarter Ended MARCH 31, 2021

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
BancPlus Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Par Value, Share and Per Share Data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Cash and due from banks	$98,920	$109,233
Interest bearing deposits with banks	483,155	508,196
Federal funds sold	19,908	20,116
Total cash and cash equivalents	601,983	637,545
Securities available for sale	572,888	311,373
Securities held to maturity - fair value: $91,350 - 2021; $94,436 - 2020	90,818	93,766
Loans held for sale	19,459	28,684

Loans	3,407,934	3,378,732
Less: Allowance for loan losses	40,041	36,000
Net loans	3,367,893	3,342,732

Premises and equipment	101,966	102,967
Operating lease right-of-use assets	35,151	35,936
Accrued interest receivable	18,769	18,061
Goodwill	2,616	2,616
Other assets	139,721	137,240
	$4,951,264	$4,710,920

Liabilities:
Deposits	$4,392,958	$4,152,810
Advances from Federal Home Loan Bank and other borrowings	32,837	33,771
Subordinated debentures	111,217	111,124
Operating lease liabilities	36,425	37,127
Accrued interest payable	3,409	2,709
Other liabilities	10,526	18,129
Total liabilities	4,587,372	4,355,670

Redeemable common stock owned by the ESOP	87,403	74,278
Shareholders' equity:
Common Stock, par value $1.00 per share.
40,000,000 authorized at March 31, 2021 and December 31, 2020; 10,041,328 and 10,079,277 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	10,041	10,079
Unearned Employee Stock Ownership Plan compensation	(2,304)	(2,650)
Additional paid-in capital	66,322	67,742
Retained earnings	286,665	273,204
Accumulated other comprehensive income, net	3,168	6,875
	363,892	355,250
Less: Redeemable common stock owned by the ESOP	(87,403)	(74,278)
Total shareholders' equity	276,489	280,972
	$4,951,264	$4,710,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2021	2020

Interest income:
Interest and fees on loans	$43,142	$26,907
Taxable securities	1,833	1,330
Tax-exempt securities	539	763
Interest bearing bank balances and other	138	1,112
Total interest income	45,652	30,112

Interest expense:
Deposits	2,164	4,252
Short-term borrowings	—	2
Advances from Federal Home Loan Bank	77	80
Other borrowings	1,369	483
Total interest expense	3,610	4,817

Net interest income	42,042	25,295
Provision for loan losses	3,889	185
Net interest income after provision for loan losses	38,153	25,110

Other operating income:
Service charges on deposit accounts	5,737	6,530
Mortgage origination income	2,714	1,259
Debit card interchange	2,640	1,447
Securities gains, net	—	37
Other income	9,186	4,927
Total other operating income	20,277	14,200

Other operating expenses:
Salaries and employee benefits	23,025	17,615
Net occupancy expenses	3,345	2,863
Furniture, equipment and data processing expenses	5,932	4,231
Other expenses	5,835	5,052
Total other operating expenses	38,137	29,761

Income before income taxes	20,293	9,549
Income tax expense	3,021	1,873
Net income	$17,272	$7,676

Earnings per common share - basic	$1.74	$1.01
Earnings per common share - diluted	$1.73	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2021	2020

Net income	$17,272	$7,676
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities available for sale	(4,936)	6,169
Tax effect	1,229	(1,536)
Total other comprehensive income (loss), net of tax	(3,707)	4,633
Comprehensive income	$13,565	$12,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

			Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Income	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Common Stock				Retained Earnings
	Shares	Amount

January 1, 2020	7,652,957	$7,653	$(4,476)	$811	$247,241	$282	$(79,308)	$172,203

Net income	—	—	—	—	7,676	—	—	7,676
Other comprehensive income, net	—	—	—	—	—	4,633	—	4,633
Issuance of restricted stock	2,500	2	—	(2)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(272)	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	383	—	—	—	383
Net change fair value of ESOP shares	—	—	—	—	—	—	(422)	(422)
Common stock released by ESOP	—	—	292	—	—	—	—	292
Dividends declared ($0.35 per share)	—	—	—	—	(2,653)	—	—	(2,653)
March 31, 2020	7,655,185	$7,655	$(4,184)	$1,182	$252,264	$4,915	$(79,730)	$182,102

January 1, 2021	10,079,277	$10,079	$(2,650)	$67,742	$273,204	$6,875	$(74,278)	$280,972

Net income	—	—	—	—	17,272	—	—	17,272
Other comprehensive loss, net	—	—	—	—	—	(3,707)	—	(3,707)
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(1,500)	(2)	—	(75)	—	—	—	(77)
Purchase of Company stock	(36,449)	(36)	—	(1,832)	—	—	—	(1,868)
Stock based compensation	—	—	—	487	—	—	—	487
Net change fair value of ESOP shares	—	—	—	—	—	—	(13,125)	(13,125)
Common stock released by ESOP	—	—	346	—	—	—	—	346
Dividends declared ($0.38 per share)	—	—	—	—	(3,811)	—	—	(3,811)
March 31, 2021	10,041,328	$10,041	$(2,304)	$66,322	$286,665	$3,168	$(87,403)	$276,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income per condensed consolidated statements of income	$17,272	$7,676
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,889	185
Depreciation and amortization	1,903	1,303
Net loss (gain) on sales of premises and equipment	85	(4)
Net gain on sales of other real estate owned	(171)	(121)
Write-downs of other real estate	20	80
Deferred income tax expense	433	(1,126)
Federal Home Loan Bank stock dividends	(3)	(14)
Common stock released by ESOP	346	292
Stock based compensation expense	487	383
Origination of loans held for sale	(105,569)	(59,354)
Proceeds from loans held for sale	114,794	59,134
Earnings on bank-owned life insurance	(3,492)	(395)
Net change in:
Accrued interest receivable and other assets	(1,365)	(1,639)
Accrued interest payable and other liabilities	(6,903)	(1,706)
Net cash from operating activities	21,726	4,694

Cash flows from investing activities:
Purchases of securities available for sale	(296,923)	(44,603)
Maturities and calls of securities available for sale	29,822	45,976
Purchases of securities held to maturity	(19,103)	—
Maturities, prepayments and calls of securities held to maturity	22,005	2,130
Net increase in loans	(30,982)	(16,761)
Purchases of premises and equipment	(1,343)	(912)
Proceeds from sales of premises and equipment	26	30
Proceeds from sales of other real estate owned	1,539	832
Investment in unconsolidated entities, net	(122)	(77)
Proceeds from bank-owned life insurance	4,336	—
Net cash used in investing activities	(290,745)	(13,385)

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$82,692	$29,452
Money market, negotiable order of withdrawal, and savings deposits	183,510	15,389
Certificates of deposit	(26,055)	2,098
Payments on FHLB advances	(59)	(68)
Payments on other borrowings	(875)	(875)
Cash dividends paid on common stock	(3,811)	(2,653)
Purchase of Company stock	(1,868)	—
Shares withheld to pay taxes on restricted stock vesting	(77)	(10)
Net cash from financing activities	233,457	43,333

Net change in cash and cash equivalents	(35,562)	34,642

Cash and cash equivalents at beginning of period	637,545	312,972

Cash and cash equivalents at end of period	$601,983	$347,614

Supplemental cash flow information:
Interest paid	$2,910	$4,832
Acquisition of real estate in non-cash foreclosures	2,272	1,131

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
The unaudited interim condensed consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest, and reflect all adjustments (consisting of normal recurring adjustments) that are necessary in the opinion of the Company’s management to fairly present the financial position, results of operations and cash flows of the Company. They have been derived from the audited consolidated financial statements for the fiscal year ended December 31, 2020; however, certain notes and information have been omitted from the interim periods. Therefore, these unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The accounting and financial reporting policies followed by the Company conform, in all material respects, to the accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry. The results of operations for the interim periods are not necessarily indicative of the results to be expected for future interim periods or for the entire year.
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
Recently Issued But Not Yet Effective Accounting Standards
Accounting Standards Update 2016-13 (“ASU 2016-13”), “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13, which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 was originally effective for the Company for annual and interim periods beginning on January 1, 2021. Subsequently, FASB approved a deferral of the effective date. ASU 2016-13 will now be effective for the Company for annual and interim periods beginning on January 1, 2023. The Company has formed a cross functional team that is assessing data and system needs and evaluating the impact of adopting the new guidance. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the Company adopts the new standard, but has not yet determined the magnitude of the one-time adjustment or the overall impact on the Company’s consolidated financial statements.

Accounting Standards Update 2020-04 (“ASU 2020-04”), “Reference Rate Reform - Topic 848.” In March 2020, the FASB issued ASU 2020-04, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications, hedge accounting, and other transactions affected that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The company is still evaluating the impact of ASU 2020-04, but does not expect it to have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended March 31,
(In thousands except per share data)	2021	2020
Net income	$17,272	$7,676

Weighted average common shares outstanding	9,919	7,576
Diluted effect of unallocated stock	73	79
Diluted common shares	9,992	7,655

Basic earnings per common share	$1.74	$1.01
Diluted earnings per common share	$1.73	$1.00

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

Pursuant to the Merger Agreement, holders of SCC common stock received 0.6950 shares of BancPlus common stock, par value $1.00 per share, for each share of SCC common stock, par value $1.25 per share, held immediately prior to the effective time of the Merger, plus cash in lieu of fractional shares. BancPlus issued 2,453,827 shares of common stock to holders of SCC common stock, in addition to approximately $12,000 in lieu of fractional shares. In connection with the Merger, the Company incurred approximately $6.4 million of acquisition expenses, of which approximately $539,000 were incurred during the three months ended March 31, 2020. These expenses are recorded in other operating expenses and furniture, equipment and data processing expenses in the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2020.

The excess fair value of net assets acquired over cost paid was recorded as a gain on bargain purchase during 2020. The gain on bargain purchase was primarily the result of changes in the value of BancPlus common stock due to the timing of the closing of the Merger relative to when the Merger Agreement was signed and declines in the overall market as a result of the COVID-19 pandemic over that period. The measurement period adjustment during the third quarter of 2020 was the result of a reduction in the value of liabilities assumed in the Merger during refinement of the preliminary valuations disclosed at the time of the Merger.

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

Revenues and earnings of the acquired company since the Merger date have not been disclosed as it is not practicable as SCC was merged into BancPlus and separate financial information for SCC is not available. The following table presents unaudited pro forma information as if the Merger with SCC had occurred on January 1, 2020. This pro forma information combines the historic condensed consolidated results of operations of BancPlus and SCC after giving effect to certain adjustments, including purchase accounting fair value adjustments and amortization of intangibles, as well as the related income tax effects of those adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Merger occurred on January 1, 2020.

Three Months Ended
(In thousands, except per share data)	March 31, 2020
Net interest income	$37,230
Other operating income	15,582
Net income available to common shareholders	4,777
Earnings per common share:
Basic	$0.48
Diluted	0.47
Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2021:
U.S. Government agency obligations	$303,347	$295	$3,261	$300,381
Residential mortgage-backed securities	153,540	4,979	37	158,482
Commercial mortgage-backed securities	15,677	90	107	15,660
Asset-backed securities	13,689	603	44	14,248
Corporate investments	32,750	633	161	33,222
State and political subdivisions	49,667	1,376	148	50,895
Total available for sale	$568,670	$7,976	$3,758	$572,888

December 31, 2020:
U.S. Government agency obligations	$12,092	$342	$—	$12,434
Residential mortgage-backed securities	181,569	5,644	1	187,212
Commercial mortgage-backed securities	16,793	538	—	17,331
Asset backed securities	13,990	543	86	14,447
Corporate investments	32,750	420	22	33,148
State and political subdivisions	45,025	1,833	57	46,801
Total available for sale	$302,219	$9,320	$166	$311,373
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2021:
States and political subdivisions	$90,818	$532	$—	$91,350
Total held to maturity	$90,818	$532	$—	$91,350

December 31, 2020:
States and political subdivisions	$93,766	$670	$—	$94,436
Total held to maturity	$93,766	$670	$—	$94,436
All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies.

Provided below is a summary of investment securities that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
March 31, 2021:
Available for sale:
U.S. Government agencies	$288,452	$3,261	$—	$—	288,452	$3,261
Residential mortgage-backed securities	3,730	37	—	—	3,730	37
Commercial mortgage-backed securities	8,371	107	—	—	8,371	107
Asset backed securities	2,440	44	—	—	2,440	44
Corporate investments	12,839	161	—	—	12,839	161
States and political subdivisions	5,311	84	2,636	64	7,947	148
	$321,143	$3,694	$2,636	$64	323,779	$3,758

December 31, 2020:
Available for sale:
Residential mortgage-backed securities	$4,471	$1	$—	$—	4,471	$1
Commercial mortgage-backed securities	305	—	—	—	305	—
Asset backed securities	2,492	86	—	—	2,492	86
Corporate investments	9,229	22	—	—	9,229	22
States and political subdivisions	3,028	57	—	—	3,028	57
	$19,525	$166	$—	$—	19,525	$166
The number of debt securities in an unrealized loss position increased from 13 at December 31, 2020 to 75 at March 31, 2021. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2021.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
March 31, 2021:
One year or less	$13,114	$13,271	$16,265	$16,301
After one through five years	179,829	178,923	48,785	48,956
After five through ten years	201,102	200,343	22,878	23,203
After ten years	174,625	180,351	2,890	2,890
	$568,670	$572,888	$90,818	$91,350

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
March 31, 2021	$447,040	$451,684	$41,570	$41,579

December 31, 2020	$251,913	$260,351	$57,110	$57,770
Note 5: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	March 31, 2021	December 31, 2020
Secured by real estate:
Residential properties	$736,047	$738,340
Construction and land development	450,489	403,496
Farmland	207,218	217,104
Other commercial	1,238,984	1,224,633
Total real estate	2,632,738	2,583,573
Commercial and industrial loans	612,105	635,714
Agricultural production and other loans to farmers	84,179	85,469
Consumer and other loans	78,912	73,976
Total loans before allowance for loan losses	$3,407,934	$3,378,732
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
The following table presents the recorded investment in nonaccrual loans, segregated by class.

(In thousands)	March 31, 2021	December 31, 2020
Secured by real estate:
Residential properties	$3,825	$3,869
Construction and land development	763	1,863
Farmland	—	158
Other commercial	3,426	7,947
Total real estate	8,014	13,837
Commercial and industrial loans	11	12
Agricultural production and other loans to farmers	42	85
Consumer and other loans	176	177
Total nonaccrual loans	$8,243	$14,111

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
March 31, 2021
Secured by real estate:
Residential properties	$6,800	$2,232	$9,032	$727,015	$736,047	$1,347
Construction and land development	378	2,047	2,425	448,064	450,489	1,614
Farmland	528	561	1,089	206,129	207,218	560
Other commercial	2,056	2,869	4,925	1,234,059	1,238,984	2,325
Total real estate	9,762	7,709	17,471	2,615,267	2,632,738	5,846
Commercial and industrial loans	2,787	393	3,180	608,925	612,105	393
Agricultural production and other loans to farmers	388	14	402	83,777	84,179	14
Consumer loans	245	333	578	78,334	78,912	157
Total	$13,182	$8,449	$21,631	$3,386,303	$3,407,934	$6,410

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
December 31, 2020
Secured by real estate:
Residential properties	$5,836	$2,016	$7,852	$730,488	$738,340	$1,174
Construction and land development	713	3,086	3,799	399,697	403,496	1,843
Farmland	373	779	1,152	215,952	217,104	618
Other commercial	3,956	3,084	7,040	1,217,593	1,224,633	2,417
Total real estate	10,878	8,965	19,843	2,563,730	2,583,573	6,052
Commercial and industrial loans	2,195	135	2,330	633,384	635,714	135
Agricultural production and other loans to farmers	319	15	334	85,135	85,469	15
Consumer loans	444	278	722	73,254	73,976	101
Total	$13,836	$9,393	$23,229	$3,355,503	$3,378,732	$6,303
Impaired Loans - Impaired loans include nonperforming loans, loans modified in troubled debt restructurings (“TDRs”) where concessions have been granted to borrowers experiencing financial difficulties, and certain other loans identified by management. Certain other loans identified by management consist of performing loans with specific allocations of the allowance for loan loss. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

Impaired loans, segregated by class were as follows:

	March 31, 2021
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$8,524	$5,733	$—
Construction and land development	4,652	2,362	—
Farmland	10,551	10,289	—
Other commercial	6,896	3,824	—
Total real estate	30,623	22,208	—
Commercial and industrial	19,881	19,544	—
Agricultural production and other loans to farmers	86	54	—
Consumer and other loans	192	176	—
Total	$50,782	$41,982	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$1,069	$1,068	$9
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	2,040	2,040	254
Total real estate	3,109	3,108	263
Commercial and industrial	2,327	2,327	1,725
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	$5,436	$5,435	$1,988
Total impaired loans	$56,218	$47,417	$1,988

(1) Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge offs and payments applied.

	December 31, 2020
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$8,474	$5,795	$—
Construction and land development	5,530	3,462	—
Farmland	11,024	10,584	—
Other commercial	8,439	5,149	—
Total real estate	33,467	24,990	—
Commercial and industrial	10,386	9,962	—
Agricultural production and other loans to farmers	156	97	—
Consumer and other loans	216	177	—
Total	$44,225	$35,226	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$1,073	$1,073	$9
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	6,072	6,039	2,028
Total real estate	7,145	7,112	2,037
Commercial and industrial	4,430	4,430	2,158
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	11,575	11,542	4,195
Total impaired loans	$55,800	$46,768	$4,195

(1)Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge-offs and payments applied.

The average recorded investment and interest recognized for impaired loans for the three months ended March 31, 2021 and 2020 are presented below.

	Three Months Ended March 31,
	2021		2020
	Average	Interest	Average	Interest
(In thousands)	Investment	Recognized	Investment	Recognized
Secured by real estate:
Residential properties	$6,657	$37	$4,773	$38
Construction and land development	2,997	29	2,009	35
Farmland	10,432	124	10,563	129
Other commercial	9,311	57	10,724	58
Total real estate	29,397	247	28,069	260
Commercial and industrial	16,798	210	464	8
Agricultural production and other loans to farmers	81	—	62	—
Consumer loans	177	—	183	—
Total	$46,453	$457	$28,778	$268
There were no modifications classified as TDRs for the three months ended March 31, 2021 or 2020. Although there were additional modifications of terms on some loans, the prevailing modifications during the reported periods were related to converting the loans to interest only for a period of time, reductions in the interest rates, and/or extensions of payment dates or maturity dates. Because the majority of these loans were classified as impaired loans before restructuring, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The Company did not forgive any principal on the above loans. The allowance for loan losses attributable to restructured loans was $169,000 and $2.0 million at March 31, 2021 and December 31, 2020, respectively. The primary reason for the decrease in the allowance for loan losses attributable to restructured loans was a $1.8 million payment received in the first quarter of 2021 related to a loan classified as a TDR in 2019. The Company defines a payment default as a payment received more than 90 days after its due date.

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
•Risk Grade 7 – Special Mention – The Company’s special mention rating is intended to closely align with the regulatory definition. A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these weaknesses may result in deterioration of repayment prospects. These weaknesses may include deteriorating balance sheets, strained liquidity and elevated leverage ratios. Cash flow and profitability are marginally sufficient to service debt and collateral is exhibiting signs of decline in value; however, protection is currently sufficient. Limited management experience or weaknesses have emerged requiring more than normal supervision and uncertainties regarding the quality of the financials are not explained. Guarantor has very limited ability and willingness to provide short-term support. Moderate policy exceptions concerning structure or amortization may be considered in order to provide relief to the borrower. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
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
The following table summarizes the credit quality of the Company’s loan portfolio by loan class for the period indicated:

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
March 31, 2021
Secured by real estate:
Residential properties	$717,367	$163	$18,517	$—	$736,047
Construction and land development	448,899	—	1,590	—	450,489
Farmland	194,157	—	13,061	—	207,218
Other commercial	1,227,224	—	11,533	227	1,238,984
Total real estate	2,587,647	163	44,701	227	2,632,738
Commercial and industrial	586,862	51	25,143	49	612,105
Agricultural production and other loans to farmers	83,940	91	148	—	84,179
Consumer and other loans	78,491	—	421	—	78,912

Total	$3,336,940	$305	$70,413	$276	$3,407,934

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
December 31, 2020
Secured by real estate:
Residential properties	$721,024	$—	$17,316	$—	$738,340
Construction and land development	401,347	—	2,149	—	403,496
Farmland	205,211	—	11,893	—	217,104
Other commercial	1,209,365	—	15,041	227	1,224,633
Total real estate	2,536,947	—	46,399	227	2,583,573
Commercial and industrial	619,086	51	16,526	51	635,714
Agricultural production and other loans to farmers	85,197	91	181	—	85,469
Consumer and other loans	73,560	—	416	—	73,976

Total	$3,314,790	$142	$63,522	$278	$3,378,732

Transactions in the allowance for loan losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended March 31, 2021
Allowance for loan losses:
Beginning balance	$6,337	$20,163	$7,900	$1,600	$36,000
Provision for loan losses	(290)	2,355	1,581	243	3,889
Recoveries on loans	107	413	84	882	1,486
Loans charged off	(19)	(315)	(126)	(874)	(1,334)
Ending balance	$6,135	$22,616	$9,439	$1,851	$40,041

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$1,725	$254	$9	$—	$1,988
Collectively evaluated for impairment	4,410	22,362	9,430	1,851	38,053
Ending balance	$6,135	$22,616	$9,439	$1,851	$40,041

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
Three Months Ended March 31, 2020
Allowance for loan losses:
Beginning balance	$2,773	$10,766	$5,568	$1,135	$1,258	$21,500
Provision for loan losses	7	385	(67)	288	(428)	185
Recoveries on loans	87	34	56	943	—	1,120
Loans charged off	(82)	(217)	(151)	(1,185)	—	(1,635)
Balance, end of year	$2,785	$10,968	$5,406	$1,181	$830	$21,170

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$34	$3,332	$14	$—	$—	$3,380
Collectively evaluated for impairment	2,751	7,636	5,392	1,181	830	17,790
Ending balance	$2,785	$10,968	$5,406	$1,181	$830	$21,170

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
March 31, 2021
Individually evaluated for impairment	$21,860	$16,436	$2,396	$176	$40,868
Collectively evaluated for impairment	590,245	1,880,255	733,651	162,915	3,367,066
Ending balance	$612,105	$1,896,691	$736,047	$163,091	$3,407,934

December 31, 2020
Individually evaluated for impairment	$14,392	$25,234	$6,868	$274	$46,768
Collectively evaluated for impairment	621,322	1,819,999	731,472	159,171	3,331,964
Ending balance	$635,714	$1,845,233	$738,340	$159,445	$3,378,732

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

Under the Basel III rules, the Company must maintain a capital conservation buffer of CET1 capital above the minimum risk-based capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. If, after deducting the buffer amount from its CET1 capital, Tier 1 capital, and total capital, any of these amounts results in a risk-based capital ratio below the minimum, a banking institution will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The capital conservation buffer, which was 2.50% at March 31, 2021 and December 31, 2020, is included in the minimum capital requirements relative to risk-weighted assets in the following table. Management believes as of March 31, 2021 and December 31, 2020, the Company and the Bank met Basel III minimum capital requirements to which they are subject.

The Bank is also subject to capital requirements under the prompt corrective action regime. As of March 31, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. To be categorized as well capitalized, an insured depository institution must maintain certain ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets. There are no conditions or events since that notification that management believes have changed the Bank’s category. The amounts of the Bank’s capital relative to the standards for well capitalized status are set forth in the following table.
The Company’s and the Bank’s CET1 capital includes total common equity reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. In connection with the adoption of Basel III, the Company elected to opt out of the requirement to include most components of accumulated other comprehensive income (loss) in CET1 capital.
Tier 1 capital includes CET1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at March 31, 2021 and December 31, 2020 included $50.8 million and $50.7 million of trust preferred securities issued by the trusts (net of investment in the trusts), respectively. The Bank did not have any additional Tier 1 capital beyond CET1 capital as of March 31, 2021 and December 31, 2020.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. In addition, Tier 2 capital at March 31, 2021 and December 31, 2020 for the Company includes $58.7 million and $58.6 million, respectively, of subordinated debentures. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III.

The following table presents actual and required capital ratios for the Company and the Bank under the Basel III rules.

	Actual		Minimum Requirement		Required to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2021:
Company:
CET1 Capital to Risk-Weighted Assets	$352,466	10.04%	$245,694	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	403,300	11.49%	298,343	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	502,021	14.30%	368,541	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	403,300	8.40%	192,159	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$398,495	11.39%	$244,919	7.00%	$227,425	6.50%
Tier 1 Capital to Risk-Weighted Assets	398,495	11.39%	297,402	8.50%	279,908	8.00%
Total Capital to Risk-Weighted Assets	438,536	12.53%	367,379	10.50%	349,885	10.00%
Tier 1 Capital to Average Assets	398,495	8.31%	191,801	4.00%	239,752	5.00%

December 31, 2020:
Company:
CET1 Capital to Risk-Weighted Assets	$339,936	9.94%	$239,437	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	390,713	11.42%	290,745	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	485,357	14.19%	359,155	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	390,713	8.55%	182,853	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$387,231	11.36%	$238,629	7.00%	$221,584	6.50%
Tier 1 Capital to Risk-Weighted Assets	387,231	11.36%	289,763	8.50%	272,719	8.00%
Total Capital to Risk-Weighted Assets	423,231	12.42%	357,943	10.50%	340,898	10.00%
Tier 1 Capital to Average Assets	387,231	8.49%	182,531	4.00%	228,164	5.00%
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

Securities - The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of March 31, 2021 or December 31, 2020. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
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
Other Real Estate Owned - Other real estate owned is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated cost to sell. Fair value estimates begin with obtaining a current independent appraisal or internal evaluation of the collateral value. Subsequent to foreclosure, valuations are performed periodically by the Company’s appraisal department and any subsequent reduction in value is recognized by a charge to income.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
March 31, 2021
U.S. Government agency obligations	$300,381	$—	$300,381	$—
Residential mortgage-backed securities	158,482	—	158,482	—
Commercial mortgage-backed securities	15,660	—	15,660	—
Asset-backed securities	14,248	—	14,248	—
Corporate investments	33,222	—	33,222	—
State and political subdivisions	50,895	—	50,895	—
Total securities available for sale	$572,888	$—	$572,888	$—

December 31, 2020
U.S. Government agency obligations	$12,434	$—	$12,434	$—
Residential mortgage-backed securities	187,212	—	187,212	—
Commercial mortgage-backed securities	17,331	—	17,331	—
Asset backed securities	14,447	—	14,447	—
Corporate investments	33,148	—	33,148	—
State and political subdivisions	46,801	—	46,801	—
Total securities available for sale	$311,373	$—	$311,373	$—
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses:
March 31, 2021	$45,429	$—	$—	$45,429
December 31, 2020	$42,573	$—	$—	$42,573

Other real estate owned:
March 31, 2021	$7,637	$—	$—	$7,637
December 31, 2020	$6,754	$—	$—	$6,754
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
March 31, 2021
Impaired loans, net of specific allowance	$45,429	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$7,637	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2020
Impaired loans, net of specific allowance	$42,573	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$6,754	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%
Fair Value of Financial Instruments
Generally accepted accounting principles require disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, that are not measured and reported at fair value on a recurring or non-recurring basis. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions significantly affect the estimates and, as such, the derived fair value may not be indicative of the value negotiated in an actual sale and may not be comparable to that reported by other financial institutions. In addition, the fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
The following table presents estimated fair values of the Company’s financial instruments not previously disclosed:

	March 31, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$601,983	$601,983	$637,545	$637,545

Level 2 inputs:
Securities held to maturity	90,818	91,350	93,766	94,436
FHLB stock	2,560	2,560	2,557	2,557
Accrued interest receivable	18,769	18,769	18,061	18,061
Level 3 inputs:
Loans held for sale	19,459	19,459	28,684	28,684
Loans, net	3,367,893	3,366,801	3,342,732	3,348,872

Financial liabilities:
Level 2 inputs:
Deposits	4,392,958	4,393,341	4,152,810	4,153,402
FHLB and other borrowings	32,837	33,711	33,771	34,941
Subordinated debentures	111,217	111,217	111,124	111,124
Accrued interest payable	3,409	3,409	2,709	2,709

Note 9: Subordinated Debentures and Trust Preferred Securities

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s condensed consolidated balance sheet and will be amortized over the life of the Notes. The Notes will initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company intends to use the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	March 31, 2021	December 31, 2020
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the condensed consolidated balance sheet at March 31, 2021 due to the remaining purchase discount of $4.2 million, which was established upon the Merger with SCC and is being amortized over the remaining life of the debentures.

Interest rates adjust quarterly for the subordinated debentures with rates that are indexed with LIBOR. We are currently monitoring the actions of LIBOR’s regulator and the implementation of alternative reference rates in advance of the expected discontinuation of LIBOR to determine any potential impact on the subordinated debentures.

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
The ESOP owned 1,500,537 and 1,499,459 shares of the Company's common stock at March 31, 2021 and December 31, 2020, respectively. The ESOP entered into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock that were sold by participants in accordance with diversification provisions of the ESOP. A total of 176,786 shares were repurchased through 2011, an additional 77,000 shares were repurchased under this program in 2012, and 27,594 shares were repurchased under this program in 2019. These unallocated shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares that are used to repay the loan are treated as compensation expense.
The following table presents information related to the Company’s ESOP-owned shares.

(In thousands, except share data)	March 31, 2021	December 31, 2020
Allocated shares	1,456,722	1,449,335
Unearned shares	43,815	50,124
Total ESOP shares	1,500,537	1,499,459

Fair value of unearned shares	$2,629	$2,569

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the consolidated balance sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the consolidated statement of changes shareholders’ equity. The fair value of shares held by the ESOP at March 31, 2021 was $87.4 million, based on the Company’s previously disclosed appraised value of $60.00 per share of common stock. The fair value at December 31, 2020 was $74.3 million, based on the Company’s previously disclosed appraised value of $51.25 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. In particular, the COVID-19 pandemic has had a significant impact on the trading markets for equity securities, including the value of equity securities of banking institutions. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

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

In connection with the Merger, all shares of SCC common stock held in the State Bank ESOP were converted into shares of the Company’s common stock using the exchange ratio provided for in the Merger Agreement. Distributions from the State Bank ESOP may be either in cash or Company common stock. The shares of Company common stock distributed by the State Bank ESOP are subject to a put option so long as the Company is not publicly traded and the valuation obtained for purposes of the ESOP is used to determine the put option price under the State Bank ESOP. As of March 31, 2021 and December 31, 2020, the State Bank ESOP held 10,670 and 52,204 shares of Company common stock, respectively.

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

State Bank Defined Benefit Pension Plan

As a result of the Merger, the Company assumed the Mississippi Southern Bank Pension Plan (“State Bank Pension Plan”), a defined benefit pension plan which was closed to new participants and benefits were frozen effective as of December 31, 2002. While no additional benefits accrue, the Company’s cumulative obligation is subject to adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly period ended March 31, 2021 were not material to the Company’s condensed consolidated statements of income. The Company has filed a determination letter with the IRS to seek approval of termination. Upon receipt of a favorable determination letter from the IRS, the Company will distribute all assets held by the State Bank Pension Plan in accordance with its terms.

Note 11: Equity

The Company’s Board of Directors authorized 10,000,000 shares of preferred stock with no par value, which may be issued from time to time and in one or more classes or series upon authorization of the Board. At March 31, 2021 and December 31, 2020, there were zero shares of preferred stock issued and outstanding.

Note 12: Stock Based Compensation
Under the Company’s long-term incentive program, executive officers are eligible to receive equity-based awards under the 2020 Long-Term Incentive Plan (“LTIP”). Restricted stock awards (“RSAs”) granted under the LTIP generally vest over one to five years. Unvested RSAs are included in the Company’s common stock outstanding. Compensation expense for RSAs granted under the LTIP is recognized over the vesting period of the awards based on the fair value of the stock at the grant date, with forfeitures recognized as they occur.
Stock based compensation that has been charged against income was $487,000 for the three months ended March 31, 2021 and $383,000 for same period of 2020. There were no forfeitures during this period. As of March 31, 2021, there was $2.9 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 3.0 years.
A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Three Months Ended
	March 31, 2021		March 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	91,109	$50.60	69,093	$53.67
Granted	—	—	2,500	57.00
Vested	(9,878)	50.91	(16,283)	50.78
Forfeited	—	—	—	—
End of period	81,231	$50.56	55,310	$54.68

Note 13: COVID-19

In the first quarter of 2020, the outbreak of COVID-19 was declared a pandemic by the World Health Organization. In response to the economic impact of the COVID-19 pandemic, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. It contains substantial lending, tax and spending provisions, including creating and appropriating an initial $39 billion of funding to the Paycheck Protection Program (“PPP”), designed to aid small and medium-sized businesses through federally guaranteed loans distributed by banks. On April 24, 2020, Congress enacted the Paycheck Protection Program and Healthcare Enhancement Act (the “Enhancement Act”) to, among other things, increase the available funding under the PPP by $310 billion to a total of $659 billion. The deadline for the first round of loan applications was August 8, 2020.

The Consolidated Appropriations Act, enacted on December 27, 2021, provided additional funding for the PPP of approximately $284 billion and allowed eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. Subsequently, the American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021.

PPP loans are intended to guarantee payroll and other qualifying expenses to help small businesses remain viable and allow their workers to pay their bills. The Small Business Administration (“SBA”) manages and backs the PPP. If a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by the SBA. In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to the Company, which the Company must review and forward to the SBA. The SBA began approving forgiveness applications on August 10, 2020.

As of March 31, 2021, 2,564 BankPlus loans totaling $188.0 million had been forgiven and paid by the SBA or the customer. As of March 31, 2021, the Company held 3,559 loans for customers under the PPP, totaling approximately $223.8 million. The loans have maturities ranging from September 2021 to March 2026. The Company expects to recognize total fee income of approximately $6.6 million over the lives of the remaining loans.

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

As of March 31, 2021, the Company had granted temporary modifications on 2,252 outstanding loans totaling approximately $834.7 million, or 24% of total outstanding loans, primarily secured by 1-4 family residences and multi-tenant retail commercial real estate. As of March 31, 2021, 19 loans totaling $37.1 million, or 1.1% of the Company’s loan portfolio, were still in deferment.

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
There are or will be important risk factors that could cause actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•the effects of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition and results of operations and on our customers, our employees, our third-party service providers and the economy, especially as a vaccine becomes widely available;
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
•natural disasters and adverse weather, public health crises, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the annual period ended December 31, 2020, and in this Quarterly Report on Form 10-Q.
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, and in this Quarterly Report on Form 10-Q. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Its wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of March 31, 2021, we operated 79 branch offices across Mississippi, Louisiana, and Alabama. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of March 31, 2021, BancPlus held $4.4 billion of total deposits, and our deposit base consisted of 96.2% core deposits with a total deposit cost of 0.20%. Our loan portfolio was comprised of 76.1% commercial loans and 23.9% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area, and we believe we are well-positioned for future growth.
2021 First Quarter Highlights

•Net income for the three months ended March 31, 2021 was $17.3 million compared with $7.7 million for the same period of 2020
•Diluted earnings per share for the three months ended March 31, 2021 were $1.73, compared with $1.00 for the same period of 2020
•Net interest income was $42.0 million for the three months ended March 31, 2021 compared with $25.3 million for the same period of 2020
•Total loans held for investment were $3.41 billion at March 31, 2021 compared with $3.38 billion at December 31, 2020
Recent Developments
Impact of COVID-19

In the first quarter of 2020, the outbreak of COVID-19 was declared a pandemic by the World Health Organization. In response to the economic impact of the COVID-19 pandemic, on March 27, 2020, Congress enacted the CARES Act. It contains substantial lending, tax and spending provisions intended to address the economic impact of the COVID-19 pandemic, including creating and appropriating an initial $349 billion of funding to the PPP, designed to aid small and medium-sized businesses through federally guaranteed loans distributed by banks. On April 24, 2020, Congress enacted the Enhancement Act, which among other things, increased the available funding by $310 billion to a new total of $659 billion. The deadline for the first round of loan applications was August 8, 2020.

The Consolidated Appropriations Act, enacted on December 27, 2021, provided additional funding for the PPP of approximately $284 billion and allows eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. Subsequently, the American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021.

PPP loans are intended to guarantee payroll and other qualifying expenses to help those businesses remain viable and allow their workers to pay their bills. The SBA manages and backs the PPP. If a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by the SBA. In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we must review and forward to the SBA. The SBA began approving forgiveness applications on August 10, 2020.

As of March 31, 2021, 2,564 BankPlus loans totaling $188.0 million had been forgiven and paid by the SBA or the customer. As of March 31, 2021, the Company held 3,559 loans for customers under the PPP, totaling approximately $223.8 million. The loans have maturities ranging from September 2021 to March 2026. The Company expects to recognize total fee income of approximately $6.6 million over the lives of the remaining loans.

The CARES Act and related guidance from the federal banking agencies also provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as troubled debt restructurings (“TDRs”), to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not subject to TDR accounting requirements under GAAP. Additionally, under April 2020 interagency guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. The federal banking agencies also have encouraged banks to work with their borrowers to modify loans as may be appropriate.

As of March 31, 2021, the Company had granted temporary modifications on 2,252 outstanding loans totaling approximately $834.7 million, or 24% of total outstanding loans, primarily secured by 1-4 family residences and multi-tenant retail commercial real estate. As of March 31, 2021, 19 loans totaling $37.1 million, or 1.1% of the Company’s loan portfolio, were still in deferment.

The continuation of the economic effects of the COVID-19 pandemic and actions taken in response to it, including the impacts of loan forbearance and other provisions of the CARES Act and other federal and state measures, have had and may in the future continue to have an adverse impact on our business and results of operations and the operations of our borrowers, customers and business partners. The uncertainty regarding the duration of the pandemic, including waves of the pandemic, especially as a vaccine becomes widely available, and the resulting economic disruption has caused increased market volatility and a significant decrease in consumer confidence and business generally, and has led to an economic recession. The ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to COVID-19 is likely to result in an adverse effect to our business, financial condition and results of operations in future periods.
Transition from London Inter-Bank Offered Rate (LIBOR)
On March 5, 2021, the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which will end on December 31, 2021). Additionally, on April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of an alternative reference rate, the Secured Overnight Funding Rate (“SOFR”), in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued. The Federal Reserve and other federal banking agencies have continued to encourage banks to transition away from LIBOR as soon as practicable. For more information on the Company’s approach to LIBOR transition planning, please see the risk factors under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the Securities and Exchange Commission.

Results of Operations
The following discussion of BancPlus’ results of operations compares the three months ended March 31, 2021 to the three months ended March 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
Net Income

Net income for the three months ended March 31, 2021 and 2020 was $17.3 million and $7.7 million, respectively. BancPlus’ annualized return on average assets for the three months ended March 31, 2021 and 2020 was 1.45% and 1.01%, respectively. BancPlus’ annualized return on average equity for the three months ended March 31, 2021 and 2020 was 19.53% and 12.19%, respectively.
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

For the three months ended March 31, 2021, net interest income was $42.0 million, an increase of $16.7 million, or 66.2%, compared to net interest income of $25.3 million for the three months ended March 31, 2020. The increase in net interest income was primarily the result of increased interest earning assets as a result of the previously disclosed merger with State Capital Corp. (“SCC”).

Net interest margin for the three months ended March 31, 2021 increased 19 basis points to 3.75% from 3.56% for the same period of 2020 as the effect of the lower interest rate environment on our interest-bearing liabilities outpaced that of our interest earning assets this quarter primarily due to the merger with SCC.
Our average interest earning assets at March 31, 2021, increased $1.64 billion, or 57.78%, to $4.49 billion from $2.84 billion at March 31, 2020. BancPlus’ average interest-bearing liabilities increased $1.07 billion, or 50.74%, to $3.19 billion at March 31, 2021, from $2.12 billion at March 31, 2020. This increase in BancPlus’ average interest earning assets and interest-bearing liabilities was primarily due to our merger with SCC. The ratio of BancPlus’ average interest earning assets to average interest-bearing liabilities was 140.7% and 134.4% for the three months ended March 31, 2021 and 2020, respectively.
BancPlus’ average interest earning assets produced a tax-equivalent yield of 4.07% for the three months ended March 31, 2021 compared to 4.24% for the three months ended March 31, 2020. The average rate paid on interest-bearing liabilities was 0.45% for the three months ended March 31, 2021 compared to 0.91% for the three months ended March 31, 2020. These year over year decreases in yields reflect the current low interest rate environment.
Average Balances and Yields
The following tables show, for the three months ended March 31, 2021 and 2020, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$526,113	$125	0.10%	$319,901	$921	1.15%
Federal funds sold	20,109	10	0.20%	52,245	177	1.36%
	546,222	135	0.10%	372,146	1,098	1.18%
Investment securities:
Taxable investment securities	425,247	1,833	1.72%	256,878	1,330	2.07%
Tax-exempt investment securities	92,567	539	2.33%	121,341	763	2.52%
Total securities	517,814	2,372	1.83%	378,219	2,093	2.21%
Loans (1)	3,418,232	43,142	5.05%	2,090,026	26,907	5.15%
Federal Home Loan Bank stock	3,407	3	0.35%	2,585	14	2.17%
Total interest earning assets	4,485,675	45,652	4.07%	2,842,976	30,112	4.24%
Noninterest earning assets	334,691			225,438
Total assets	$4,820,366			$3,068,414

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,427,926	$791	0.22%	$1,055,926	$1,870	0.71%
Savings and money market deposits	939,541	282	0.12%	594,160	1,004	0.68%
Time deposits	676,683	1,091	0.64%	386,175	1,378	1.43%
Federal funds purchased	—	—	—%	605	2	1.32%
FHLB advances	20,608	77	1.49%	20,982	80	1.53%
Other borrowings	12,960	124	3.83%	16,444	158	3.84%
Subordinated debentures	111,153	1,245	4.48%	41,238	325	3.15%
Total interest-bearing liabilities	3,188,871	3,610	0.45%	2,115,530	4,817	0.91%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,218,780			641,740
Other noninterest-bearing liabilities	54,056			55,809
Total noninterest-bearing liabilities	1,272,836			697,549
Shareholders’ equity (6)	358,659			255,335
Total liabilities and shareholders’ equity	$4,820,366			$3,068,414
Net interest income/net interest margin (2)		42,042	3.75%		25,295	3.56%
Net interest spread (5)			3.62%			3.33%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		173			246
Net interest income/net interest margin (2)		$42,215	3.76%		$25,541	3.59%

________________________________
(1)Average loan balances include nonaccrual loans.
(2)Net interest margin during the periods presented represents: (i) the difference between interest income on interest earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest earning assets for the period.
(3)Interest income and averages rates for tax exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2021 and 2020.
(4)Yields and rates are annualized.
(5)Net interest spread is the yield on BancPlus’ total interest earning assets less the yield on its interest-bearing liabilities.
(6)Includes Employee Stock Ownership-owned shares.

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

	Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Cash investments	$43	$(1,006)	$(963)
Investment securities:
Taxable investment securities	726	(223)	503
Tax-exempt investment securities	(168)	(56)	(224)
Total securities	558	(279)	279
Loans, net	16,764	(529)	16,235
Federal Home Loan Bank stock	1	(12)	(11)
Total interest earning assets	$17,366	$(1,826)	$15,540

Interest-bearing liabilities:
Interest-bearing transaction deposits	$206	$(1,285)	$(1,079)
Savings and money market deposits	104	(826)	(722)
Time deposits	468	(755)	(287)
Federal funds purchased	—	(2)	(2)
FHLB advances	(1)	(2)	(3)
Other borrowings	(33)	(1)	(34)
Subordinated debentures	783	137	920
Total interest-bearing liabilities	$1,527	$(2,734)	$(1,207)
Net interest income	$15,839	$908	$16,747

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

For the three months ended March 31, 2021, the provision for loan losses was $3.9 million compared to $185,000 for the same period of 2020, an increase of $3.7 million, or 2,002.2%. The increase for the three month period is primarily attributable to the impact of the COVID-19 pandemic, including the impact of the CARES Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance.

The allowance for loan losses at March 31, 2021 was $40.0 million, or 1.17% of total loans, compared to $21.2 million, or 1.00% of total loans at March 31, 2020. The increase in allowance as a percentage of total loans was primarily due to the increase in provision for loan losses in the current period as a result of the COVID-19 pandemic, partially offset by the increase in total loans as a result of the merger with SCC.

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

Noninterest income was $20.3 million for the three months ended March 31, 2021, compared to $14.2 million for the same period of 2020, an increase of $6.1 million, or 42.8%, primarily due to increases in life insurance income of $3.1 million, or 784.1%, as a result of a death benefit paid on a policy held by the Company; mortgage origination income of $1.5 million, or 115.6%, resulting from the current lower interest rate environment; and debit card interchange of $1.2 million, or 82.4%.

The following table presents the major components of noninterest income for three months ended March 31, 2021, compared to the three months ended March 31, 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$5,737	$6,530	$(793)	(12.1)%
Mortgage origination income	2,714	1,259	1,455	115.6%
Debit card interchange	2,640	1,447	1,193	82.4%
Income from fiduciary activities	1,844	1,114	730	65.5%
ATM income	1,533	1,096	437	39.9%
Brokerage and insurance fees and commissions	457	972	(515)	(53.0)%
Life insurance income	3,492	395	3,097	784.1%
Other income	1,860	1,387	473	34.1%
Total	$20,277	$14,200	$6,077	42.8%

Noninterest Expense

Noninterest expense includes, among other things: (i) salaries and employee benefits; (ii) occupancy expenses; (iii) furniture, equipment, and data processing expenses; (iv) marketing and promotional expenses; (v) other real estate expenses and losses; (vi) professional fees; and (vii) other expenses.

Salaries and employee benefits include compensation, employee benefits and tax expenses for BancPlus’ personnel. Occupancy expenses include depreciation expense on BancPlus’ owned properties, lease expense on its leased properties and other occupancy-related expenses. Furniture and equipment expenses include depreciation and maintenance and other expenses related to its furniture, fixtures and equipment. Data processing expenses include costs related to maintenance and monitoring of its systems and expenses paid to its third-party data processing system providers. Marketing and promotional expenses include costs for advertising, promotions and sponsorships. Other real estate expenses include taxes, insurance, maintenance and other expenses related to BancPlus’ foreclosed properties. Professional fees include accounting and auditing, consulting, and legal fees. Other expenses include expenses associated with Federal Deposit Insurance Corporation (“FDIC”) assessments, Mississippi Department of Banking and Consumer Finance (“MDBCF”) assessments, communications, travel, meals, training, supplies and postage. Noninterest expenses generally increase as BancPlus grows its business. Noninterest expenses have increased commensurate with growth over the past few years as BancPlus has grown organically and through the merger with SCC. Additionally, BancPlus has built out and modernized its operational infrastructure and implemented its plan to build an efficient, technology-driven banking operation with capacity for growth.

For the three months ended March 31, 2021, noninterest expense totaled $38.1 million, a $8.4 million, or 28.1%, increase from $29.8 million for the three months ended March 31, 2020. This increase was primarily due to increases in salaries and employee benefits of $5.4 million, furniture, equipment and data processing of $1.7 million, and other expenses of $1.3 million.

The following table presents the major components of noninterest expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$23,025	$17,615	$5,410	30.7%
Net occupancy expenses	3,345	2,863	482	16.8%
Furniture, equipment and data processing expenses	5,932	4,231	1,701	40.2%
Marketing and promotional expenses	577	924	(347)	(37.6)%
Other real estate expenses and losses	174	194	(20)	(10.3)%
Professional fees	547	730	(183)	(25.1)%
Other expenses	4,537	3,204	1,333	41.6%
Total	$38,137	$29,761	$8,376	28.1%

Salaries and employee benefits expense is the largest component of noninterest expense, representing 60.4% and 59.2% of total noninterest expense for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, salaries and employee benefits expense increased $5.4 million, or 30.7%, to $23.0 million as compared to $17.6 million for the three months ended March 31, 2020. The increase in salaries and employee benefits expense is primarily due to the merger with SCC, in addition to normal annual salary increases for employees.

Furniture, equipment and data processing expense for the three months ended March 31, 2021 was $5.9 million, an increase of $1.7 million, or 40.2%, compared to $4.2 million for the three months ended March 31, 2020. This increase was primarily attributable to increases in depreciation, data processing and software expenses in the first quarter of 2020 related to the merger with SCC in addition to expenses related to preparation for the Company’s planned software conversion during the third quarter of 2021.

Other expenses increased $1.3 million, or 41.6%, to $4.5 million for the three months ended March 31, 2021 compared to $3.2 million for the three months ended March 31, 2020, primarily due to an increase in FDIC and state assessment fees as a result of the merger with SCC.

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

BancPlus recorded income tax expense of $3.0 million for the three months ended March 31, 2021, compared to $1.9 million for the same period of 2020, an increase of $1.1 million, or 61.3%. The increase was the result of larger income before taxes in the current year period. BancPlus’ effective tax rate for the three months ended March 31, 2021 was 14.9% compared to 19.6% for the same period of 2020. The decrease in effective rate for the period was the result of the Company taking advantage of tax credits offered by Mississippi in the current year, non-taxable life insurance proceeds recorded in 2021, and apportionment of state taxable income to Louisiana which does not have a state income tax. The Company’s Louisiana locations were acquired in the merger with SCC which was effective April 1, 2020.

Financial Condition

The following discussion compares BancPlus’ financial condition as of March 31, 2021 to December 31, 2020.

Assets

Total assets at March 31, 2021 were $4.951 billion, an increase of $240.3 million over total assets of $4.711 billion at December 31, 2020. Total cash and cash equivalents decreased $35.6 million, or 5.6%, to $602.0 million at March 31, 2021, compared to $637.5 million at December 31, 2020, primarily due to decreases in interest bearing deposits with banks. Total loans increased $29.2 million, or 0.9%, to $3.41 billion at March 31, 2021, compared to $3.38 billion at December 31, 2020 as a result of PPP lending activity. Investment securities increased $258.6 million, or 63.8%, from $405.1 million at December 31, 2020 to $663.7 million at March 31, 2021 as a result of increased purchases of available for sale securities.
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

As of March 31, 2021, 13.7% of BancPlus’ investment securities portfolio was classified as held to maturity and 86.3% was classified as available for sale. As of December 31, 2020, 23.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 76.9% was classified as available for sale. Securities available for sale increased $261.5 million, or 84.0%, from $311.4 million at December 31, 2020 to $572.9 million at March 31, 2021. During the period, we took advantage of the steepening yield curve to invest excess liquidity. We used a disciplined approach to build a ladder of non-callable state tax-exempt agency bonds. We expect to continue this strategy to enhance net interest margin in the current rate environment and provide predictable cash flows for future loan demand.

At March 31, 2021, mortgage-backed securities represented 26.2% of the investment securities portfolio, municipal securities represented 21.4%, U.S. government agency obligations represented 45.3% and corporate investments represented 5.0% of the investment securities portfolio. At December 31, 2020, mortgage-backed securities represented 50.5% of the investment securities portfolio, municipal securities represented 34.7%, U.S. government agency obligations represented 3.1% and corporate investments represented 8.2% of the investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
U.S. Government agency obligations	$—	—%	$—	—%
Issued by states and political subdivisions	90,818	13.68%	93,766	23.14%
Residential mortgage-backed securities	—	—%	—	—%
Total held-to-maturity	90,818	13.68%	93,766	23.14%

Available for Sale:
(At fair value)
U.S. Government agency obligations	300,381	45.26%	12,434	3.07%
Issued by states and political subdivisions	50,895	7.67%	46,801	11.55%
Mortgage-backed securities:
Residential	158,482	23.88%	187,212	46.21%
Commercial	15,660	2.36%	17,331	4.28%
Asset-backed securities	14,248	2.15%	14,447	3.57%
Corporate investments	33,222	5.01%	33,148	8.18%
Total available for sale	572,888	86.32%	311,373	76.86%

Total securities	$663,706	100.00%	$405,139	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using a tax rate of 21%.

	Maturity as of March 31, 2021
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$—	—%	$—	—%
Issued by states and political subdivisions	16,265	3.07%	48,785	2.69%	22,878	2.85%	2,890	4.17%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	—	—%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held to maturity	16,265	3.07%	48,785	2.69%	22,878	2.85%	2,890	4.17%

Available for sale:
U.S. Government agency obligations	5,099	2.60%	164,350	0.45%	126,378	3.14%	4,554	1.77%
Issued by states and political subdivisions	4,126	3.30%	14,573	2.79%	23,431	3.14%	8,766	3.30%
Mortgage-backed securities:
Residential	—	—%	—	—%	8,831	1.66%	149,650	2.50%
Commercial	—	—%	—	—%	13,529	1.54%	2,131	2.54%
Asset-backed securities	—	—%	—	—%	—	—%	14,248	2.06%
Corporate investments	4,046	2.21%	—	—%	28,174	4.49%	1,002	4.50%
Total available for sale	13,271	2.70%	178,923	0.64%	200,343	3.16%	180,351	2.50%

Total securities	$29,536	2.90%	$227,708	1.08%	$223,221	3.13%	$183,241	2.52%

	Maturity as of December 31, 2020
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$—	—%	$—	—%
Issued by states and political subdivisions	15,891	3.02%	50,738	4.05%	24,247	3.67%	2,890	3.85%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	—	—%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held to maturity	15,891	3.02%	50,738	4.05%	24,247	3.67%	2,890	3.85%

Available for sale:
U.S. Government agency obligations	—	—%	5,128	2.60%	2,508	3.19%	4,798	1.78%
Issued by states and political subdivisions	3,803	3.08%	12,504	2.99%	20,538	3.18%	9,956	3.19%
Mortgage-backed securities:
Residential	—	—%	—	—%	10,991	0.93%	176,220	2.35%
Commercial	305	3.25%	—	—%	14,071	1.54%	2,955	2.53%
Asset-backed securities	—	—%	—	—%	—	—%	14,447	3.94%
Corporate investments	—	—%	4,060	2.22%	28,084	4.48%	1,005	4.50%
Total available for sale	4,108	3.09%	21,692	2.75%	76,192	3.03%	209,381	2.50%

Total securities	$19,999	3.03%	$72,430	3.66%	$100,439	3.19%	$212,271	2.52%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of March 31, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$736,047	21.60%	$738,340	21.85%
Construction and land development	450,489	13.22%	403,496	11.94%
Farmland	207,218	6.08%	217,104	6.43%
Other commercial	1,238,984	36.36%	1,224,633	36.25%
Total real estate	2,632,738	77.25%	2,583,573	76.47%
Commercial and industrial	612,105	17.96%	635,714	18.82%
Agricultural production and other loans to farmers	84,179	2.47%	85,469	2.53%
Consumer and other	78,912	2.32%	73,976	2.19%
Total loans, gross	3,407,934	100.00%	3,378,732	100.00%
Allowance for loan losses	(40,041)		(36,000)
Total loans, net	$3,367,893		$3,342,732

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At March 31, 2021, BancPlus’ loan portfolio included $236.6 million of loan participations purchased, or 6.94% of total loans, which includes $76.3 million of shared national credits. At December 31, 2020, BancPlus’ loan portfolio included $245.7 million of loan participations purchased, or 7.27% of total loans, which includes $93.8 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of March 31, 2021
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$105,989	$375,003	$242,900	$12,155	$736,047
Construction and land development	161,400	221,993	58,706	8,390	450,489
Farmland	47,437	103,993	55,107	681	207,218
Other commercial	148,383	739,924	304,763	45,914	1,238,984
Total real estate	463,209	1,440,913	661,476	67,140	2,632,738
Commercial and industrial	89,421	478,716	43,968	—	612,105
Agricultural production and other loans to farmers	35,738	46,412	2,029	—	84,179
Consumer and other loans	22,327	55,171	1,399	15	78,912
Total loans	$610,695	$2,021,212	$708,872	$67,155	$3,407,934

	As of March 31, 2021
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$595,567	$140,480	$736,047
Construction and land development	221,142	229,347	450,489
Farmland	159,715	47,503	207,218
Other commercial	1,029,927	209,057	1,238,984
Total real estate	2,006,351	626,387	2,632,738
Commercial and industrial	423,251	188,854	612,105
Agricultural production and other loans to farmers	53,688	30,491	84,179
Consumer and other loans	55,470	23,442	78,912
Total loans	$2,538,760	$869,174	$3,407,934

Asset Quality

Federal regulations and BancPlus’ internal policies require that BancPlus utilize an asset classification system as a means of managing and reporting problem and potential problem assets. BancPlus has incorporated an internal asset classification system, substantially consistent with federal banking regulations, as part of its credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose BancPlus to sufficient risk to warrant classification in one of the categories mentioned above but possess weakness are required to be designated “watch” or “special mention.” Loans modified under Section 4013 of the CARES Act and related interagency guidance are excluded from being reported as TDR loans.

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of March 31, 2021
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$717,530	$18,517	$—	$736,047
Construction and land development	448,899	1,590	—	450,489
Farmland	194,157	13,061	—	207,218
Other commercial	1,227,224	11,533	227	1,238,984
Total real estate	2,587,810	44,701	227	2,632,738
Commercial and industrial	586,913	25,143	49	612,105
Agricultural production and other loans to farmers	84,031	148	—	84,179
Consumer and other	78,491	421	—	78,912
Total	$3,337,245	$70,413	$276	$3,407,934

	As of December 31, 2020
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$721,024	$17,316	$—	$738,340
Construction and land development	401,347	2,149	—	403,496
Farmland	205,211	11,893	—	217,104
Other commercial	1,209,365	15,041	227	1,224,633
Total real estate	2,536,947	46,399	227	2,583,573
Commercial and industrial	619,137	16,526	51	635,714
Agricultural production and other loans to farmers	85,288	181	—	85,469
Consumer and other	73,560	416	—	73,976
Total	$3,314,932	$63,522	$278	$3,378,732

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and TDR loans that are accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Nonaccrual loans:
Real estate loans:
Residential properties	$3,825	$3,869
Construction and land development	763	1,863
Farmland	—	158
Other commercial	3,426	7,947
Total real estate	8,014	13,837
Commercial and industrial	11	12
Agricultural production and other loans to farmers	42	85
Consumer and other	176	177
Total nonaccrual loans	8,243	14,111

Troubled debt restructuring loans – accruing:
Real estate loans:
Residential properties	1,911	1,916
Construction and land development	1,558	—
Farmland	—	—
Other commercial	—	—
Total real estate	3,469	1,916
Commercial and industrial	400	—
Agricultural production and other loans to farmers	—	—
Consumer and other	—	—
Total troubled debt restructuring loans – accruing	3,869	1,916
Total nonperforming loans	12,112	16,027
Plus: foreclosed assets	7,637	6,754
Total nonperforming assets	$19,749	$22,781

Nonaccrual loans to total loans	0.24%	0.42%
Nonperforming loans to total loans	0.36%	0.47%
Nonperforming assets to total assets	0.40%	0.48%
Allowance for loan losses to nonaccrual loans	485.76%	255.12%
90+ days past due and accruing	$6,410	$6,303
Total troubled debt restructuring loans	$5,731	$8,537
Total nonperforming assets decreased by $3.0 million, or 13.3%, from $22.8 million at December 31, 2020 to $19.7 million at March 31, 2021, primarily due to a decrease in nonaccrual loans as a result of payments and foreclosures during the first quarter on loans that were in nonaccrual status at December 31, 2020.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. BancPlus maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing economic conditions. Loan charge-offs (i.e. loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. BancPlus’ officers analyze risk in the loan portfolio on an ongoing basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the first quarter of 2021, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of the COVID-19 pandemic. The government’s response to these conditions includes certain provisions, such as automatic forbearance and forgiveness for certain federally backed loans that could affect these estimates. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for loan losses.

The allowance for loan losses was $40.0 million and $36.0 million, and the allowance for loan losses as a percentage of loans was 1.17% and 1.06%, at March 31, 2021 and December 31, 2020, respectively. Net charge-offs (recoveries) totaled $(152,000) and $515,000 for the three months ended March 31, 2021 and 2020, respectively.

The allowance for loan losses increased by $4.0 million, or 11.2%, to $40.0 million at March 31, 2021, from $36.0 million at December 31, 2020, primarily due to the continuing impact of the COVID-19 pandemic, including the impact of the CARES Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance.

The following is a summary of the activity in the allowance for loan loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	March 31, 2021	March 31, 2020

Balance, beginning of period	$36,000	$21,500
Charge-offs:
Residential properties	126	151
Construction and land development	210	—
Farmland	4	—
Other commercials	101	217
Total real estate	441	368
Commercial and industrial	19	82
Agricultural production and other loans to farmers	776	—
Consumer and other	98	1,185
Total charge-offs	1,334	1,635
Recoveries:
Residential properties	84	56
Construction and land development	8	19
Farmland	283	—
Other commercial	122	15
Total real estate	497	90
Commercial and industrial	107	87
Agricultural production and other loans to farmers	766	—
Consumer and other	116	943
Total recoveries	1,486	1,120
Net charge-offs (recoveries)	(152)	515
Provision for loan losses	3,889	185
Balance, end of period	$40,041	$21,170

Total loans, end of period	$3,427,393	$2,110,424
Average loans	3,418,232	2,090,026
Net charge-offs (annualized) to average loans	(0.02)%	0.10%
Allowance for loan losses to total loans	1.17%	1.00%
The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans
Residential properties	$42	$732,682	0.01%	$95	$549,410	0.02%
Construction and land development	202	437,070	0.05%	(19)	234,793	(0.01)%
Farmland	(279)	209,550	(0.13)%	—	158,344	—%
Other commercial	(21)	1,243,560	—%	202	686,657	0.03%
Commercial and industrial	(88)	631,169	(0.01)%	(5)	332,216	—%
Agricultural production and other loans to farmers	10	75,325	0.01%	—	73,146	—%
Consumer and other	(18)	75,546	(0.02)%	242	59,546	0.41%
Total	$(152)	$3,404,902	—%	$515	$2,094,112	0.02%

The following tables present a summary of the allocation of the allowance for loan losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$9,439	23.6%	$7,900	21.9%
Construction and land development	6,167	15.4%	4,618	12.8%
Farmland	1,842	4.6%	1,412	3.9%
Other commercial	14,607	36.5%	14,133	39.3%
Total real estate	32,055	80.1%	28,063	78.0%
Commercial and industrial	6,135	15.3%	6,337	17.6%
Agricultural production and other loans to farmers	945	2.4%	773	2.1%
Consumer and other	906	2.3%	827	2.3%
Total allowance for loan losses	$40,041	100.0%	$36,000	100.0%

Goodwill and Other Intangible Assets

Goodwill was $2.6 million at both March 31, 2021 and December 31, 2020. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the merger with SCC. Total other intangible assets at March 31, 2021 and December 31, 2020 were $5.6 million and $5.8 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$1,218,780	0.00%	28.59%	$1,009,427	0.00%	27.69%
Interest bearing:
Transaction accounts	1,427,926	0.22%	33.50%	1,191,857	0.49%	32.69%
Money market and other savings accounts	939,541	0.12%	22.04%	806,652	0.29%	22.13%
Certificates of deposit	676,683	0.64%	15.87%	637,781	0.93%	17.49%
Total deposits	$4,262,930	0.20%	100.00%	$3,645,717	0.39%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in deposits at March 31, 2021 compared with December 31, 2020 is primarily the result of recipients of PPP loans placing funds in deposit accounts held at the Bank. At March 31, 2021 and December 31, 2020, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $936.9 million and $889.3 million, respectively.

The following table shows the maturity of certificates of deposit as of March 31, 2021:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$28,467	$116,049	$144,516	$10,467
Over 3 months through 6 months	41,299	87,519	128,818	24,048
Over 6 months through 12 months	53,873	148,574	202,447	23,873
Over 12 months	56,234	135,894	192,128	25,984
Total deposits	$179,873	$488,036	$667,909	$84,372

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At March 31, 2021 and December 31, 2020, we had no short-term borrowings.

FHLB Advances and Other Borrowings. BankPlus is a member of the Federal Home Loan Bank (“FHLB”), and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At both March 31, 2021 and December 31, 2020, BancPlus had $20.6 million in FHLB borrowings, at a weighted average interest rate of 1.50%.

In October 2016, BancPlus entered into a five-year loan agreement with a correspondent bank under which BancPlus borrowed $35.0 million in connection with the redemption of BancPlus preferred stock. BancPlus pledged 100% of its shares of BankPlus stock as collateral for the loan. The loan requires quarterly principal reductions of $875,000 and quarterly interest payments at a fixed 3.75% annual rate. The balance outstanding on this loan was $12.3 million and $13.1 million at March 31, 2021 and December 31, 2020, respectively.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
2021	$12,262	$13,171
2022	385	395
2023	98	110
2024	—	—
2025	—	—
Thereafter	20,092	20,095
Total	$32,837	$33,771

Subordinated Debentures and Trust Preferred Securities. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s condensed consolidated balance sheet and will be amortized over the life of the Notes. The Notes will initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company intends to use the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	March 31, 2021	December 31, 2020
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the condensed consolidated balance sheet at March 31, 2021 due to the remaining purchase discount of $4.2 million, which was established upon the merger with SCC and is being amortized over the remaining life of the debentures. We are currently monitoring the actions of LIBOR’s regulator and the implementation of alternative reference rates in advance of the expected discontinuation of LIBOR to determine any potential impact on the subordinated debentures.

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

Shareholders’ equity increased $8.6 million, or 2.4%, to $363.9 million at March 31, 2021 from $355.3 million at December 31, 2020, primarily due to net income of $17.3 million partially offset by other comprehensive loss of $3.7 million, dividends paid of $3.8 million, and purchase of Company stock of $1.9 million for the year to date period. The purchase of Company stock was the result of members of the State Bank Employee Stock Ownership Plan (“State Bank ESOP”), who took a distribution of Company stock from the State Bank ESOP, exercising a put option available to them following their distribution. The put option is available for shares of Company stock distributed by the State Bank ESOP, so long as the Company is not publicly traded, for a period of 60 days following the distribution request.

Contractual Obligations

The table below presents the funding requirements of BancPlus’ contractual obligations, excluding interest, as of March 31, 2021:

	Payments Due by Period
(Dollars in thousands)				Greater
March 31, 2021	Less Than One Year	One-Three Years	Three-Five Years	Than Five Years	Total
Operating lease obligations	$3,474	$8,827	$8,513	$29,776	$50,590
FHLB advances (1)	26	469	—	20,092	20,587
Note payable (2)	12,250	—	—	—	12,250
Subordinated debentures (3)	—	—	—	111,217	111,217
Deposits with maturities	475,781	157,229	34,879	20	667,909
Low income housing tax credits	4	9	9	3	25
Total contractual obligations	$491,535	$166,534	$43,401	$161,108	$862,578

________________________________
(1)Interest rates for BancPlus’ FHLB advances outstanding ranged from 1.42% to 2.94% at March 31, 2021. These advances are subject to restrictions or penalties in the event of prepayment. Advances subject to calls are shown at their earliest call date.
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

The table below sets forth BancPlus’ commitments to extend credit by commitment expiration date indicated:

	March 31, 2021
(Dollars in thousands)	Less Than One Year	One-Three Years	Three-Five Years	Greater Than Five Years	Total
Commitments to extend credit (1)	$401,912	$349,681	$225,045	$87,832	$1,064,470
Standby letters of credit	7,124	113	700	—	7,937
Total off-balance sheet commitments	$409,036	$349,794	$225,745	$87,832	$1,072,407
____________________________
(1)Includes $234,436 of unconditionally cancellable commitments at March 31, 2021.

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

BancPlus manages its liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities, which BancPlus considers its primary liquidity. Furthermore, a significant portion of these unencumbered liquid assets are comprised of U.S. government agency obligations, mortgage backed securities and other agency securities, which the regulatory bodies consider the most marketable and liquid, especially in a stress scenario. In regard to off-balance sheet capacity, BancPlus maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of St. Louis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which BancPlus consider its secondary liquidity, and other funding avenues, including the Paycheck Protection Program Liquidity Facility (“PPP Liquidity Facility”). At March 31, 2021, BancPlus had not used the PPP Liquidity Facility. BancPlus also monitors its liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios, FHLB borrowings and deposits. As part of its liquidity management strategy, BancPlus is also focused on minimizing its costs of liquidity and attempting to decrease these costs by growing its noninterest-bearing and other low-cost deposits and replacing higher cost borrowed funds.

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	March 31, 2021	December 31, 2020
Cash and cash equivalents	$601,983	$637,545
Total securities	663,706	405,139
Less: pledged securities	(500,932)	(317,461)
Total primary liquidity	$764,757	$725,223
Ratio of primary liquidity to total deposits	17.4%	17.5%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	March 31, 2021	December 31, 2020
Net secured borrowing capacity with the FHLB	$1,430,917	$1,408,005
Net secured borrowing capacity with the Federal Reserve Bank	283,270	211,407
Unsecured borrowing capacity with correspondent lenders	228,000	228,000
Total secondary liquidity	$1,942,187	$1,847,412
Ratio of primary and secondary liquidity to total deposits	61.6%	61.9%

During the three months ended March 31, 2021, BancPlus’ primary liquidity increased by $39.5 million to $764.8 million compared to $725.2 million at December 31, 2020, due an increase in securities partially offset by an increase in our pledged securities. Secondary liquidity increased by $94.8 million to $1.94 billion as of March 31, 2021 from $1.85 billion as of December 31, 2020. This increase was primarily due to an increase in BancPlus’ Federal Reserve Bank borrowing capacity.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $4.224 billion and $3.973 billion and represented 96.2% and 95.7% of total deposits as of March 31, 2021 and December 31, 2020, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources. Although BancPlus’ policy allows the use of brokered deposits, BankPlus did not utilize this funding source during the 2021 and 2020 year to date periods.

BancPlus’ liquidity policy includes both policy limits and policy guidelines for measuring and monitoring liquidity. BancPlus’ policy measures include an Internal Liquidity Ratio, an Internal Liquidity Ratio adjusted for FHLB, an Internal Dependency Ratio adjusted for FHLB and a Maximum Available Funds to Total Assets Ratio. These ratios are calculated monthly. BancPlus also utilizes eleven liquidity guidelines that are reported quarterly. As of March 31, 2021 and December 31, 2020, BancPlus was in compliance with all of its established liquidity guidelines.

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

Due to state banking laws, BankPlus may not declare dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $3.8 million and $2.7 million for the year-to-date periods ended March 31, 2021 and March 31, 2020, respectively. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

As of March 31, 2021 and December 31, 2020, BancPlus and BankPlus met all applicable capital adequacy requirements and BankPlus was deemed “well capitalized.” As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Required to be Well Capitalized
As of March 31, 2021:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$352,466	10.04%	$245,694	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	403,300	11.49%	298,343	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	502,021	14.30%	368,541	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	403,300	8.40%	192,159	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$398,495	11.39%	$244,919	7.00%	$227,425	6.50%
Tier 1 Capital to Risk-Weighted Assets	398,495	11.39%	297,402	8.50%	279,908	8.00%
Total Capital to Risk-Weighted Assets	438,536	12.53%	367,379	10.50%	349,885	10.00%
Tier 1 Capital to Average Assets	398,495	8.31%	191,801	4.00%	239,752	5.00%

	Actual		For Capital Adequacy Purposes		Required to be Well Capitalized
As of December 31, 2020:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$339,936	9.94%	$239,437	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	390,713	11.42%	290,745	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	485,357	14.19%	359,155	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	390,713	8.55%	182,853	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$387,231	11.36%	$238,629	7.00%	$221,584	6.50%
Tier 1 Capital to Risk-Weighted Assets	387,231	11.36%	289,763	8.50%	272,719	8.00%
Total Capital to Risk-Weighted Assets	423,231	12.42%	357,943	10.50%	340,898	10.00%
Tier 1 Capital to Average Assets	387,231	8.49%	182,531	4.00%	228,164	5.00%

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

Potential changes to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of March 31, 2021 and December 31, 2020 are presented in the table below (dollars in thousands). The projections assume immediate, parallel shifts down from the March 31, 2021 and December 31, 2020 yield curves of 100 and 200 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide BancPlus with meaningful results and therefore is not presented.

	As of March 31, 2021				As of December 31, 2020
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	17,248	10.5%	82,438	17.2%	17,787	12.5%	113,405	28.7%
200	11,549	7.0%	61,366	12.8%	12,048	8.5%	83,273	21.1%
100	5,745	3.5%	34,796	7.3%	3,052	2.2%	46,093	11.7%
Unchanged	—	—%	—	—%	—	—%	—	—%
-100	(2,981)	(1.8)%	(52,575)	(11.0)%	(2,676)	(1.9)%	(55,139)	(14.0)%
-200	(5,151)	(3.1)%	(66,158)	(13.8)%	(2,422)	(1.7)%	(78,947)	(20.0)%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 10.5% increase in net interest income and a 17.2% increase in EVE as of March 31, 2021, and a 12.5% increase in net interest income and a 28.7% increase in EVE as of December 31, 2020. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced a decrease of 1.8% in net interest income and a 11.0% decrease in EVE as of March 31, 2021, and a 1.9% decrease in net interest income and a 14.0% decrease in EVE as of December 31, 2020.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 20, 2019, a complaint (the “Complaint”), Mills v. BankPlus, et al., Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as Court-appointed Receiver for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”),

naming BankPlus, three former BankPlus employees, one current BankPlus employee and other defendants, including defendants affiliated and unaffiliated with BankPlus (“Defendants”). The Complaint seeks to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber. A brief description of the cause of action on the cover sheet filed with the Complaint includes securities, civil conspiracy, aiding and abetting, negligence, and other possible causes of action. The amount of damages (including punitive damages) requested against the Defendants in the Complaint is unspecified. As of February 15, 2021, the plaintiff, Mills, has filed an Amended Complaint. Answers and/or Motions to Dismiss the Amended complaint have been filed by the defendants. Discovery is currently stayed in the case pending resolution of the Motions to Dismiss.

In addition to the above, the Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancPlus Corporation

Date:	May 7, 2021	By:	/s/ William A. Ray
William A. Ray
President and Chief Executive Officer

Date:	May 7, 2021	By:	/s/ M. Ann Southerland
M. Ann Southerland
Senior Executive Vice President and Chief Financial Officer