Form 10-Q
period 2021-06-30
BANCPLUS CORP
filed 2021-08-06
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of July 30, 2021: 10,111,045

BANCPLUS CORPORATION
FORM 10-Q
For the Quarter Ended JUNE 30, 2021

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
BancPlus Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Par Value, Share and Per Share Data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash and due from banks	$85,091	$109,233
Interest bearing deposits with banks	586,498	508,196
Federal funds sold	—	20,116
Total cash and cash equivalents	671,589	637,545
Securities available for sale	548,891	311,373
Securities held to maturity - fair value: $79,851 - 2021; $94,436 - 2020	79,308	93,766
Loans held for sale	17,109	28,684

Loans	3,484,886	3,378,732
Less: Allowance for loan losses	42,004	36,000
Net loans	3,442,882	3,342,732

Premises and equipment	101,123	102,967
Operating lease right-of-use assets	34,836	35,936
Accrued interest receivable	16,813	18,061
Goodwill	2,616	2,616
Other assets	149,973	137,240
	$5,065,140	$4,710,920

Liabilities:
Deposits	$4,497,991	$4,152,810
Advances from Federal Home Loan Bank and other borrowings	31,926	33,771
Subordinated debentures	111,314	111,124
Operating lease liabilities	35,877	37,127
Accrued interest payable	2,195	2,709
Other liabilities	9,527	18,129
Total liabilities	4,688,830	4,355,670

Redeemable common stock owned by the ESOP	87,794	74,278
Shareholders' equity:
Common Stock, par value $1.00 per share.
40,000,000 authorized at June 30, 2021 and December 31, 2020; 10,111,045 and 10,079,277 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	10,111	10,079
Unearned Employee Stock Ownership Plan compensation	(1,957)	(2,650)
Additional paid-in capital	66,152	67,742
Retained earnings	296,900	273,204
Accumulated other comprehensive income, net	5,104	6,875
	376,310	355,250
Less: Redeemable common stock owned by the ESOP	(87,794)	(74,278)
Total shareholders' equity	288,516	280,972
	$5,065,140	$4,710,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Interest income:
Interest and fees on loans	$42,089	$42,720	$85,231	$69,627
Taxable securities	2,094	2,012	3,927	3,342
Tax-exempt securities	479	606	1,018	1,369
Interest bearing bank balances and other	113	104	251	1,216
Total interest income	44,775	45,442	90,427	75,554

Interest expense:
Deposits	1,963	3,814	4,127	8,066
Short-term borrowings	—	—	—	2
Advances from Federal Home Loan Bank	78	80	155	160
Other borrowings	1,372	770	2,741	1,253
Total interest expense	3,413	4,664	7,023	9,481

Net interest income	41,362	40,778	83,404	66,073
Provision for loan losses	2,037	2,850	5,926	3,035
Net interest income after provision for loan losses	39,325	37,928	77,478	63,038

Other operating income:
Service charges on deposit accounts	6,005	4,454	11,742	10,984
Mortgage origination income	2,013	1,888	4,727	3,147
Debit card interchange	2,604	2,056	5,244	3,503
Securities gains, net	4	14	4	51
Other income	8,111	4,145	17,297	9,072
Total other operating income	18,737	12,557	39,014	26,757

Other operating expenses:
Salaries and employee benefits	24,122	24,572	47,147	42,187
Net occupancy expenses	3,828	3,387	7,173	6,250
Furniture, equipment and data processing expenses	6,108	5,589	12,040	9,820
Other expenses	6,380	7,292	12,215	12,344
Total other operating expenses	40,438	40,840	78,575	70,601

Income before income taxes	17,624	9,645	37,917	19,194
Income tax expense	3,560	2,406	6,581	4,279
Net income	$14,064	$7,239	$31,336	$14,915

Earnings per common share - basic	$1.41	$0.72	$3.15	$1.69
Earnings per common share - diluted	$1.40	$0.72	$3.12	$1.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$14,064	$7,239	$31,336	$14,915
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	2,578	3,554	(2,358)	9,723
Tax effect	(642)	(885)	587	(2,421)
Total other comprehensive income (loss), net of tax	1,936	2,669	(1,771)	7,302
Comprehensive income	$16,000	$9,908	$29,565	$22,217
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

			Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Income	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Common Stock				Retained Earnings
	Shares	Amount

April 1, 2020	7,655,185	$7,655	$(4,184)	$1,182	$252,264	$4,915	$(79,730)	$182,102

Net income	—	—	—	—	7,239	—	—	7,239
Other comprehensive income, net	—	—	—	—	—	2,669	—	2,669
Acquisition of State Capital Corp.	2,453,827	2,454	—	68,707	—	—	—	71,161
Issuance of restricted stock	17,805	18	—	(18)	—	—	—	—
Stock based compensation	—	—	—	302	—	—	—	302
Net change fair value of ESOP shares	—	—	—	—	—	—	22,185	22,185
Common stock released by ESOP	—	—	809	—	—	—	—	809
Dividends declared ($0.35 per share)	—	—	—	—	(3,513)	—	—	(3,513)
June 30, 2020	10,126,817	$10,127	$(3,375)	$70,173	$255,990	$7,584	$(57,545)	$282,954

January 1, 2020	7,652,957	$7,653	$(4,476)	$811	$247,241	$282	$(79,308)	$172,203

Net income	—	—	—	—	14,915	—	—	14,915
Other comprehensive income, net	—	—	—	—	—	7,302	—	7,302
Acquisition of State Capital Corp.	2,453,827	2,454	—	68,707	—	—	—	71,161
Issuance of restricted stock	20,305	20	—	(20)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(272)	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	685	—	—	—	685
Net change fair value of ESOP shares	—	—	—	—	—	—	21,763	21,763
Common stock released by ESOP	—	—	1,101	—	—	—	—	1,101
Dividends declared ($0.70 per share)	—	—	—	—	(6,166)	—	—	(6,166)
June 30, 2020	10,126,817	$10,127	$(3,375)	$70,173	$255,990	$7,584	$(57,545)	$282,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)
(In Thousands, Except Share and Per Share Data)

			Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Income	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Common Stock				Retained Earnings
	Shares	Amount

April 1, 2021	10,041,328	$10,041	$(2,304)	$66,322	$286,665	$3,168	$(87,403)	$276,489

Net income	—	—	—	—	14,064	—	—	14,064
Other comprehensive income, net	—	—	—	—	—	1,936	—	1,936
Issuance of restricted stock	82,108	82	—	(82)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(2,977)	(2)	—	(150)	—	—	—	(152)
Purchase of Company stock	(9,414)	(10)	—	(555)	—	—	—	(565)
Stock based compensation	—	—	—	617	—	—	—	617
Net change fair value of ESOP shares	—	—	—	—	—	—	(391)	(391)
Common stock released by ESOP	—	—	347	—	—	—	—	347
Dividends declared ($0.38 per share)	—	—	—	—	(3,829)	—	—	(3,829)
June 30, 2021	10,111,045	$10,111	$(1,957)	$66,152	$296,900	$5,104	$(87,794)	$288,516

January 1, 2021	10,079,277	$10,079	$(2,650)	$67,742	$273,204	$6,875	$(74,278)	$280,972

Net income	—	—	—	—	31,336	—	—	31,336
Other comprehensive loss, net	—	—	—	—	—	(1,771)	—	(1,771)
Issuance of restricted stock	82,108	82	—	(82)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(4,477)	(4)	—	(225)	—	—	—	(229)
Purchase of Company stock	(45,863)	(46)	—	(2,387)	—	—	—	(2,433)
Stock based compensation	—	—	—	1,104	—	—	—	1,104
Net change fair value of ESOP shares	—	—	—	—	—	—	(13,516)	(13,516)
Common stock released by ESOP	—	—	693	—	—	—	—	693
Dividends declared ($0.76 per share)	—	—	—	—	(7,640)	—	—	(7,640)
June 30, 2021	10,111,045	$10,111	$(1,957)	$66,152	$296,900	$5,104	$(87,794)	$288,516
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income per condensed consolidated statements of income	$31,336	$14,915
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	5,926	3,035
Depreciation and amortization	3,840	2,980
Net loss on sales of premises and equipment	232	5
Net gain on sales of other real estate owned	(260)	(230)
Write-downs of other real estate-owned	167	80
Deferred income tax expense	954	478
Federal Home Loan Bank stock dividends	(6)	(35)
Common stock released by ESOP	693	1,101
Stock based compensation expense	1,104	685
Origination of loans held for sale	(221,235)	(167,703)
Proceeds from loans held for sale	232,810	164,123
Earnings on bank-owned life insurance	(4,694)	(856)
Net change in:
Accrued interest receivable and other assets	880	(2,770)
Accrued interest payable and other liabilities	(9,116)	(3,905)
Net cash from operating activities	42,631	11,903

Cash flows from investing activities:
Purchases of securities available for sale	(302,423)	(55,337)
Maturities and calls of securities available for sale	60,996	77,714
Purchases of securities held to maturity	(19,103)	(161)
Maturities, prepayments and calls of securities held to maturity	33,473	7,226
Net increase in loans	(109,334)	(382,120)
Purchases of premises and equipment	(2,580)	(3,209)
Proceeds from sales of premises and equipment	31	30
Proceeds from sales of other real estate owned	3,100	2,718
Investment in unconsolidated entities, net	(109)	(68)
Purchase of bank-owned life insurance	(10,000)	—
Proceeds from bank-owned life insurance	4,492	—
Purchases or redemptions of Federal Home Loan Bank stock	(163)	—
Cash received in excess of cash paid for acquisition	—	75,303
Net cash used in investing activities	(341,620)	(277,904)

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$119,496	$406,099
Money market, negotiable order of withdrawal, and savings deposits	265,269	(1,138)
Certificates of deposit	(39,585)	(25,165)
Payments on Federal Home Loan Bank advances	(95)	(14,825)
Proceeds from issuance of subordinated debentures	—	60,000
Payment of subordinated debt issuance costs	—	(1,386)
Payments on other borrowings	(1,750)	(1,750)
Cash dividends paid on common stock	(7,640)	(6,166)
Purchase of Company stock	(2,433)	—
Shares withheld to pay taxes on restricted stock vesting	(229)	(10)
Net cash from financing activities	333,033	415,659

Net change in cash and cash equivalents	34,044	149,658

Cash and cash equivalents at beginning of period	637,545	312,972

Cash and cash equivalents at end of period	$671,589	$462,630

Supplemental cash flow information:
Interest paid	$7,537	$6,667
Federal and state income tax payments	7,225	—
Acquisition of real estate in non-cash foreclosures	3,597	5,812
Fair value of assets acquired net of liabilities assumed	—	70,096

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
Recently Issued But Not Yet Effective Accounting Standards
Accounting Standards Update 2016-13 (“ASU 2016-13”), “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 was originally effective for the Company for annual and interim periods beginning on January 1, 2021. Subsequently, FASB approved a deferral of the effective date. ASU 2016-13 will now be effective for the Company for annual and interim periods beginning on January 1, 2023. The Company has formed a cross functional team that is assessing data and system needs and evaluating the impact of adopting the new guidance. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the Company adopts the new standard, but has not yet determined the magnitude of the one-time adjustment or the overall impact on the Company’s consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2021	2020	2021	2020
Net income	$14,064	$7,239	$31,336	$14,915

Weighted average common shares outstanding	9,957	10,038	9,937	8,807
Diluted effect of unallocated stock	106	72	101	75
Diluted common shares	10,063	10,110	10,038	8,882

Basic earnings per common share	$1.41	$0.72	$3.15	$1.69
Diluted earnings per common share	$1.40	$0.72	$3.12	$1.68

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

Pursuant to the Merger Agreement, holders of SCC common stock received 0.6950 shares of BancPlus common stock, par value $1.00 per share, for each share of SCC common stock, par value $1.25 per share, held immediately prior to the effective time of the Merger, plus cash in lieu of fractional shares. BancPlus issued 2,453,827 shares of common stock to holders of SCC common stock, in addition to approximately $12,000 in lieu of fractional shares. In connection with the Merger, the Company incurred approximately $6.4 million of acquisition expenses, of which approximately $3.8 million were incurred during the six months ended June 30, 2020. These expenses are recorded in other operating expenses and furniture, equipment and data processing expenses in the Company’s Condensed Consolidated Statement of Income for the six months ended June 30, 2020.

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

In connection with the Merger, the Company recorded a $6.0 million core deposit intangible, which will be amortized over 10 years. The Company also acquired loans with a fair value of $880.4 million, net of a $19.1 million fair value discount, which included a credit mark discount of $11.6 million.

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

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	June 30, 2020	June 30, 2020
Net interest income	$42,899	$80,130
Other operating income	12,556	28,408
Net income available to common shareholders	8,769	13,546
Earnings per common share:
Basic	$0.88	$1.36
Diluted	0.87	1.35
Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2021:
U.S. Government agency obligations	$302,481	$877	$1,563	$301,795
Residential mortgage-backed securities	126,466	4,132	5	130,593
Commercial mortgage-backed securities	15,258	235	—	15,493
Asset-backed securities	13,352	533	42	13,843
Corporate investments	38,250	1,251	38	39,463
State and political subdivisions	46,288	1,508	92	47,704
Total available for sale	$542,095	$8,536	$1,740	$548,891

December 31, 2020:
U.S. Government agency obligations	$12,092	$342	$—	$12,434
Residential mortgage-backed securities	181,569	5,644	1	187,212
Commercial mortgage-backed securities	16,793	538	—	17,331
Asset backed securities	13,990	543	86	14,447
Corporate investments	32,750	420	22	33,148
State and political subdivisions	45,025	1,833	57	46,801
Total available for sale	$302,219	$9,320	$166	$311,373
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2021:
States and political subdivisions	$79,308	$543	$—	$79,851
Total held to maturity	$79,308	$543	$—	$79,851

December 31, 2020:
States and political subdivisions	$93,766	$670	$—	$94,436
Total held to maturity	$93,766	$670	$—	$94,436
All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies.

Provided below is a summary of investment securities that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
June 30, 2021:
Available for sale:
U.S. Government agencies	$207,965	$1,563	$—	$—	207,965	$1,563
Residential mortgage-backed securities	2,537	5	—	—	2,537	5
Commercial mortgage-backed securities	—	—	—	—	—	—
Asset backed securities	2,352	42	—	—	2,352	42
Corporate investments	4,962	38	—	—	4,962	38
States and political subdivisions	5,283	92	—	—	5,283	92
	$223,099	$1,740	$—	$—	223,099	$1,740

December 31, 2020:
Available for sale:
Residential mortgage-backed securities	$4,471	$1	$—	$—	4,471	$1
Commercial mortgage-backed securities	305	—	—	—	305	—
Asset backed securities	2,492	86	—	—	2,492	86
Corporate investments	9,229	22	—	—	9,229	22
States and political subdivisions	3,028	57	—	—	3,028	57
	$19,525	$166	$—	$—	19,525	$166
The number of debt securities in an unrealized loss position increased from 13 at December 31, 2020 to 48 at June 30, 2021. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2021.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
June 30, 2021:
One year or less	$11,482	$11,592	$12,847	$12,873
After one through five years	179,362	178,829	46,243	46,447
After five through ten years	202,532	204,733	17,463	17,776
After ten years	148,719	153,737	2,755	2,755
	$542,095	$548,891	$79,308	$79,851

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
June 30, 2021	$441,863	$447,047	$45,190	$45,721

December 31, 2020	$251,913	$260,351	$57,110	$57,770
Note 5: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	June 30, 2021	December 31, 2020
Secured by real estate:
Residential properties	$763,501	$738,340
Construction and land development	460,142	403,496
Farmland	204,123	217,104
Other commercial	1,301,422	1,224,633
Total real estate	2,729,188	2,583,573
Commercial and industrial loans	570,116	635,714
Agricultural production and other loans to farmers	96,024	85,469
Consumer and other loans	89,558	73,976
Total loans before allowance for loan losses	$3,484,886	$3,378,732
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
Farmland loans are generally made for the purpose of acquiring land devoted to crop production or livestock, the propagation of timber or the operation of a similar type business on the secured property. Sources of repayment for these loans generally include income generated from operations of a business on the property, rental income, or sales of timber. Repayment may be impacted by changes in economic conditions which affect underlying collateral values.

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
Consumer and Other Loans - The consumer and other loan portfolio consists of various term and line of credit loans such as automobile loans and loans for other personal purposes.  Repayment for these types of loans will come from a borrower’s income sources that are typically independent of the loan purpose.  Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Company’s market area) and the creditworthiness of a borrower.
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
The following table presents the recorded investment in nonaccrual loans, segregated by class.

(In thousands)	June 30, 2021	December 31, 2020
Secured by real estate:
Residential properties	$4,067	$3,869
Construction and land development	499	1,863
Farmland	—	158
Other commercial	3,407	7,947
Total real estate	7,973	13,837
Commercial and industrial loans	100	12
Agricultural production and other loans to farmers	42	85
Consumer and other loans	211	177
Total nonaccrual loans	$8,326	$14,111

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
June 30, 2021
Secured by real estate:
Residential properties	$3,245	$2,498	$5,743	$757,758	$763,501	$1,038
Construction and land development	326	669	995	459,147	460,142	231
Farmland	158	795	953	203,170	204,123	795
Other commercial	562	2,858	3,420	1,298,002	1,301,422	2,223
Total real estate	4,291	6,820	11,111	2,718,077	2,729,188	4,287
Commercial and industrial loans	1,015	246	1,261	568,855	570,116	148
Agricultural production and other loans to farmers	105	120	225	95,799	96,024	78
Consumer loans	224	319	543	89,015	89,558	108
Total	$5,635	$7,505	$13,140	$3,471,746	$3,484,886	$4,621

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
December 31, 2020
Secured by real estate:
Residential properties	$5,836	$2,016	$7,852	$730,488	$738,340	$1,174
Construction and land development	713	3,086	3,799	399,697	403,496	1,843
Farmland	373	779	1,152	215,952	217,104	618
Other commercial	3,956	3,084	7,040	1,217,593	1,224,633	2,417
Total real estate	10,878	8,965	19,843	2,563,730	2,583,573	6,052
Commercial and industrial loans	2,195	135	2,330	633,384	635,714	135
Agricultural production and other loans to farmers	319	15	334	85,135	85,469	15
Consumer loans	444	278	722	73,254	73,976	101
Total	$13,836	$9,393	$23,229	$3,355,503	$3,378,732	$6,303
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

Impaired loans, segregated by class were as follows:

	June 30, 2021
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$8,123	$5,606	$—
Construction and land development	4,307	2,097	—
Farmland	9,842	9,581	—
Other commercial	6,879	3,757	—
Total real estate	29,151	21,041	—
Commercial and industrial	19,908	19,392	—
Agricultural production and other loans to farmers	92	54	—
Consumer and other loans	228	211	—
Total	$49,379	$40,698	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$1,065	$1,065	$9
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	2,040	2,040	302
Total real estate	3,105	3,105	311
Commercial and industrial	2,325	2,325	1,728
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	$5,430	$5,430	$2,039
Total impaired loans	$54,809	$46,128	$2,039

(1) Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge offs and payments applied.

	December 31, 2020
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$8,474	$5,795	$—
Construction and land development	5,530	3,462	—
Farmland	11,024	10,584	—
Other commercial	8,439	5,149	—
Total real estate	33,467	24,990	—
Commercial and industrial	10,386	9,962	—
Agricultural production and other loans to farmers	156	97	—
Consumer and other loans	216	177	—
Total	$44,225	$35,226	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$1,073	$1,073	$9
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	6,072	6,039	2,028
Total real estate	7,145	7,112	2,037
Commercial and industrial	4,430	4,430	2,158
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	11,575	11,542	4,195
Total impaired loans	$55,800	$46,768	$4,195

(1)Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge-offs and payments applied.

The average recorded investment and interest recognized for impaired loans for the three and six months ended June 30, 2021 and 2020 are presented below.

	Three Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
(In thousands)	Investment	Recognized	Investment	Recognized
Secured by real estate:
Residential properties	$6,685	$27	$5,557	$37
Construction and land development	2,186	28	2,006	30
Farmland	9,775	128	10,453	126
Other commercial	6,125	58	11,961	57
Total real estate	24,771	241	29,977	250
Commercial and industrial	21,702	262	460	6
Agricultural production and other loans to farmers	54	—	73	—
Consumer loans	187	—	183	—
Total	$46,714	$503	$30,693	$256

	Six Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
(In thousands)	Investment	Recognized	Investment	Recognized
Secured by real estate:
Residential properties	$6,671	$64	$5,192	$76
Construction and land development	2,591	57	2,008	65
Farmland	10,104	252	10,518	255
Other commercial	7,718	115	11,621	115
Total real estate	27,084	488	29,339	511
Commercial and industrial	19,250	472	467	13
Agricultural production and other loans to farmers	68	—	68	—
Consumer loans	182	—	183	—
Total	$46,584	$960	$30,057	$524
There were no modifications classified as TDRs for the six months ended June 30, 2021 or 2020. Although there were additional modifications of terms on some loans, the prevailing modifications during the reported periods were related to converting the loans to interest only for a period of time, reductions in the interest rates, and/or extensions of payment dates or maturity dates. Because the majority of these loans were classified as impaired loans before restructuring, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The Company did not forgive any principal on the above loans. The allowance for loan losses attributable to restructured loans was $169,000 and $2.0 million at June 30, 2021 and December 31, 2020, respectively. The primary reason for the decrease in the allowance for loan losses attributable to restructured loans was a $1.8 million payment received in the first quarter of 2021 related to a loan classified as a TDR in 2019. The Company defines a payment default as a payment received more than 90 days after its due date.

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
The following table summarizes the credit quality of the Company’s loan portfolio by loan class for the period indicated:

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
June 30, 2021
Secured by real estate:
Residential properties	$746,616	$21	$16,864	$—	$763,501
Construction and land development	459,021	—	1,121	—	460,142
Farmland	191,755	—	12,368	—	204,123
Other commercial	1,291,235	—	9,964	223	1,301,422
Total real estate	2,688,627	21	40,317	223	2,729,188
Commercial and industrial	545,853	50	24,165	48	570,116
Agricultural production and other loans to farmers	95,621	91	312	—	96,024
Consumer and other loans	89,249	—	309	—	89,558

Total	$3,419,350	$162	$65,103	$271	$3,484,886

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
December 31, 2020
Secured by real estate:
Residential properties	$721,024	$—	$17,316	$—	$738,340
Construction and land development	401,347	—	2,149	—	403,496
Farmland	205,211	—	11,893	—	217,104
Other commercial	1,209,365	—	15,041	227	1,224,633
Total real estate	2,536,947	—	46,399	227	2,583,573
Commercial and industrial	619,086	51	16,526	51	635,714
Agricultural production and other loans to farmers	85,197	91	181	—	85,469
Consumer and other loans	73,560	—	416	—	73,976

Total	$3,314,790	$142	$63,522	$278	$3,378,732
Transactions in the allowance for loan losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended June 30, 2021
Allowance for loan losses:
Beginning balance	$6,135	$22,616	$9,439	$1,851	$40,041
Provision for loan losses	422	510	648	457	2,037
Recoveries on loans	197	239	197	715	1,348
Loans charged off	(261)	(314)	(50)	(797)	(1,422)
Ending balance	$6,493	$23,051	$10,234	$2,226	$42,004

Six Months Ended June 30, 2021
Allowance for loan losses:
Beginning balance	$6,337	$20,163	$7,900	$1,600	$36,000
Provision for loan losses	132	2,865	2,229	700	5,926
Recoveries on loans	304	652	281	1,597	2,834
Loans charged off	(280)	(629)	(176)	(1,671)	(2,756)
Ending balance	$6,493	$23,051	$10,234	$2,226	$42,004

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$1,728	$302	$9	$—	$2,039
Collectively evaluated for impairment	4,765	22,749	10,225	2,226	39,965
Ending balance	$6,493	$23,051	$10,234	$2,226	$42,004

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
Three Months Ended June 30, 2020
Allowance for loan losses:
Beginning balance	$2,785	$10,968	$5,406	$1,181	$830	$21,170
Provision for loan losses	608	1,604	604	(38)	72	2,850
Recoveries on loans	27	13	41	849	—	930
Loans charged off	(151)	(5)	(83)	(652)	—	(891)
Balance, end of year	$3,269	$12,580	$5,968	$1,340	$902	$24,059

Six Months Ended June 30, 2020
Allowance for loan losses:
Beginning balance	$2,773	$10,766	$5,568	$1,135	$1,258	$21,500
Provision for loan losses	615	1,989	537	250	(356)	3,035
Recoveries on loans	114	47	97	1,792	—	2,050
Loans charged off	(233)	(222)	(234)	(1,837)	—	(2,526)
Ending balance	$3,269	$12,580	$5,968	$1,340	$902	$24,059

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$34	$3,594	$14	$—	$—	$3,642
Collectively evaluated for impairment	3,235	8,986	5,954	1,340	902	20,417
Ending balance	$3,269	$12,580	$5,968	$1,340	$902	$24,059

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
June 30, 2021
Individually evaluated for impairment	$21,610	$15,719	$2,107	$175	$39,611
Collectively evaluated for impairment	548,506	1,949,968	761,394	185,407	3,445,275
Ending balance	$570,116	$1,965,687	$763,501	$185,582	$3,484,886

December 31, 2020
Individually evaluated for impairment	$14,392	$25,234	$6,868	$274	$46,768
Collectively evaluated for impairment	621,322	1,819,999	731,472	159,171	3,331,964
Ending balance	$635,714	$1,845,233	$738,340	$159,445	$3,378,732

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

Under the Basel III rules, the Company must maintain a capital conservation buffer of CET1 capital above the minimum risk-based capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. If, after deducting the buffer amount from its CET1 capital, Tier 1 capital, and total capital, any of these amounts results in a risk-based capital ratio below the minimum, a banking institution will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The capital conservation buffer, which was 2.50% at June 30, 2021 and December 31, 2020, is included in the minimum capital requirements relative to risk-weighted assets in the following table. Management believes as of June 30, 2021 and December 31, 2020, the Company and the Bank met Basel III minimum capital requirements to which they are subject.

The Bank is also subject to capital requirements under the prompt corrective action regime. As of June 30, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. To be categorized as well capitalized, an insured depository institution must maintain certain ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets. There are no conditions or events since that notification that management believes have changed the Bank’s category. The amounts of the Bank’s capital relative to the standards for well capitalized status are set forth in the following table.
The Company’s and the Bank’s CET1 capital includes total common equity reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. In connection with the adoption of Basel III, the Company elected to opt out of the requirement to include most components of accumulated other comprehensive income (loss) in CET1 capital.

Tier 1 capital includes CET1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at June 30, 2021 and December 31, 2020 included $50.9 million and $50.7 million of trust preferred securities issued by the trusts (net of investment in the trusts), respectively. The Bank did not have any additional Tier 1 capital beyond CET1 capital as of June 30, 2021 and December 31, 2020.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. In addition, Tier 2 capital at June 30, 2021 and December 31, 2020 for the Company includes $58.7 million and $58.6 million, respectively, of subordinated debentures. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III.
The following table presents actual and required capital ratios for the Company and the Bank under the Basel III rules.

	Actual		Minimum Requirement		Required to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2021:
Company:
CET1 Capital to Risk-Weighted Assets	$363,128	9.37%	$271,319	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	414,023	10.68%	329,459	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	514,742	13.28%	406,979	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	414,023	8.30%	199,627	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$409,224	10.58%	$270,697	7.00%	$251,362	6.50%
Tier 1 Capital to Risk-Weighted Assets	409,224	10.58%	328,704	8.50%	309,369	8.00%
Total Capital to Risk-Weighted Assets	451,228	11.67%	406,046	10.50%	386,711	10.00%
Tier 1 Capital to Average Assets	490,224	8.21%	199,330	4.00%	249,162	5.00%

December 31, 2020:
Company:
CET1 Capital to Risk-Weighted Assets	$339,936	9.94%	$239,437	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	390,713	11.42%	290,745	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	485,357	14.19%	359,155	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	390,713	8.55%	182,853	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$387,231	11.36%	$238,629	7.00%	$221,584	6.50%
Tier 1 Capital to Risk-Weighted Assets	387,231	11.36%	289,763	8.50%	272,719	8.00%
Total Capital to Risk-Weighted Assets	423,231	12.42%	357,943	10.50%	340,898	10.00%
Tier 1 Capital to Average Assets	387,231	8.49%	182,531	4.00%	228,164	5.00%
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

Securities - The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of June 30, 2021 or December 31, 2020. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
June 30, 2021
U.S. Government agency obligations	$301,795	$—	$301,795	$—
Residential mortgage-backed securities	130,593	—	130,593	—
Commercial mortgage-backed securities	15,493	—	15,493	—
Asset-backed securities	13,843	—	13,843	—
Corporate investments	39,463	—	39,463	—
State and political subdivisions	47,704	—	47,704	—
Total securities available for sale	$548,891	$—	$548,891	$—

December 31, 2020
U.S. Government agency obligations	$12,434	$—	$12,434	$—
Residential mortgage-backed securities	187,212	—	187,212	—
Commercial mortgage-backed securities	17,331	—	17,331	—
Asset backed securities	14,447	—	14,447	—
Corporate investments	33,148	—	33,148	—
State and political subdivisions	46,801	—	46,801	—
Total securities available for sale	$311,373	$—	$311,373	$—
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses:
June 30, 2021	$44,089	$—	$—	$44,089
December 31, 2020	$42,573	$—	$—	$42,573

Other real estate owned:
June 30, 2021	$7,344	$—	$—	$7,344
December 31, 2020	$6,754	$—	$—	$6,754
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
June 30, 2021
Impaired loans, net of specific allowance	$44,089	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$7,344	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2020
Impaired loans, net of specific allowance	$42,573	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$6,754	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, that are not measured and reported at fair value on a recurring or non-recurring basis. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions significantly affect the estimates and, as such, the derived fair value may not be indicative of the value negotiated in an actual sale and may not be comparable to that reported by other financial institutions. In addition, the fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The following table presents estimated fair values of the Company’s financial instruments not previously disclosed:

	June 30, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$671,589	$671,589	$637,545	$637,545

Level 2 inputs:
Securities held to maturity	79,308	79,851	93,766	94,436
FHLB stock	2,726	2,726	2,557	2,557
Accrued interest receivable	16,813	16,813	18,061	18,061
Level 3 inputs:
Loans held for sale	17,109	17,109	28,684	28,684
Loans, net	3,442,882	3,430,801	3,342,732	3,348,872

Financial liabilities:
Level 2 inputs:
Deposits	4,497,991	4,498,444	4,152,810	4,153,402
FHLB and other borrowings	31,926	32,752	33,771	34,941
Subordinated debentures	111,314	111,314	111,124	111,124
Accrued interest payable	2,195	2,195	2,709	2,709

Note 9: Subordinated Debentures and Trust Preferred Securities

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s Condensed Consolidated Balance Sheets and will be amortized over the life of the Notes. The Notes will initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company intends to use the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	June 30, 2021	December 31, 2020
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Condensed Consolidated Balance Sheets at June 30, 2021 due to the remaining purchase discount of $4.1 million, which was established upon the Merger with SCC and is being amortized over the remaining life of the debentures.

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
The ESOP owned 1,500,732 and 1,499,459 shares of the Company's common stock at June 30, 2021 and December 31, 2020, respectively. The ESOP entered into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock that were sold by participants in accordance with diversification provisions of the ESOP. A total of 176,786 shares were repurchased through 2011, an additional 77,000 shares were repurchased under this program in 2012, and 27,594 shares were repurchased under this program in 2019. These unallocated shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares that are used to repay the loan are treated as compensation expense.

The following table presents information related to the Company’s ESOP-owned shares.

(In thousands, except share data)	June 30, 2021	December 31, 2020
Allocated shares	1,463,226	1,449,335
Unearned shares	37,506	50,124
Total ESOP shares	1,500,732	1,499,459

Fair value of unearned shares	$2,250	$2,569

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Condensed Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the Condensed Consolidated Statements of Shareholders’ Equity. The fair value of shares held by the ESOP at June 30, 2021 was $87.8 million, based on the Company’s previously disclosed appraised value of $60.00 per share of common stock. The fair value at December 31, 2020 was $74.3 million, based on the Company’s previously disclosed appraised value of $51.25 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. In particular, the COVID-19 pandemic has had a significant impact on the trading markets for equity securities, including the value of equity securities of banking institutions. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

State Bank Employee Stock Ownership Plan

In connection with the Company’s Merger with SCC, the State Bank & Trust Company Employee Stock Ownership Plan (“State Bank ESOP”) was amended on March 17, 2020, to be terminated effective March 31, 2020. As of March 31, 2020, all State Bank ESOP participants were fully vested in their respective account balances, no additional contributions were permitted by either the Company or the State Bank ESOP participants, and no additional participants were permitted to enter the State Bank ESOP. All shares of SCC common stock held in the State Bank ESOP were allocated to participants. The Company has no contribution obligations or compensation expense with respect to the State Bank ESOP. The Company received approval of the termination from the Internal Revenue Service (“IRS”) and all assets held by the State Bank ESOP have been distributed in accordance with its terms.

In connection with the Merger, all shares of SCC common stock held in the State Bank ESOP were converted into shares of the Company’s common stock using the exchange ratio provided for in the Merger Agreement. Distributions from the State Bank ESOP may be either in cash or Company common stock. The shares of Company common stock distributed by the State Bank ESOP are subject to a put option so long as the Company is not publicly traded and the valuation obtained for purposes of the ESOP is used to determine the put option price under the State Bank ESOP. As of June 30, 2021 and December 31, 2020, the State Bank ESOP held zero and 52,204 shares of Company common stock, respectively.

State Bank Defined Contribution Plan

On March 31, 2020, the State Bank & Trust Company 401(k) Plan (“State Bank 401(k)”) was amended to be terminated effective as of the same date in connection with the Merger. As of March 31, 2020, all State Bank 401(k) participants were fully vested in their respective account balances, no additional contributions were permitted by either the Company or the State Bank 401(k) participants, and no additional participants were permitted to enter into the State Bank 401(k). The Company has no contribution obligations or compensation expense with respect to the State Bank 401(k). The Company received approval of the termination from the IRS and plans to distribute all assets held by the State Bank 401(k) in accordance with its terms as soon as reasonably possible.

State Bank Defined Benefit Pension Plan

As a result of the Merger, the Company assumed the Mississippi Southern Bank Pension Plan (“State Bank Pension Plan”), a defined benefit pension plan which was closed to new participants and benefits were frozen effective as of December 31, 2002. While no additional benefits accrue, the Company’s cumulative obligation is subject to adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly period ended June 30, 2021 were not material to the Company’s Condensed Consolidated Statements of Income. The Company has filed a determination letter with the IRS to seek approval of termination. Upon receipt of a favorable determination letter from the IRS, the Company will distribute all assets held by the State Bank Pension Plan in accordance with its terms.

Note 11: Equity

The Company’s Board of Directors authorized 10,000,000 shares of preferred stock with no par value, which may be issued from time to time and in one or more classes or series upon authorization of the Board. At June 30, 2021 and December 31, 2020, there were zero shares of preferred stock issued and outstanding.

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
Stock based compensation that has been charged against income was $1.1 million for the six months ended June 30, 2021 and $685,000 for same period of 2020. There were 399 and zero shares forfeited during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $6.5 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 3.1 years.
A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Six Months Ended
	June 30, 2021		June 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	91,109	$50.60	69,097	$53.67
Granted	82,507	51.25	20,305	43.85
Vested	(32,685)	51.93	(16,283)	50.78
Forfeited	(399)	47.96	—	—
End of period	140,532	$50.56	73,119	$51.59

Note 13: Contingencies

On March 20, 2019, a complaint (the “Complaint”), Mills v. BankPlus, et al., Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as Court-appointed Receiver for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”), naming BankPlus, three former BankPlus employees, one current BankPlus employee and other defendants, including defendants affiliated and unaffiliated with BankPlus (“Defendants”). The Complaint seeks to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber. A brief description of the cause of action on the cover sheet filed with the Complaint includes securities, civil conspiracy, aiding and abetting, negligence, and other possible causes of action. The amount of damages (including punitive damages) requested against the Defendants in the Complaint is unspecified. On January 4, 2021, the plaintiff, Mills, filed an Amended Complaint. Answers and/or Motions to Dismiss the Amended complaint were filed by the Defendants. On July 8, 2021 the Court denied the Motion to Dismiss filed by BankPlus. Accordingly, discovery can begin upon issuance of a Discovery Scheduling Order by the Court.

In addition to the above, the Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Note 14: COVID-19

In response to the economic impact of the COVID-19 pandemic, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. It contains substantial lending, tax and spending provisions, including creating and appropriating an initial $39 billion of funding to the Paycheck Protection Program (“PPP”), designed to aid small and medium-sized businesses through federally guaranteed, forgivable loans distributed by banks. On April 24, 2020, Congress enacted the Paycheck Protection Program and Healthcare Enhancement Act (the “Enhancement Act”) to, among other things, increase the available funding under the PPP by $310 billion to a total of $659 billion. The deadline for the first round of loan applications was August 8, 2020.

The Consolidated Appropriations Act, enacted on December 27, 2020, provided additional funding for the PPP of approximately $284 billion and allowed eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. Subsequently, the American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021.

As of June 30, 2021, 4,104 BankPlus loans totaling $288.2 million had been forgiven and paid by the Small Business Administration or the customer. As of June 30, 2021, the Company held 3,572 loans for customers under the PPP, totaling approximately $161.7 million. The loans have maturities ranging from February 2022 to April 2028. The Company expects to recognize total fee income of approximately $9.6 million over the lives of the remaining loans.

The CARES Act and related guidance from the federal banking agencies also provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs, to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not subject to TDR accounting requirements under GAAP. Additionally, under April 2020 interagency guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under Accounting Standards Codification Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. The federal banking agencies also have encouraged banks to work with their borrowers to modify loans as may be appropriate.

As of June 30, 2021, the Company had granted temporary modifications on 2,068 outstanding loans totaling approximately $810.4 million, or 23% of total outstanding loans, primarily secured by 1-4 family residences and multi-tenant retail commercial real estate. As of June 30, 2021, 6 loans totaling $30.5 million, or 0.9% of the Company’s loan portfolio, were still in deferment.

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
There are or will be important risk factors that could cause actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•the effects of the novel coronavirus and variants thereof, including the delta variant (“COVID-19”) pandemic, including whether due to a resurgence or additional waves of infections, on our business, financial condition and results of operations and on our customers, our employees, our third-party service providers and the economy, especially as a vaccine becomes widely available;
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
•systems failures, unauthorized access, cyber-crime and other threats to data security or interruptions involving our information technology and telecommunications systems or third-party servicers, particularly in light of widespread remote work arrangements due to the COVID-19 pandemic or due to our upcoming planned core processing software conversion;
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
•natural disasters and adverse weather, public health crises, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the annual period ended December 31, 2020, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and in this Quarterly Report on Form 10-Q.
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and in this Quarterly Report on Form 10-Q. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Its wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of June 30, 2021, we operated 79 branch offices across Mississippi, Louisiana, and Alabama. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of June 30, 2021, BancPlus held $4.498 billion of total deposits, and our deposit base consisted of 96.2% core deposits with a total deposit cost of 0.19%. Our loan portfolio was comprised of 75.5% commercial loans and 24.5% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2020, and we believe we are well-positioned for future growth.
2021 Second Quarter Highlights

•Net income for the six months ended June 30, 2021 was $31.3 million, compared with $14.9 million for the same period of 2020
•Diluted earnings per share for the six months ended June 30, 2021 were $3.12, compared with $1.68 for the same period of 2020
•Net interest income was $83.4 million for the six months ended June 30, 2021, compared with $66.1 million for the same period of 2020
•Total loans held for investment were $3.485 billion at June 30, 2021, compared with $3.379 billion at December 31, 2020
Recent Developments
Recent developments at June 30, 2021 did not significantly change from the recent developments as of December 31, 2020, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, and as of March 31, 2021, which are disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Results of Operations
The following discussion of BancPlus’ results of operations compares the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
Net Income

Net income for the three months ended June 30, 2021 and 2020 was $14.1 million and $7.2 million, respectively. BancPlus’ annualized return on average assets for the three months ended June 30, 2021 and 2020 was 1.13% and 0.66%, respectively. BancPlus’ annualized return on average equity for the three months ended June 30, 2021 and 2020 was 15.34% and 8.75%, respectively.

Net income for the six months ended June 30, 2021 and 2020 was $31.3 million and $14.9 million, respectively. BancPlus’ annualized return on average assets for the six months ended June 30, 2021 and 2020 was 1.29% and 0.80%, respectively. BancPlus’ annualized return on average equity for the six months ended June 30, 2021 and 2020 was 17.40% and 10.20%, respectively.
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

For the three months ended June 30, 2021, net interest income was $41.4 million, an increase of $584,000, or 1.4%, compared to net interest income of $40.8 million for the three months ended June 30, 2020. The increase in net interest income was primarily the result of increased interest earning assets as a result of organic loan growth and the increase in our securities portfolio in the current year.

Net interest margin for the three months ended June 30, 2021 decreased 47 basis points to 3.54% from 4.01% for the same period of 2020 as the result of the lower interest rate environment in the current year.

For the six months ended June 30, 2021, net interest income was $83.4 million, an increase of $17.3 million, or 26.2%, compared to net interest income of $66.1 million for the same period of 2020. The increase was primarily the result of an increase in interest income from loans due to higher volume in the current year partially offset by the lower interest rate environment in the current year.

For the six months ended June 30, 2021, net interest margin was 3.64%, a decrease of 18 basis points compared to 3.82% for the same period of 2020 resulting from the lower interest rate environment in the current year.
Our average interest earning assets at June 30, 2021, increased $1.125 billion, or 32.55%, to $4.581 billion from $3.456 billion at June 30, 2020. BancPlus’ average interest-bearing liabilities increased $0.677 billion, or 26.61%, to $3.220 billion at June 30, 2021, from $2.544 billion at June 30, 2020. This increase in BancPlus’ average interest earning assets and interest-bearing liabilities was primarily due to our merger with SCC, organic loan growth and increases in our securities portfolio. The ratio of BancPlus’ average interest earning assets to average interest-bearing liabilities was 142.2% and 135.9% for the six months ended June 30, 2021 and 2020, respectively.

BancPlus’ average interest earning assets produced a tax-equivalent yield of 3.83% and 3.95% for the three and six months ended June 30, 2021, compared to 4.47% and 4.37% for the three and six months ended June 30, 2020, respectively. The average rate paid on interest-bearing liabilities was 0.42% and 0.44% for the three and six months ended June 30, 2021 compared to 0.63% and 0.75% for the three and six months ended June 30, 2020, respectively. These year over year decreases in yields reflect the current low interest rate environment.
Average Balances and Yields
The following tables show, for the three and six months ended June 30, 2021 and 2020, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$555,725	$109	0.08%	$251,077	$50	0.08%
Federal funds sold	1,322	1	0.30%	68,871	33	0.19%
	557,047	110	0.08%	319,948	83	0.10%
Investment securities:
Taxable investment securities	570,166	2,094	1.47%	391,754	2,012	2.05%
Tax-exempt investment securities	72,731	479	2.63%	104,507	606	2.32%
Total securities	642,897	2,573	1.60%	496,261	2,618	2.11%
Loans (1)	3,471,227	42,089	4.85%	3,246,637	42,720	5.26%
Federal Home Loan Bank stock	3,541	3	0.34%	5,826	21	1.44%
Total interest earning assets	4,674,712	44,775	3.83%	4,068,672	45,442	4.47%
Noninterest earning assets	329,668			345,236
Total assets	$5,004,380			$4,413,908

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,462,402	$770	0.21%	$1,255,135	$1,507	0.48%
Savings and money market deposits	984,775	228	0.09%	866,027	613	0.28%
Time deposits	660,284	965	0.58%	739,974	1,694	0.92%
Federal funds purchased	—	—	—%	—	—	—%
FHLB advances	20,559	78	1.52%	24,976	80	1.28%
Other borrowings	12,096	117	3.87%	15,596	150	3.85%
Subordinated debentures	111,246	1,255	4.51%	69,829	620	3.55%
Total interest-bearing liabilities	3,251,362	3,413	0.42%	2,971,537	4,664	0.63%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,333,010			1,025,474
Other noninterest-bearing liabilities	52,217			84,284
Total noninterest-bearing liabilities	1,385,227			1,109,758
Shareholders’ equity (6)	367,791			332,613
Total liabilities and shareholders’ equity	$5,004,380			$4,413,908
Net interest income/net interest margin (2)		41,362	3.54%		40,778	4.01%
Net interest spread (5)			3.41%			3.84%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		155			195
Net interest income/net interest margin (2)		$41,517	3.55%		$40,973	4.03%
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
(4)Yields and rates are annualized.

(5)Net interest spread is the yield on BancPlus’ total interest earning assets less the yield on its interest-bearing liabilities.
(6)Includes Employee Stock Ownership-owned shares.

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$541,001	$234	0.09%	$285,489	$971	0.68%
Federal funds sold	10,663	11	0.21%	60,558	210	0.69%
	551,664	245	0.09%	346,047	1,181	0.68%
Investment securities:
Taxable investment securities	492,799	3,927	1.59%	324,316	3,342	2.06%
Tax-exempt investment securities	87,901	1,018	2.32%	112,923	1,369	2.42%
Total securities	580,700	4,945	1.70%	437,239	4,711	2.15%
Loans (1)	3,444,876	85,231	4.95%	2,668,332	69,627	5.22%
Federal Home Loan Bank stock	3,475	6	0.35%	4,206	35	1.66%
Total interest earning assets	4,580,715	90,427	3.95%	3,455,824	75,554	4.37%
Noninterest earning assets	332,166			285,286
Total assets	$4,912,881			$3,741,110

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,445,259	$1,562	0.22%	$1,155,532	$3,376	0.58%
Savings and money market deposits	962,283	509	0.11%	730,093	1,617	0.44%
Time deposits	668,438	2,056	0.62%	563,075	3,073	1.09%
Federal funds purchased	—	—	—%	302	2	1.32%
FHLB advances	20,583	155	1.51%	22,979	160	1.39%
Other borrowings	12,526	242	3.86%	16,019	308	3.85%
Subordinated debentures	111,200	2,499	4.49%	55,534	945	3.40%
Total interest-bearing liabilities	3,220,289	7,023	0.44%	2,543,534	9,481	0.75%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,276,210			833,607
Other noninterest-bearing liabilities	53,132			69,995
Total noninterest-bearing liabilities	1,329,342			903,602
Shareholders’ equity (6)	363,250			293,974
Total liabilities and shareholders’ equity	$4,912,881			$3,741,110
Net interest income/net interest margin (2)		83,404	3.64%		66,073	3.82%
Net interest spread (5)			3.51%			3.63%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		328			441
Net interest income/net interest margin (2)		$83,732	3.66%		$66,514	3.85%
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

	Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Cash investments	$47	$(20)	$27
Investment securities:
Taxable investment securities	655	(573)	82
Tax-exempt investment securities	(209)	82	(127)
Total securities	446	(491)	(45)
Loans, net	2,723	(3,354)	(631)
Federal Home Loan Bank stock	(2)	(16)	(18)
Total interest earning assets	$3,214	$(3,881)	$(667)

Interest-bearing liabilities:
Interest-bearing transaction deposits	$109	$(846)	$(737)
Savings and money market deposits	27	(412)	(385)
Time deposits	(116)	(613)	(729)
Federal funds purchased	—	—	—
FHLB advances	(17)	15	(2)
Other borrowings	(34)	1	(33)
Subordinated debentures	467	168	635
Total interest-bearing liabilities	$436	$(1,687)	$(1,251)
Net interest income	$2,778	$(2,194)	$584

	Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Cash investments	$91	$(1,027)	$(936)
Investment securities:
Taxable investment securities	1,343	(758)	585
Tax-exempt investment securities	(289)	(62)	(351)
Total securities	1,054	(820)	234
Loans, net	19,212	(3,608)	15,604
Federal Home Loan Bank stock	(1)	(28)	(29)
Total interest earning assets	$20,356	$(5,483)	$14,873

Interest-bearing liabilities:
Interest-bearing transaction deposits	$313	$(2,128)	$(1,815)
Savings and money market deposits	123	(1,231)	(1,108)
Time deposits	324	(1,341)	(1,017)
Federal funds purchased	—	(2)	(2)
FHLB advances	(18)	14	(4)
Other borrowings	(67)	1	(66)
Subordinated debentures	1,251	303	1,554
Total interest-bearing liabilities	$1,926	$(4,384)	$(2,458)
Net interest income	$18,430	$(1,099)	$17,331

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

For the three months ended June 30, 2021, the provision for loan losses was $2.0 million, compared to $2.9 million for the same period of 2020, a decrease of $813,000, or 28.5%. For the six months ended June 30, 2021, the provision for loan losses was $5.9 million, compared to $3.0 million for the same period of 2020, an increase of $2.9 million, or 95.3%. The increase for the year to date period is primarily attributable to the impact of the COVID-19 pandemic, including the impact of the CARES Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance.

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

Noninterest income was $18.7 million for the three months ended June 30, 2021, compared to $12.6 million for the same period of 2020, an increase of $6.2 million, or 49.2%, primarily due to increases in service charges on deposit accounts of $1.6 million, or 34.8%; debit card interchange of $548,000, or 26.7%; income from fiduciary activities of $771,000 or 73.4%; ATM income of

$586,000, or 52.1%; life insurance income of $638,000, or 113.1%; and Community Development Financial Institution (“CDFI”) grants of $1.8 million.

The following table presents the major components of noninterest income for three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$6,005	$4,454	$1,551	34.8%
Mortgage origination income	2,013	1,888	125	6.6%
Debit card interchange	2,604	2,056	548	26.7%
Income from fiduciary activities	1,822	1,051	771	73.4%
ATM income	1,710	1,124	586	52.1%
Brokerage and insurance fees and commissions	697	852	(155)	(18.2)%
Life insurance income	1,202	564	638	113.1%
CDFI grants	1,826	—	1,826	N/A
Other income	858	568	290	51.1%
Total	$18,737	$12,557	$6,180	49.2%

Service charges on deposit accounts increased $1.6 million, or 34.8%, to $6.0 million for the three months ended June 30, 2021, compared to $4.5 million for the same period of 2020. The increase was the result of the impact on the prior year period of increased customer liquidity as a result of various economic stimulus programs and reduced customer spending as a result of quarantine restrictions related to the COVID-19 pandemic.

Debit card interchange increased $548,000, or 26.7%, to $2.6 million for the three months ended June 30, 2021, compared to $2.1 million for the same period of 2020. The increase was primarily attributable to increased card spending and transaction levels for the three months ended June 30, 2021 compared to the same period of 2020 which was negatively affected by quarantine restrictions related to the COVID-19 pandemic.

Income from fiduciary activities increased $771,000, or 73.4%, to $1.8 million for the three months ended June 30, 2021, compared to $1.1 million for the same period of 2020. The increase is primarily attributable to increases in assets under management as a result of higher equity markets in the current year.

ATM income increased $586,000, or 52.1%, to $1.7 million for the three months ended June 30, 2021, compared to $1.1 million for the same period of 2020. The increase is primarily related to increases in ATM usage for the three months ended June 30, 2021 compared to the same period of 2020 which was negatively affected by quarantine restrictions related to the COVID-19 pandemic.

Life insurance income increased $638,000, or 113.1%, to $1.2 million for the three months ended June 30, 2021, compared to $564,000 for the same period of 2020. The increase is primarily related to death benefits paid in the current year on policies held by the Company.

CDFI grant income increased to $1.8 million for the three months ended June 30, 2021 from zero for the same period of 2020. The current year grant received related to the CDFI Rapid Response Program, which was created in 2021 by the U.S. Department of the Treasury to provide capital for CDFI designated banks to respond to the economic challenges created by the COVID-19 pandemic.

Noninterest income was $39.0 million for the first six months of 2021, compared to $26.8 million for the first six months of 2020, an increase of $12.3 million, or 45.8%, primarily due to increases in service charges on deposit accounts of $758,000, or 6.9%; mortgage origination income of $1.6 million, or 50.2%; debit card interchange of $1.7 million, or 49.7%; income from fiduciary activities of $1.5 million, or 69.3%; ATM income of $1.0 million, or 46.1%; life insurance income of $3.7 million, or 389.5%; and CDFI grants of $1.8 million.

The following table presents the major components of noninterest income for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$11,742	$10,984	$758	6.9%
Mortgage origination income	4,727	3,147	1,580	50.2%
Debit card interchange	5,244	3,503	1,741	49.7%
Income from fiduciary activities	3,666	2,165	1,501	69.3%
ATM income	3,243	2,220	1,023	46.1%
Brokerage and insurance fees and commissions	1,154	1,824	(670)	(36.7)%
Life insurance income	4,694	959	3,735	389.5%
CDFI grants	1,826	—	1,826	N/A
Other income	2,718	1,955	763	39.0%
Total	$39,014	$26,757	$12,257	45.8%

Service charges on deposit accounts increased $758,000, or 6.9%, to $11.7 million for the six months ended June 30, 2021, compared to $11.0 million for the same period of 2020. The increase was the result of the impact on the prior year period of increased customer liquidity as a result of various economic stimulus programs and reduced customer spending as a result of quarantine restrictions related to the COVID-19 pandemic.

Mortgage origination income increased $1.6 million, or 50.2%, to $4.7 million for the six months ended June 30, 2021, compared to $3.1 million for the same period of 2020. The increase primarily related to increased mortgage origination activity as a result of the lower interest rate environment seen for much of 2021.

Debit card interchange increased $1.7 million, or 49.7%, to $5.2 million for the six months ended June 30, 2021, compared to $3.5 million for the same period of 2020. The increase was attributable to increased card spending and transaction levels for the current year period compared to the same period of 2020 which was negatively affected by quarantine restrictions related to the COVID-19 pandemic as well as an additional three months of income in 2021 related to the merger with SCC.

Income from fiduciary activities increased $1.5 million, or 69.3%, to $3.7 million for the six months ended June 30, 2021, compared to the $2.2 million for the same period of 2020. The increase is primarily attributable to increases in assets under management as a result of higher equity markets in the current year.

ATM income increased $1.0 million, or 46.1%, to $3.2 million for the six months ended June 30, 2021, compared to $2.2 million for the same period of 2020. The increase is primarily related to increases in ATM usage in the current year period compared to same period of 2020 which was negatively affected by quarantine restrictions related to the COVID-19 pandemic as well as an additional three months of income in 2021 related to the merger with SCC.

Life insurance income increased $3.7 million, or 389.5%, to $4.7 million for the six months ended June 30, 2021, compared to $959,000 for the same period of 2020. The increase is primarily related to death benefits paid in the current year on policies held by the Company.

CDFI grant income increased to $1.8 million for the six months ended June 30, 2021 from zero for the same period of 2020. The current year grant received related to the CDFI Rapid Response Program, which was created in 2021 by the U.S. Department of the Treasury to provide capital for CDFI designated banks to respond to the economic challenges created by the COVID-19 pandemic.

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

For the three months ended June 30, 2021, noninterest expense totaled $40.4 million, a decrease of $402,000, or 1.0%, from $40.8 million for the three months ended June 30, 2020. This decrease was primarily due to a decrease of $1.6 million in professional fees for the three months ended June 30, 2021 compared to the same period in 2020 due to fees incurred in 2020 in connection with the SCC merger, partially offset by increases in furniture, equipment and data processing of $519,000 and other expenses of $603,000.

The following table presents the major components of noninterest expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020:

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$24,122	$24,572	$(450)	(1.8)%
Net occupancy expenses	3,828	3,387	441	13.0%
Furniture, equipment and data processing expenses	6,108	5,589	519	9.3%
Marketing and promotional expenses	754	863	(109)	(12.6)%
Other real estate expenses and losses	278	82	196	239.0%
Professional fees	735	2,337	(1,602)	(68.5)%
Other expenses	4,613	4,010	603	15.0%
Total	$40,438	$40,840	$(402)	(1.0)%

Salaries and employee benefits expense is the largest component of noninterest expense, representing 59.7% and 60.2% of total noninterest expense for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, salaries and employee benefits expense decreased $450,000, or 1.8%, to $24.1 million, compared to $24.6 million for the three months ended June 30, 2020. The decrease in salaries and employee benefits expense is primarily due to retention and severance pay incurred in the prior year in connection with the SCC merger, partially offset by normal annual salary increases for employees.

Furniture, equipment and data processing expense for the three months ended June 30, 2021 was $6.1 million, an increase of $519,000, or 9.3%, compared to $5.6 million for the three months ended June 30, 2020. This increase was primarily attributable to expenses related to preparation for the Company’s planned software conversion during the third quarter of 2021.

Professional fees decreased $1.6 million, or 68.5%, to $735,000 for the three months ended June 30, 2021, compared to $2.3 million for the three months ended June 30, 2020, primarily due to expenses incurred in the same period of 2020 related to the SCC merger.

Other expenses increased $603,000, or 15.0%, to $4.6 million for the three months ended June 30, 2021, compared to $4.0 million for the three months ended June 30, 2020, primarily due to an increase in FDIC and state assessment fees as a result of increased deposits.

For the six months ended June 30, 2021, noninterest expense totaled $78.6 million, an $8.0 million, or 11.3%, increase from $70.6 million for the six months ended June 30, 2020. This increase was primarily due to increases in salaries and employee benefits of $5.0 million, furniture, equipment and data processing of $2.2 million, and other expenses of $1.9 million, partially offset by a $1.8 million decrease in professional fees.

The following table presents the major components of noninterest expense for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$47,147	$42,187	$4,960	11.8%
Net occupancy expenses	7,173	6,250	923	14.8%
Furniture, equipment and data processing expenses	12,040	9,820	2,220	22.6%
Marketing and promotional expenses	1,331	1,787	(456)	(25.5)%
Other real estate expenses and losses	452	276	176	63.8%
Professional fees	1,282	3,067	(1,785)	(58.2)%
Other expenses	9,150	7,214	1,936	26.8%
Total	$78,575	$70,601	$7,974	11.3%

Salaries and employee benefits expense is the largest component of noninterest expense, representing 60.0% and 59.8% of total noninterest expense for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, salaries and employee benefits expense increased $5.0 million, or 11.8%, to $47.1 million, compared to $42.2 million for the six months ended June 30, 2020. The increase in salaries and employee benefits expense is primarily due to the merger with SCC in addition to normal annual salary increases for employees.

Furniture, equipment and data processing expense for the six months ended June 30, 2021 was $12.0 million, an increase of $2.2 million, or 22.6%, compared to $9.8 million for the six months ended June 30, 2020. This increase was primarily attributable to increases in depreciation, data processing and software expenses resulting from the merger with SCC in addition to expenses related to preparation for the Company’s planned software conversion during the third quarter of 2021.

Professional fees decreased $1.8 million, or 58.2%, to $1.3 million for the six months ended June 30, 2021, compared to $3.1 million for the six months ended June 30, 2020, primarily due to expenses incurred in the same period of 2020 related to the SCC merger.

Other expenses increased $1.9 million, or 26.8%, to $9.2 million for the six months ended June 30, 2021, compared to $7.2 million for the six months ended June 30, 2020, primarily due to an increase in FDIC and state assessment fees as a result of increased deposits as well as the merger with SCC.

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

BancPlus recorded income tax expense of $3.6 million for the three months ended June 30, 2021, compared to $2.4 million for the same period of 2020, an increase of $1.2 million, or 48.0%. BancPlus’ effective tax rate for the three months ended June 30, 2021 was 20.2%, compared to 24.9% for the same period of 2020.

BancPlus recorded income tax expense of $6.6 million for the six months ended June 30, 2021, compared to $4.3 million for the same period of 2020, an increase of $2.3 million, or 53.8%. BancPlus’ effective tax rate for the six months ended June 30, 2021 was 17.4%, compared to 22.3% for the same period of 2020.

For both the three and six month periods, the increase in income tax expense was the result of larger income before taxes in the current year period. The decrease in effective tax rate for the same periods was the result of the Company taking advantage of tax credits offered by Mississippi in the current year, non-taxable life insurance proceeds recorded in 2021, and apportionment of state taxable income to Louisiana which does not have a state income tax. The Company’s Louisiana locations were acquired in the merger with SCC.

Financial Condition

The following discussion compares BancPlus’ financial condition as of June 30, 2021 to December 31, 2020.

Assets

Total assets increased $354.2 million to $5.065 billion at June 30, 2021 from total assets of $4.711 billion at December 31, 2020. Total cash and cash equivalents increased $34.0 million, or 5.3%, to $671.6 million at June 30, 2021, compared to $637.5 million at December 31, 2020, primarily due to increases in interest bearing deposits with banks. Total loans increased $106.2 million, or 3.1%, to $3.485 billion at June 30, 2021, compared to $3.379 billion at December 31, 2020 as a result of organic loan growth. Investment securities increased $223.1 million, or 55.1%, from $405.1 million at December 31, 2020 to $628.2 million at June 30, 2021 as a result of increased purchases of available for sale securities.

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

As of June 30, 2021, 12.6% of BancPlus’ investment securities portfolio was classified as held to maturity and 87.4% was classified as available for sale. As of December 31, 2020, 23.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 76.9% was classified as available for sale. Securities available for sale increased $237.5 million, or 76.3%, from $311.4 million at December 31, 2020 to $548.9 million at June 30, 2021. Early in the period, BancPlus took advantage of the steeper yield curve to invest excess liquidity. BancPlus used a disciplined approach to build a ladder of non-callable state tax-exempt agency bonds. As market conditions allow, BancPlus will continue this strategy to enhance net interest margin and provide predictable cash flows for future loan demand.

At June 30, 2021, mortgage-backed securities represented 23.3%, municipal securities represented 20.2%, U.S. government agency obligations represented 48.0% and corporate investments represented 6.3% of the investment securities portfolio. At December 31, 2020, mortgage-backed securities represented 50.5%, municipal securities represented 34.7%, U.S. government agency obligations represented 3.1% and corporate investments represented 8.2% of the investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$79,308	12.62%	$93,766	23.14%
Total held-to-maturity	79,308	12.62%	93,766	23.14%

Available for Sale:
(At fair value)
U.S. Government agency obligations	301,795	48.04%	12,434	3.07%
Issued by states and political subdivisions	47,704	7.59%	46,801	11.55%
Mortgage-backed securities:
Residential	130,593	20.79%	187,212	46.21%
Commercial	15,493	2.47%	17,331	4.28%
Asset-backed securities	13,843	2.20%	14,447	3.57%
Corporate investments	39,463	6.28%	33,148	8.18%
Total available for sale	548,891	87.38%	311,373	76.86%

Total securities	$628,199	100.00%	$405,139	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using a tax rate of 21%.

	Maturity as of June 30, 2021
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$12,847	3.16%	$46,243	2.80%	$17,463	2.49%	$2,755	4.17%
Total held to maturity	12,847	3.16%	46,243	2.80%	17,463	2.49%	2,755	4.17%

Available for sale:
U.S. Government agency obligations	5,069	2.60%	164,398	0.45%	127,867	1.20%	4,461	1.76%
Issued by states and political subdivisions	2,491	3.58%	13,930	2.63%	23,571	3.17%	7,711	3.16%
Mortgage-backed securities:
Residential	—	—%	—	—%	5,655	2.00%	124,938	2.48%
Commercial	—	—%	—	—%	13,777	1.54%	1,717	2.44%
Asset-backed securities	—	—%	—	—%	—	—%	13,843	1.93%
Corporate investments	4,032	2.18%	501	2.75%	33,863	4.29%	1,067	4.50%
Total available for sale	11,592	2.66%	178,829	0.63%	204,733	1.98%	153,737	2.46%

Total securities	$24,439	2.92%	$225,072	1.07%	$222,196	2.02%	$156,492	2.49%

	Maturity as of December 31, 2020
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$15,891	3.02%	$50,738	4.05%	$24,247	3.67%	$2,890	3.85%
Total held to maturity	15,891	3.02%	50,738	4.05%	24,247	3.67%	2,890	3.85%

Available for sale:
U.S. Government agency obligations	—	—%	5,128	2.60%	2,508	3.19%	4,798	1.78%
Issued by states and political subdivisions	3,803	3.08%	12,504	2.99%	20,538	3.18%	9,956	3.19%
Mortgage-backed securities:
Residential	—	—%	—	—%	10,991	0.93%	176,220	2.35%
Commercial	305	3.25%	—	—%	14,071	1.54%	2,955	2.53%
Asset-backed securities	—	—%	—	—%	—	—%	14,447	3.94%
Corporate investments	—	—%	4,060	2.22%	28,084	4.48%	1,005	4.50%
Total available for sale	4,108	3.09%	21,692	2.75%	76,192	3.03%	209,381	2.50%

Total securities	$19,999	3.03%	$72,430	3.66%	$100,439	3.19%	$212,271	2.52%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of June 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$763,501	21.91%	$738,340	21.85%
Construction and land development	460,142	13.20%	403,496	11.94%
Farmland	204,123	5.86%	217,104	6.43%
Other commercial	1,301,422	37.34%	1,224,633	36.25%
Total real estate	2,729,188	78.31%	2,583,573	76.47%
Commercial and industrial	570,116	16.36%	635,714	18.82%
Agricultural production and other loans to farmers	96,024	2.76%	85,469	2.53%
Consumer and other	89,558	2.57%	73,976	2.19%
Total loans, gross	3,484,886	100.00%	3,378,732	100.00%
Allowance for loan losses	(42,004)		(36,000)
Total loans, net	$3,442,882		$3,342,732

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At June 30, 2021, BancPlus’ loan portfolio included $270.6 million of loan participations purchased, or 7.76% of total loans, which includes $114.8 million of shared national credits. At December 31, 2020, BancPlus’ loan portfolio included $245.7 million of loan participations purchased, or 7.27% of total loans, which includes $93.8 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of June 30, 2021
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$107,693	$353,830	$289,733	$12,245	$763,501
Construction and land development	165,868	228,900	56,093	9,281	460,142
Farmland	53,617	97,488	52,316	702	204,123
Other commercial	164,290	772,279	319,597	45,256	1,301,422
Total real estate	491,468	1,452,497	717,739	67,484	2,729,188
Commercial and industrial	94,449	406,240	69,427	—	570,116
Agricultural production and other loans to farmers	58,982	36,191	851	—	96,024
Consumer and other loans	28,080	59,796	1,667	15	89,558
Total loans	$672,979	$1,954,724	$789,684	$67,499	$3,484,886

	As of December 31, 2020
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$115,367	$388,731	$229,269	$4,973	$738,340
Construction and land development	160,382	187,403	49,445	6,266	403,496
Farmland	44,618	112,826	56,307	3,353	217,104
Other commercial	150,683	706,001	320,450	47,499	1,224,633
Total real estate	471,050	1,394,961	655,471	62,091	2,583,573
Commercial and industrial	102,129	473,283	60,302	—	635,714
Agricultural production and other loans to farmers	40,750	42,575	2,144	—	85,469
Consumer and other loans	18,814	53,319	1,828	15	73,976
Total loans	$632,743	$1,964,138	$719,745	$62,106	$3,378,732

	As of June 30, 2021
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$626,721	$136,780	$763,501
Construction and land development	236,925	223,217	460,142
Farmland	157,350	46,773	204,123
Other commercial	1,066,386	235,036	1,301,422
Total real estate	2,087,382	641,806	2,729,188
Commercial and industrial	353,931	216,185	570,116
Agricultural production and other loans to farmers	59,813	36,211	96,024
Consumer and other loans	64,627	24,931	89,558
Total loans	$2,565,753	$919,133	$3,484,886

	As of December 31, 2020
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$594,353	$143,987	$738,340
Construction and land development	213,944	189,552	403,496
Farmland	162,505	54,599	217,104
Other commercial	1,016,580	208,053	1,224,633
Total real estate	1,987,382	596,191	2,583,573
Commercial and industrial	425,874	209,840	635,714
Agricultural production and other loans to farmers	51,766	33,703	85,469
Consumer and other loans	52,692	21,284	73,976
Total loans	$2,517,714	$861,018	$3,378,732

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of June 30, 2021
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$746,637	$16,864	$—	$763,501
Construction and land development	459,021	1,121	—	460,142
Farmland	191,755	12,368	—	204,123
Other commercial	1,291,235	9,964	223	1,301,422
Total real estate	2,688,648	40,317	223	2,729,188
Commercial and industrial	545,903	24,165	48	570,116
Agricultural production and other loans to farmers	95,712	312	—	96,024
Consumer and other	89,249	309	—	89,558
Total	$3,419,512	$65,103	$271	$3,484,886

	As of December 31, 2020
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$721,024	$17,316	$—	$738,340
Construction and land development	401,347	2,149	—	403,496
Farmland	205,211	11,893	—	217,104
Other commercial	1,209,365	15,041	227	1,224,633
Total real estate	2,536,947	46,399	227	2,583,573
Commercial and industrial	619,137	16,526	51	635,714
Agricultural production and other loans to farmers	85,288	181	—	85,469
Consumer and other	73,560	416	—	73,976
Total	$3,314,932	$63,522	$278	$3,378,732

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and TDR loans that are accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans:
Real estate loans:
Residential properties	$4,067	$3,869
Construction and land development	499	1,863
Farmland	—	158
Other commercial	3,407	7,947
Total real estate	7,973	13,837
Commercial and industrial	100	12
Agricultural production and other loans to farmers	42	85
Consumer and other	211	177
Total nonaccrual loans	8,326	14,111

Troubled debt restructuring loans – accruing:
Real estate loans:
Residential properties	1,907	1,916
Construction and land development	1,558	—
Farmland	—	—
Other commercial	—	—
Total real estate	3,465	1,916
Commercial and industrial	394	—
Agricultural production and other loans to farmers	—	—
Consumer and other	—	—
Total troubled debt restructuring loans – accruing	3,859	1,916
Total nonperforming loans	12,185	16,027
Plus: foreclosed assets	7,344	6,754
Total nonperforming assets	$19,529	$22,781

Nonaccrual loans to total loans	0.24%	0.42%
Nonperforming loans to total loans	0.35%	0.47%
Nonperforming assets to total assets	0.39%	0.48%
Allowance for loan losses to nonaccrual loans	504.49%	255.12%
90+ days past due and accruing	$4,621	$6,303
Total troubled debt restructuring loans	$5,736	$8,537
Total nonperforming assets decreased by $3.3 million, or 14.3%, from $22.8 million at December 31, 2020 to $19.5 million at June 30, 2021, primarily due to a decrease in nonaccrual loans as a result of payments and foreclosures during the current year on loans that were in nonaccrual status at December 31, 2020.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. BancPlus has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. When a loan is placed on nonaccrual status, current year interest previously accrued but uncollected on such loans is reversed and charged against current income, and prior year interest, if any, is charged off against the allowance for loan losses. Generally, payments received on nonaccrual loans are applied directly to principal.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. BancPlus maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing economic conditions. Loan charge-offs (i.e. loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. BancPlus’ officers analyze risk in the loan portfolio on an ongoing basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the second quarter of 2021, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of the COVID-19 pandemic and development of the outbreak, including variants, such as the delta variant, and the severity of such variants, and the availability, effectiveness and acceptance of vaccines, all of which are also highly uncertain. The government’s response to these conditions includes certain provisions, such as automatic forbearance and forgiveness for certain federally backed loans that could affect these estimates. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for loan losses.

The allowance for loan losses was $42.0 million and $36.0 million, and the allowance for loan losses as a percentage of loans was 1.20% and 1.06%, at June 30, 2021 and December 31, 2020, respectively. Net charge-offs (recoveries) totaled $(78,000) and $476,000 for the six months ended June 30, 2021 and 2020, respectively.

The allowance for loan losses increased by $6.0 million, or 16.7%, to $42.0 million at June 30, 2021, from $36.0 million at December 31, 2020, primarily due to the increase in provision for loan losses in the current period as a result of the continuing impact of the COVID-19 pandemic, including the impact of the CARES Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance.

The following is a summary of the activity in the allowance for loan loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	June 30, 2021	June 30, 2020

Balance, beginning of period	$36,000	$21,500
Charge-offs:
Residential properties	176	234
Construction and land development	228	2
Farmland	4	—
Other commercial	397	220
Total real estate	805	456
Commercial and industrial	280	233
Agricultural production and other loans to farmers	1,446	—
Consumer and other	225	1,837
Total charge-offs	2,756	2,526
Recoveries:
Residential properties	281	97
Construction and land development	51	21
Farmland	288	—
Other commercial	313	26
Total real estate	933	144
Commercial and industrial	304	113
Agricultural production and other loans to farmers	1,413	—
Consumer and other	184	1,793
Total recoveries	2,834	2,050
Net charge-offs (recoveries)	(78)	476
Provision for loan losses	5,926	3,035
Balance, end of period	$42,004	$24,059

Total loans, end of period	$3,501,995	$3,360,267
Average loans	3,444,876	2,668,332
Net charge-offs (annualized) to average loans	—%	0.04%
Allowance for loan losses to total loans	1.20%	0.72%
The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans
Residential properties	$(105)	$744,655	(0.01)%	$137	$649,787	0.02%
Construction and land development	177	453,323	0.04%	(19)	284,737	(0.01)%
Farmland	(284)	206,211	(0.14)%	—	190,571	—%
Other commercial	84	1,258,719	0.01%	194	931,268	0.02%
Commercial and industrial	(24)	610,283	—%	120	506,264	0.02%
Agricultural production and other loans to farmers	33	83,874	0.04%	—	86,028	—%
Consumer and other	41	79,296	0.05%	44	68,447	0.06%
Total	$(78)	$3,436,361	—%	$476	$2,717,102	0.02%

The following tables present a summary of the allocation of the allowance for loan losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$10,234	24.4%	$7,900	21.9%
Construction and land development	6,033	14.4%	4,618	12.8%
Farmland	2,002	4.8%	1,412	3.9%
Other commercial	15,016	35.7%	14,133	39.3%
Total real estate	33,285	79.2%	28,063	78.0%
Commercial and industrial	6,493	15.5%	6,337	17.6%
Agricultural production and other loans to farmers	1,088	2.6%	773	2.1%
Consumer and other	1,138	2.7%	827	2.3%
Total allowance for loan losses	$42,004	100.0%	$36,000	100.0%

Goodwill and Other Intangible Assets

Goodwill was $2.6 million at both June 30, 2021 and December 31, 2020. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the merger with SCC. Total other intangible assets at June 30, 2021 and December 31, 2020 were $5.5 million and $5.8 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$1,276,210	0.00%	29.32%	$1,009,427	0.00%	27.69%
Interest bearing:
Transaction accounts	1,445,259	0.22%	33.21%	1,191,857	0.49%	32.69%
Money market and other savings accounts	962,283	0.11%	22.11%	806,652	0.29%	22.13%
Certificates of deposit	668,438	0.62%	15.36%	637,781	0.93%	17.49%
Total deposits	$4,352,190	0.19%	100.00%	$3,645,717	0.39%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $706.5 million, or 19.4%, to $4.352 billion at June 30, 2021 from $3.646 billion as of December 31, 2020 is primarily the result of recipients of PPP loans placing funds in deposit accounts held at the Bank. At June 30, 2021 and December 31, 2020, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $1,031.8 million and $889.3 million, respectively.

The following table shows the maturity of certificates of deposit as of June 30, 2021:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$48,336	$104,003	$152,339	$28,336
Over 3 months through 6 months	37,234	99,669	136,903	14,484
Over 6 months through 12 months	44,172	138,606	182,778	22,422
Over 12 months	48,650	133,709	182,359	19,650
Total certificates of deposits	$178,392	$475,987	$654,379	$84,892

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At June 30, 2021 and December 31, 2020, we had no short-term borrowings.

FHLB Advances and Other Borrowings. BankPlus is a member of the Federal Home Loan Bank (“FHLB”), and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At both June 30, 2021 and December 31, 2020, BancPlus had $20.6 million in FHLB borrowings, at a weighted average interest rate of 1.50%.

In October 2016, BancPlus entered into a five-year loan agreement with a correspondent bank under which BancPlus borrowed $35.0 million in connection with the redemption of BancPlus preferred stock. BancPlus pledged 100% of its shares of BankPlus stock as collateral for the loan. The loan requires quarterly principal reductions of $875,000 and quarterly interest payments at a fixed 3.75% annual rate. The balance outstanding on this loan was $11.4 million and $13.1 million at June 30, 2021 and December 31, 2020, respectively. The Company plans to repay this loan at maturity in October 2021.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
2021	$11,375	$13,171
2022	376	395
2023	86	110
2024	—	—
2025	—	—
Thereafter	20,089	20,095
Total	$31,926	$33,771

Subordinated Debentures and Trust Preferred Securities. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s Condensed Consolidated Balance Sheets and will be amortized over the life of the Notes. The Notes will initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company intends to use the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	June 30, 2021	December 31, 2020
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Condensed Consolidated Balance Sheets at June 30, 2021 due to the remaining purchase discount of $4.1 million, which was established upon the merger with SCC and is being amortized over the remaining life of the debentures. We are currently monitoring the actions of LIBOR’s regulator and the implementation of alternative reference rates in advance of the expected discontinuation of LIBOR to determine any potential impact on the subordinated debentures.

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

Shareholders’ equity increased $21.1 million, or 5.9%, to $376.3 million at June 30, 2021 from $355.3 million at December 31, 2020, primarily due to net income of $31.3 million partially offset by dividends paid of $7.6 million, and purchase of Company stock of $2.4 million for the year to date period. The purchase of Company stock was the result of members of the State Bank Employee Stock Ownership Plan (“State Bank ESOP”), who took a distribution of Company stock from the State Bank ESOP, exercising a put option available to them following their distribution. The put option is available for shares of Company stock distributed by the State Bank ESOP, so long as the Company is not publicly traded, for a period of 60 days following the distribution request.

Contractual Obligations

The table below presents the funding requirements of BancPlus’ contractual obligations, excluding interest, as of June 30, 2021:

	Payments Due by Period
(Dollars in thousands)				Greater
June 30, 2021	Less Than One Year	One-Three Years	Three-Five Years	Than Five Years	Total
Operating lease obligations	$2,268	$8,820	$8,506	$29,728	$49,322
FHLB advances (1)	376	86	—	20,089	20,551
Note payable (2)	11,375	—	—	—	11,375
Subordinated debentures (3)	—	—	—	111,314	111,314
Deposits with maturities	472,020	148,793	33,546	20	654,379
Low income housing tax credits	4	9	9	2	24
Total contractual obligations	$486,043	$157,708	$42,061	$161,153	$846,965

________________________________
(1)Interest rates for BancPlus’ FHLB advances outstanding ranged from 2.94% to 1.42% at June 30, 2021. These advances are subject to restrictions or penalties in the event of prepayment. $20.0 million of these advances are callable by the FHLB quarterly on the anniversary of the issuance date. Callable advances are shown at their maturity date.
(2)The interest rate on BancPlus’ note payable is a 3.75% fixed annual rate.
(3)These subordinated debentures include the outstanding common securities of business trusts that have issued preferred capital securities to third parties which bear interest based on 3 month LIBOR plus 1.35% to 2.50% and fixed-to-floating subordinated notes that bear interest at 6.000% per annum.

Off-Balance Sheet Arrangements

In the normal course of business, BancPlus enters into various transactions to meet the financing needs of its customers, which, in accordance with accounting principles generally accepted in the United States (“GAAP”), are not included in its Condensed Consolidated Balance Sheets. These transactions include commitments to extend credit and letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in BancPlus’ consolidated balance sheets. A number of these commitments are used only partially, or in some cases, not at all before they expire.

BancPlus’ exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual or notional amount of those instruments. BancPlus decreases its exposure to losses under these commitments by subjecting them to credit approval and monitoring procedures.

The table below sets forth BancPlus’ commitments to extend credit by commitment expiration date indicated:

	June 30, 2021
(Dollars in thousands)	Less Than One Year	One-Three Years	Three-Five Years	Greater Than Five Years	Total
Commitments to extend credit (1)	$447,687	$354,578	$235,793	$87,758	$1,125,816
Standby letters of credit	7,000	172	800	—	7,972
Total off-balance sheet commitments	$454,687	$354,750	$236,593	$87,758	$1,133,788
____________________________
(1)Includes $239,533 of unconditionally cancellable commitments at June 30, 2021.

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

BancPlus manages its liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities, which BancPlus considers its primary liquidity. Furthermore, a significant portion of these unencumbered liquid assets are comprised of U.S. government agency obligations, mortgage backed securities and other agency securities, which the regulatory bodies consider the most marketable and liquid, especially in a stress scenario. In regard to off-balance sheet capacity, BancPlus maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of St. Louis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which BancPlus considers its secondary liquidity, and other funding avenues, including the Paycheck Protection Program Liquidity Facility (“PPP Liquidity Facility”). At June 30, 2021, BancPlus had not used the PPP Liquidity Facility. BancPlus also monitors its liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios, FHLB borrowings and deposits. As part of its liquidity management strategy, BancPlus is also focused on minimizing its costs of liquidity and attempting to decrease these costs by growing its noninterest-bearing and other low-cost deposits and replacing higher cost borrowed funds.

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	June 30, 2021	December 31, 2020
Cash and cash equivalents	$671,589	$637,545
Total securities	628,199	405,139
Less: pledged securities	(492,237)	(317,461)
Total primary liquidity	$807,551	$725,223
Ratio of primary liquidity to total deposits	18.0%	17.5%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	June 30, 2021	December 31, 2020
Net secured borrowing capacity with the FHLB	$1,525,174	$1,408,005
Net secured borrowing capacity with the Federal Reserve Bank	208,424	211,407
Unsecured borrowing capacity with correspondent lenders	228,000	228,000
Total secondary liquidity	$1,961,598	$1,847,412
Ratio of primary and secondary liquidity to total deposits	61.6%	61.9%

During the six months ended June 30, 2021, BancPlus’ primary liquidity increased by $82.3 million to $807.6 million, compared to $725.2 million at December 31, 2020, primarily due an increase in securities partially offset by an increase in our pledged securities. Secondary liquidity increased by $114.2 million to $1.962 billion as of June 30, 2021 from $1.847 billion as of December 31, 2020. This increase was primarily due to an increase in BancPlus’ FHLB borrowing capacity.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $4.329 billion and $3.973 billion and represented 96.2% and 95.7% of total deposits as of June 30, 2021 and December 31, 2020, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources. Although BancPlus’ policy allows the use of brokered deposits, BankPlus did not utilize this funding source during the 2021 and 2020 year to date periods.

BancPlus’ liquidity policy includes both policy limits and policy guidelines for measuring and monitoring liquidity. BancPlus’ policy measures include an Internal Liquidity Ratio, an Internal Liquidity Ratio adjusted for FHLB, an Internal Dependency Ratio adjusted for FHLB and a Maximum Available Funds to Total Assets Ratio. These ratios are calculated monthly. BancPlus also utilizes eleven liquidity guidelines that are reported quarterly. As of June 30, 2021 and December 31, 2020, BancPlus was in compliance with all of its established liquidity policies.

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

Due to state banking laws, BankPlus may not declare dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $7.6 million and $6.2 million for the year-to-date periods ended June 30, 2021 and June 30, 2020, respectively. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

As of June 30, 2021 and December 31, 2020, BancPlus and BankPlus met all applicable capital adequacy requirements and BankPlus was deemed “well capitalized.” As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes		Required to be Well Capitalized
As of June 30, 2021:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$363,128	9.37%	$271,319	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	414,023	10.68%	329,459	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	514,742	13.28%	406,979	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	414,023	8.30%	199,627	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$409,224	10.58%	$270,697	7.00%	$251,362	6.50%
Tier 1 Capital to Risk-Weighted Assets	409,224	10.58%	328,704	8.50%	309,369	8.00%
Total Capital to Risk-Weighted Assets	451,228	11.67%	406,046	10.50%	386,711	10.00%
Tier 1 Capital to Average Assets	490,224	8.21%	199,330	4.00%	249,162	5.00%

	Actual		Minimum For Capital Adequacy Purposes		Required to be Well Capitalized
As of December 31, 2020:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$339,936	9.94%	$239,437	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	390,713	11.42%	290,745	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	485,357	14.19%	359,155	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	390,713	8.55%	182,853	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$387,231	11.36%	$238,629	7.00%	$221,584	6.50%
Tier 1 Capital to Risk-Weighted Assets	387,231	11.36%	289,763	8.50%	272,719	8.00%
Total Capital to Risk-Weighted Assets	423,231	12.42%	357,943	10.50%	340,898	10.00%
Tier 1 Capital to Average Assets	387,231	8.49%	182,531	4.00%	228,164	5.00%

Recent Accounting Pronouncements

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 is effective for the Company for annual and interim periods beginning on January 1, 2023. The Company has formed a cross functional team that is assessing data and system needs and evaluating the impact of adopting the new guidance. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but has not yet determined the magnitude of any such one-time adjustments or the overall impact on the Company’s financial statements.

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

Net Interest Income Simulation and Economic Value Analysis

On a quarterly basis, BancPlus uses a model to simulate and measure potential changes in its net interest income and economic value of equity (“EVE”) given instantaneous parallel shifts in interest rates. BancPlus’ net interest income at risk simulation measures shorter term risk over 12 and 24 month time frames. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value given the changes in interest rates. EVE is a point-in-time measurement that helps quantify longer term interest rate risk. The model has inherent limitations since the results are based on a given set of rate changes and assumptions as of a certain point in time. For purpose of the simulation, BancPlus assumes no balance sheet growth. Therefore, the model’s results reflect an interest rate shock to a static balance sheet.

Potential changes to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of June 30, 2021 and December 31, 2020 are presented in the table below (dollars in thousands). The projections assume immediate, parallel shifts down from the June 30, 2021 and December 31, 2020 yield curves of 100 and 200 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide BancPlus with meaningful results and therefore is not presented.

	As of June 30, 2021				As of December 31, 2020
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	19,090	11.7%	87,626	18.1%	17,787	12.5%	113,405	28.7%
200	12,657	7.7%	63,165	13.0%	12,048	8.5%	83,273	21.1%
100	6,058	3.7%	33,379	6.9%	3,052	2.2%	46,093	11.7%
Unchanged	—	—%	—	—%	—	—%	—	—%
-100	(2,521)	(1.5)%	(59,477)	(12.3)%	(2,676)	(1.9)%	(55,139)	(14.0)%
-200	(3,624)	(2.2)%	(80,900)	(16.7)%	(2,422)	(1.7)%	(78,947)	(20.0)%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 11.7% increase in net interest income over the next 12 months and a 18.1% increase in EVE as of June 30, 2021, and a 12.5% increase in net interest income and a 28.7% increase in EVE as of December 31, 2020. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced a decrease of 1.5% in net interest income over the next 12 months and a 12.3% decrease in EVE as of June 30, 2021, and a 1.9% decrease in net interest income and a 14.0% decrease in EVE as of December 31, 2020.

The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. The timing and magnitude of interest rate changes (including, for example, the sharp reduction in interest rates by the Federal Reserve in response to the economic and financial effects of the COVID-19 pandemic) will most likely differ substantially from what is depicted. The shape or steepness of the yield curve typically changes with each change in the Fed Funds target range. Increasing rates could reduce net interest income if BancPlus is required to increase deposit rates faster than planned to maintain volumes or if its mix of assets and funding changes. Results could also change depending on faster or slower prepays in loans or early withdrawals in deposits than those assumed in the model. Finally, the results do not incorporate growth in the balance sheet or strategic changes made in response to changes in rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by management with the participation of BancPlus’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of BancPlus’ disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, BancPlus’ disclosure controls and procedures were effective to ensure that information required to be disclosed by BancPlus in the reports required to be filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in BancPlus’ internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, BancPlus’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 20, 2019, a complaint (the “Complaint”), Mills v. BankPlus, et al., Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as Court-appointed Receiver for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”), naming BankPlus, three former BankPlus employees, one current BankPlus employee and other defendants, including defendants affiliated and unaffiliated with BankPlus (“Defendants”). The Complaint seeks to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber. A brief description of the cause of action on the cover sheet filed with the Complaint includes securities, civil conspiracy, aiding and abetting, negligence, and other possible causes of action. The amount of damages (including punitive damages) requested against the Defendants in the Complaint is unspecified. On January 4, 2021, the plaintiff, Mills, filed an Amended Complaint. Answers and/or Motions to Dismiss the Amended complaint were filed by the Defendants. On July 8, 2021 the Court denied the Motion to Dismiss filed by BankPlus. Accordingly, discovery can begin upon issuance of a Discovery Scheduling Order by the Court.

In addition to the above, the Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the SEC.

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

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancPlus Corporation

Date:	August 6, 2021	By:	/s/ William A. Ray
William A. Ray
President and Chief Executive Officer

Date:	August 6, 2021	By:	/s/ M. Ann Southerland
M. Ann Southerland
Senior Executive Vice President and Chief Financial Officer