Form 10-Q
period 2021-09-30
BANCPLUS CORP
filed 2021-11-15
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of November 8, 2021: 10,112,254

BANCPLUS CORPORATION
FORM 10-Q
For the Quarter Ended SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
BancPlus Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash and due from banks	$57,417	$109,233
Interest bearing deposits with banks	637,652	508,196
Federal funds sold	—	20,116
Total cash and cash equivalents	695,069	637,545
Securities available for sale	540,883	311,373
Securities held to maturity - fair value: $78,905 - 2021; $94,436 - 2020	78,423	93,766
Loans held for sale	13,904	28,684

Loans	3,526,086	3,378,732
Less: Allowance for loan losses	44,001	36,000
Net loans	3,482,085	3,342,732

Premises and equipment	101,715	102,967
Operating lease right-of-use assets	35,305	35,936
Accrued interest receivable	17,120	18,061
Goodwill	2,616	2,616
Other assets	146,204	137,240
	$5,113,324	$4,710,920

Liabilities:
Deposits	$4,529,868	$4,152,810
Advances from Federal Home Loan Bank and other borrowings	31,026	33,771
Subordinated debentures	111,411	111,124
Operating lease liabilities	36,458	37,127
Accrued interest payable	2,647	2,709
Other liabilities	16,028	18,129
Total liabilities	4,727,438	4,355,670

Redeemable common stock owned by the ESOP	96,623	74,278
Shareholders' equity:
Common Stock, par value $1.00 per share.
40,000,000 authorized at September 30, 2021 and December 31, 2020; 10,112,254 and 10,079,277 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10,112	10,079
Unearned Employee Stock Ownership Plan compensation	(1,609)	(2,650)
Additional paid-in capital	66,767	67,742
Retained earnings	307,269	273,204
Accumulated other comprehensive income, net	3,347	6,875
	385,886	355,250
Less: Redeemable common stock owned by the ESOP	(96,623)	(74,278)
Total shareholders' equity	289,263	280,972
	$5,113,324	$4,710,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Interest income:
Interest and fees on loans	$43,835	$44,083	$129,066	$113,710
Taxable securities	2,097	1,815	6,024	5,157
Tax-exempt securities	455	573	1,473	1,942
Interest bearing bank balances and other	242	113	493	1,329
Total interest income	46,629	46,584	137,056	122,138

Interest expense:
Deposits	1,746	3,193	5,873	11,259
Short-term borrowings	—	—	—	2
Advances from Federal Home Loan Bank	78	79	233	239
Other borrowings	1,371	1,420	4,112	2,673
Total interest expense	3,195	4,692	10,218	14,173

Net interest income	43,434	41,892	126,838	107,965
Provision for loan losses	1,469	4,671	7,395	7,706
Net interest income after provision for loan losses	41,965	37,221	119,443	100,259

Other operating income:
Service charges on deposit accounts	7,484	5,690	19,226	16,674
Mortgage origination income	1,999	2,827	6,726	5,974
Debit card interchange	2,390	1,909	7,634	5,412
Securities gains, net	—	6	4	57
Other income	7,193	8,193	24,490	17,265
Total other operating income	19,066	18,625	58,080	45,382

Other operating expenses:
Salaries and employee benefits expenses	25,218	23,162	72,365	65,349
Net occupancy expenses	3,606	3,459	10,779	9,709
Furniture, equipment and data processing expenses	6,282	5,801	18,322	15,621
Other expenses	7,716	7,490	19,931	19,834
Total other operating expenses	42,822	39,912	121,397	110,513

Income before income taxes	18,209	15,934	56,126	35,128
Income tax expense	4,012	3,334	10,593	7,613
Net income	$14,197	$12,600	$45,533	$27,515

Earnings per common share - basic	$1.43	$1.25	$4.58	$2.98
Earnings per common share - diluted	$1.41	$1.24	$4.53	$2.96

The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$14,197	$12,600	$45,533	$27,515
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	(2,340)	(225)	(4,698)	9,498
Tax effect	583	56	1,170	(2,365)
Total other comprehensive income (loss), net of tax	(1,757)	(169)	(3,528)	7,133
Comprehensive income	$12,440	$12,431	$42,005	$34,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

			Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Income	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Common Stock				Retained Earnings
	Shares	Amount

July 1, 2020	10,126,817	$10,127	$(3,375)	$70,173	$255,990	$7,584	$(57,545)	$282,954

Net income	—	—	—	—	12,600	—	—	12,600
Other comprehensive loss, net	—	—	—	—	—	(169)	—	(169)
Purchase of Company stock	(12,791)	(13)	—	(588)	—	—	—	(601)
Issuance of restricted stock	18,850	19	—	(19)	—	—	—	—
Stock based compensation	—	—	—	367	—	—	—	367
Net change fair value of ESOP shares	—	—	—	—	—	—	(10,977)	(10,977)
Common stock released by ESOP	—	—	433	—	—	—	—	433
Dividends declared ($0.35 per share)	—	—	—	—	(3,527)	—	—	(3,527)
September 30, 2020	10,132,876	$10,133	$(2,942)	$69,933	$265,063	$7,415	$(68,522)	$281,080

January 1, 2020	7,652,957	$7,653	$(4,476)	$811	$247,241	$282	$(79,308)	$172,203

Net income	—	—	—	—	27,515	—	—	27,515
Other comprehensive income, net	—	—	—	—	—	7,133	—	7,133
Acquisition of State Capital Corp.	2,453,827	2,454	—	68,707	—	—	—	71,161
Purchase of Company stock	(12,791)	(13)	—	(588)	—	—	—	(601)
Issuance of restricted stock	39,155	39	—	(39)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(272)	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	1,052	—	—	—	1,052
Net change fair value of ESOP shares	—	—	—	—	—	—	10,786	10,786
Common stock released by ESOP	—	—	1,534	—	—	—	—	1,534
Dividends declared ($1.05 per share)	—	—	—	—	(9,693)	—	—	(9,693)
September 30, 2020	10,132,876	$10,133	$(2,942)	$69,933	$265,063	$7,415	$(68,522)	$281,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)
(In Thousands, Except Share and Per Share Data)

			Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Income	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Common Stock				Retained Earnings
	Shares	Amount

July 1, 2021	10,111,045	$10,111	$(1,957)	$66,152	$296,900	$5,104	$(87,794)	$288,516

Net income	—	—	—	—	14,197	—	—	14,197
Other comprehensive loss, net	—	—	—	—	—	(1,757)	—	(1,757)
Issuance of restricted stock	1,209	1	—	(1)	—	—	—	—
Stock based compensation	—	—	—	616	—	—	—	616
Net change in fair value of ESOP shares	—	—	—	—	—	—	(8,829)	(8,829)
Common stock released by ESOP	—	—	348	—	—	—	—	348
Dividends declared ($0.38 per share)	—	—	—	—	(3,828)	—	—	(3,828)
September 30, 2021	10,112,254	$10,112	$(1,609)	$66,767	$307,269	$3,347	$(96,623)	$289,263

January 1, 2021	10,079,277	$10,079	$(2,650)	$67,742	$273,204	$6,875	$(74,278)	$280,972

Net income	—	—	—	—	45,533	—	—	45,533
Other comprehensive loss, net	—	—	—	—	—	(3,528)	—	(3,528)
Issuance of restricted stock	83,317	83	—	(83)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(4,477)	(4)	—	(225)	—	—	—	(229)
Purchase of Company stock	(45,863)	(46)	—	(2,387)	—	—	—	(2,433)
Stock based compensation	—	—	—	1,720	—	—	—	1,720
Net change fair value of ESOP shares	—	—	—	—	—	—	(22,345)	(22,345)
Common stock released by ESOP	—	—	1,041	—	—	—	—	1,041
Dividends declared ($1.14 per share)	—	—	—	—	(11,468)	—	—	(11,468)
September 30, 2021	10,112,254	$10,112	$(1,609)	$66,767	$307,269	$3,347	$(96,623)	$289,263
The accompanying notes are an integral part of these condensed consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income per condensed consolidated statements of income	$45,533	$27,515
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	7,395	7,706
Depreciation and amortization	5,818	4,663
Net loss on sales of premises and equipment	279	294
Net gain on sales of other real estate owned	(169)	(354)
Write-downs of other real estate-owned	186	106
Deferred income tax expense	399	935
Federal Home Loan Bank stock dividends	(9)	(41)
Common stock released by ESOP	1,041	1,534
Stock based compensation expense	1,720	1,052
Origination of loans held for sale	(300,866)	(274,668)
Proceeds from loans held for sale	315,646	264,489
Earnings on bank-owned life insurance	(5,858)	(1,526)
Bargain purchase gain on merger	—	(1,078)
Net change in:
Accrued interest receivable and other assets	5,849	(2,987)
Accrued interest payable and other liabilities	(2,163)	(3,928)
Net cash from operating activities	74,801	23,712

Cash flows from investing activities:
Purchases of securities available for sale	(317,600)	(77,290)
Maturities and calls of securities available for sale	81,015	112,835
Purchases of securities held to maturity	(19,103)	(777)
Maturities, prepayments and calls of securities held to maturity	34,318	12,071
Net increase in loans	(151,332)	(465,459)
Purchases of premises and equipment	(5,188)	(6,992)
Proceeds from sales of premises and equipment	31	40
Proceeds from sales of other real estate owned	4,672	4,955
Investment in unconsolidated entities, net	(96)	(289)
Purchase of bank-owned life insurance	(10,000)	—
Proceeds from bank-owned life insurance	5,987	—
Purchases or redemptions of Federal Home Loan Bank stock	(163)	2,562
Cash received in excess of cash paid for acquisition	—	75,303
Net cash used in investing activities	(377,459)	(343,041)

BancPlus Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$168,926	$390,152
Money market, negotiable order of withdrawal, and savings deposits	265,081	21,169
Certificates of deposit	(56,950)	(36,389)
Payments on Federal Home Loan Bank advances	(120)	(14,884)
Proceeds from issuance of subordinated debentures	—	60,000
Payment of subordinated debt issuance costs	—	(1,439)
Payments on other borrowings	(2,625)	(2,625)
Cash dividends paid on common stock	(11,468)	(9,693)
Purchase of Company stock	(2,433)	(601)
Shares withheld to pay taxes on restricted stock vesting	(229)	(10)
Net cash from financing activities	360,182	405,680

Net change in cash and cash equivalents	57,524	86,351

Cash and cash equivalents at beginning of period	637,545	312,972

Cash and cash equivalents at end of period	$695,069	$399,323

Supplemental cash flow information:
Interest paid	$10,280	$10,889
Federal and state income tax payments	9,950	7,175
Acquisition of real estate in non-cash foreclosures	4,924	5,836
Fair value of assets acquired net of liabilities assumed	—	72,251

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
The unaudited interim condensed consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest, and reflect all adjustments (consisting of normal recurring adjustments) that are necessary in the opinion of the Company’s management to fairly present the financial position, results of operations and cash flows of the Company. They have been derived from the audited consolidated financial statements for the fiscal year ended December 31, 2020; however, certain notes and information have been omitted from the interim periods. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The accounting and financial reporting policies followed by the Company conform, in all material respects, to the accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry. The results of operations for the interim periods are not necessarily indicative of the results to be expected for future interim periods or for the entire year.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2021	2020	2021	2020
Net income	$14,197	$12,600	$45,533	$27,515

Weighted average common shares outstanding	9,934	10,070	9,936	9,231
Diluted effect of unallocated stock	116	64	105	72
Diluted common shares	10,050	10,134	10,041	9,303

Basic earnings per common share	$1.43	$1.25	$4.58	$2.98
Diluted earnings per common share	$1.41	$1.24	$4.53	$2.96

Note 3: Business Combinations

State Capital Corp.

On April 1, 2020, the Company completed its previously announced merger with State Capital Corp. (“SCC”), the holding company of State Bank & Trust Company (“State Bank”). Pursuant to the terms of the Agreement and Plan of Share Exchange and Merger, dated September 18, 2019, by and among the Company, the Bank, SCC, and State Bank (the “Merger Agreement”), following BancPlus’ acquisition of SCC by a statutory share exchange, SCC was merged with and into the Company, with the Company surviving the merger (the “Merger”). Immediately thereafter, State Bank was merged with and into the Bank, with the Bank surviving the merger. As a result of the Merger, the Company’s geographic footprint expanded in Mississippi, Louisiana and Alabama, providing access to new markets and deposits.

Pursuant to the Merger Agreement, holders of SCC common stock received 0.6950 shares of the Company’s common stock, par value $1.00 per share, for each share of SCC common stock, par value $1.25 per share, held immediately prior to the effective time of the Merger, plus cash in lieu of fractional shares. The Company issued 2,453,827 shares of common stock to holders of SCC common stock, in addition to approximately $12,000 in lieu of fractional shares. In connection with the Merger, the Company incurred approximately $6.4 million of acquisition expenses, of which approximately $6.2 million were incurred during the nine months ended September 30, 2020. These expenses are recorded in other operating expenses and furniture, equipment and data processing expenses in the Company’s Condensed Consolidated Statement of Income for the nine months ended September 30, 2020.

The excess fair value of net assets acquired over cost paid was recorded as a gain on bargain purchase during 2020. The gain on bargain purchase was primarily the result of changes in the value of the Company’s common stock due to the timing of the closing of the Merger relative to when the Merger Agreement was signed and declines in the overall market as a result of the COVID-19 pandemic over that period.

The following table reflects the consideration paid and the fair value allocation of assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Purchase price allocation:
Common stock issued		$71,161
Cash paid for fractional shares		12
Total purchase price		$71,173
Assets acquired:
Cash and due from banks	$75,315
Securities, Federal Home Loan Bank (“FHLB”) stock and First National Bankers Bankshares, Inc. stock	97,910
Loans, net	880,390
Premises and equipment	29,968
Accrued interest receivable	3,664
Bank-owned life insurance	28,441
Core deposit intangible	6,045
Taxes receivable	7,787
Deferred tax asset, net	5,972
Other assets	3,330
Total assets acquired	$1,138,822
Liabilities assumed:
Deposits	$1,024,381
Advances from FHLB and other borrowings	14,563
Subordinated debentures	11,121
Deferred compensation	10,310
Other liabilities	6,196
Total liabilities assumed	$1,066,571
Net assets acquired		72,251
Excess of fair value of net assets acquired over consideration paid - Gain on bargain purchase		$(1,078)

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

	Three Months Ended	Nine Months Ended
(In thousands, except per share data)	September 30, 2020	September 30, 2020
Net interest income	$43,828	$123,958
Other operating income	18,626	47,034
Net income available to common shareholders	13,993	27,539
Earnings per common share:
Basic	$1.39	$2.74
Diluted	1.38	2.72

First Trust Corporation

On September 28, 2021, the Company entered in an Agreement and Plan of Share Exchange and Merger with First Trust Corporation (“FTC”), the parent company of First Bank and Trust (“FBT”), whereby the Company will acquire FTC and the Bank will acquire FBT (the “transaction”). The transaction is expected to close in the first quarter of 2022, subject to customary closing conditions, including receipt of required regulatory approvals and the approval by shareholders of FTC.
Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2021:
U.S. Government agency obligations	$301,619	$421	$2,199	$299,841
Residential mortgage-backed securities	118,554	3,522	230	121,846
Commercial mortgage-backed securities	14,764	146	16	14,894
Asset-backed securities	13,068	506	35	13,539
Corporate investments	43,000	1,210	60	44,150
State and political subdivisions	45,422	1,310	119	46,613
Total available for sale	$536,427	$7,115	$2,659	$540,883

December 31, 2020:
U.S. Government agency obligations	$12,092	$342	$—	$12,434
Residential mortgage-backed securities	181,569	5,644	1	187,212
Commercial mortgage-backed securities	16,793	538	—	17,331
Asset backed securities	13,990	543	86	14,447
Corporate investments	32,750	420	22	33,148
State and political subdivisions	45,025	1,833	57	46,801
Total available for sale	$302,219	$9,320	$166	$311,373
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2021:
States and political subdivisions	$78,423	$482	$—	$78,905
Total held to maturity	$78,423	$482	$—	$78,905

December 31, 2020:
States and political subdivisions	$93,766	$670	$—	$94,436
Total held to maturity	$93,766	$670	$—	$94,436
All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies.
Provided below is a summary of investment securities that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
September 30, 2021:
Available for sale:
U.S. Government agencies	$255,063	$2,199	$—	$—	255,063	$2,199
Residential mortgage-backed securities	12,031	230	—	—	12,031	230
Commercial mortgage-backed securities	3,174	16	—	—	3,174	16
Asset backed securities	—	—	2,271	35	2,271	35
Corporate investments	6,941	60	—	—	6,941	60
States and political subdivisions	5,636	119	—	—	5,636	119
	$282,845	$2,624	$2,271	$35	285,116	$2,659

December 31, 2020:
Available for sale:
Residential mortgage-backed securities	$4,471	$1	$—	$—	4,471	$1
Commercial mortgage-backed securities	305	—	—	—	305	—
Asset backed securities	2,492	86	—	—	2,492	86
Corporate investments	9,229	22	—	—	9,229	22
States and political subdivisions	3,028	57	—	—	3,028	57
	$19,525	$166	$—	$—	19,525	$166
The number of debt securities in an unrealized loss position increased from 13 at December 31, 2020 to 62 at September 30, 2021. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be impaired on an other-than-temporary basis at September 30, 2021.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
September 30, 2021:
One year or less	$11,330	$11,402	$12,437	$12,455
After one through five years	179,898	179,041	46,344	46,558
After five through ten years	204,514	205,651	16,887	17,137
After ten years	140,685	144,789	2,755	2,755
	$536,427	$540,883	$78,423	$78,905

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
September 30, 2021	$441,300	$444,560	$44,697	$45,144

December 31, 2020	$251,913	$260,351	$57,110	$57,770
Note 5: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	September 30, 2021	December 31, 2020
Secured by real estate:
Residential properties	$773,928	$738,340
Construction and land development	465,564	403,496
Farmland	212,645	217,104
Other commercial	1,339,214	1,224,633
Total real estate	2,791,351	2,583,573
Commercial and industrial loans	534,160	635,714
Agricultural production and other loans to farmers	101,973	85,469
Consumer and other loans	98,602	73,976
Total loans before allowance for loan losses	$3,526,086	$3,378,732
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
Farmland loans are generally made for the purpose of acquiring land devoted to crop production or livestock, the propagation of timber or the operation of a similar type of business on the secured property. Sources of repayment for these loans generally include income generated from operations of a business on the property, rental income, or sales of timber. Repayment may be impacted by changes in economic conditions which affect underlying collateral values.
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
The following table presents the recorded investment in nonaccrual loans, segregated by class.

(In thousands)	September 30, 2021	December 31, 2020
Secured by real estate:
Residential properties	$3,318	$3,869
Construction and land development	58	1,863
Farmland	1,893	158
Other commercial	2,324	7,947
Total real estate	7,593	13,837
Commercial and industrial loans	106	12
Agricultural production and other loans to farmers	135	85
Consumer and other loans	210	177
Total nonaccrual loans	$8,044	$14,111

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
September 30, 2021
Secured by real estate:
Residential properties	$5,427	$2,008	$7,435	$766,493	$773,928	$696
Construction and land development	307	1,331	1,638	463,926	465,564	1,331
Farmland	189	515	704	211,941	212,645	46
Other commercial	4,037	317	4,354	1,334,860	1,339,214	14
Total real estate	9,960	4,171	14,131	2,777,220	2,791,351	2,087
Commercial and industrial loans	1,144	192	1,336	532,824	534,160	94
Agricultural production and other loans to farmers	23	226	249	101,724	101,973	94
Consumer loans	338	234	572	98,030	98,602	24
Total	$11,465	$4,823	$16,288	$3,509,798	$3,526,086	$2,299

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
December 31, 2020
Secured by real estate:
Residential properties	$5,836	$2,016	$7,852	$730,488	$738,340	$1,174
Construction and land development	713	3,086	3,799	399,697	403,496	1,843
Farmland	373	779	1,152	215,952	217,104	618
Other commercial	3,956	3,084	7,040	1,217,593	1,224,633	2,417
Total real estate	10,878	8,965	19,843	2,563,730	2,583,573	6,052
Commercial and industrial loans	2,195	135	2,330	633,384	635,714	135
Agricultural production and other loans to farmers	319	15	334	85,135	85,469	15
Consumer loans	444	278	722	73,254	73,976	101
Total	$13,836	$9,393	$23,229	$3,355,503	$3,378,732	$6,303
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

Impaired loans, segregated by class were as follows:

	September 30, 2021
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$7,666	$5,099	$—
Construction and land development	3,669	1,656	—
Farmland	11,994	11,439	—
Other commercial	4,015	2,448	—
Total real estate	27,344	20,642	—
Commercial and industrial	19,723	19,393	—
Agricultural production and other loans to farmers	289	147	—
Consumer and other loans	236	210	—
Total	$47,592	$40,392	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$1,060	$1,060	$9
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	1,948	1,948	276
Total real estate	3,008	3,008	285
Commercial and industrial	2,324	2,324	991
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	5,332	5,332	1,276
Total impaired loans	$52,924	$45,724	$1,276

(1) Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge offs and payments applied.

	December 31, 2020
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$8,474	$5,795	$—
Construction and land development	5,530	3,462	—
Farmland	11,024	10,584	—
Other commercial	8,439	5,149	—
Total real estate	33,467	24,990	—
Commercial and industrial	10,386	9,962	—
Agricultural production and other loans to farmers	156	97	—
Consumer and other loans	216	177	—
Total	$44,225	$35,226	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$1,073	$1,073	$9
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	6,072	6,039	2,028
Total real estate	7,145	7,112	2,037
Commercial and industrial	4,430	4,430	2,158
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	11,575	11,542	4,195
Total impaired loans	$55,800	$46,768	$4,195

(1)Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge-offs and payments applied.

The average recorded investment and interest recognized for impaired loans for the three and nine months ended September 30, 2021 and 2020 are presented below.

	Three Months Ended September 30,
	2021		2020
	Average	Interest	Average	Interest
(In thousands)	Investment	Recognized	Investment	Recognized
Secured by real estate:
Residential properties	$6,123	$42	$6,934	$38
Construction and land development	1,139	23	2,026	31
Farmland	11,150	104	10,515	127
Other commercial	5,046	14	12,389	61
Total real estate	23,458	183	31,864	257
Commercial and industrial	21,728	281	1,133	7
Agricultural production and other loans to farmers	146	3	97	—
Consumer loans	210	—	180	—
Total	$45,542	$467	$33,274	$264

	Nine Months Ended September 30,
	2021		2020
	Average	Interest	Average	Interest
(In thousands)	Investment	Recognized	Investment	Recognized
Secured by real estate:
Residential properties	$6,489	$106	$5,773	$114
Construction and land development	2,107	80	2,013	96
Farmland	10,452	356	10,517	382
Other commercial	6,827	129	11,876	176
Total real estate	25,875	671	30,179	768
Commercial and industrial	20,076	753	689	20
Agricultural production and other loans to farmers	94	3	78	—
Consumer loans	191	—	182	—
Total	$46,236	$1,427	$31,128	$788
There were no modifications classified as TDRs for the nine months ended September 30, 2021 or 2020. Although there were additional modifications of terms on some loans, the prevailing modifications during the reported periods were related to converting the loans to interest only for a period of time, reductions in the interest rates, and/or extensions of payment dates or maturity dates. Because the majority of these loans were classified as impaired loans before restructuring, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The Company did not forgive any principal on the above loans. The allowance for loan losses attributable to restructured loans was $169,000 and $2.0 million at September 30, 2021 and December 31, 2020, respectively. The primary reason for the decrease in the allowance for loan losses attributable to restructured loans was a $1.8 million payment received in the first quarter of 2021 related to a loan classified as a TDR in 2019. The Company defines a payment default as a payment received more than 90 days after its due date.

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
The following table summarizes the credit quality of the Company’s loan portfolio by loan class for the period indicated:

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
September 30, 2021
Secured by real estate:
Residential properties	$759,167	$21	$14,740	$—	$773,928
Construction and land development	460,712	4,107	745	—	465,564
Farmland	199,608	—	13,037	—	212,645
Other commercial	1,330,515	1,001	7,621	77	1,339,214
Total real estate	2,750,002	5,129	36,143	77	2,791,351
Commercial and industrial	510,359	—	23,756	45	534,160
Agricultural production and other loans to farmers	101,549	71	353	—	101,973
Consumer and other loans	98,302	—	300	—	98,602

Total	$3,460,212	$5,200	$60,552	$122	$3,526,086

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
December 31, 2020
Secured by real estate:
Residential properties	$721,024	$—	$17,316	$—	$738,340
Construction and land development	401,347	—	2,149	—	403,496
Farmland	205,211	—	11,893	—	217,104
Other commercial	1,209,365	—	15,041	227	1,224,633
Total real estate	2,536,947	—	46,399	227	2,583,573
Commercial and industrial	619,086	51	16,526	51	635,714
Agricultural production and other loans to farmers	85,197	91	181	—	85,469
Consumer and other loans	73,560	—	416	—	73,976

Total	$3,314,790	$142	$63,522	$278	$3,378,732
Transactions in the allowance for loan losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended September 30, 2021
Allowance for loan losses:
Beginning balance	$6,493	$23,051	$10,234	$2,226	$42,004
Provision for loan losses	(565)	616	352	1,066	1,469
Recoveries on loans	175	1,625	59	449	2,308
Loans charged off	(37)	(349)	(122)	(1,272)	(1,780)
Ending balance	$6,066	$24,943	$10,523	$2,469	$44,001

Nine Months Ended September 30, 2021
Allowance for loan losses:
Beginning balance	$6,337	$20,163	$7,900	$1,600	$36,000
Provision for loan losses	(433)	3,481	2,581	1,766	7,395
Recoveries on loans	479	2,277	340	2,046	5,142
Loans charged off	(317)	(978)	(298)	(2,943)	(4,536)
Ending balance	$6,066	$24,943	$10,523	$2,469	$44,001

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$991	$276	$9	$—	$1,276
Collectively evaluated for impairment	5,075	24,667	10,514	2,469	42,725
Ending balance	$6,066	$24,943	$10,523	$2,469	$44,001

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
Three Months Ended September 30, 2020
Allowance for loan losses:
Beginning balance	$3,269	$12,580	$5,968	$1,340	$902	$24,059
Provision for loan losses	2,812	1,835	170	(82)	(64)	4,671
Recoveries on loans	34	103	140	827	—	1,104
Loans charged off	(261)	(1,960)	(34)	(731)	—	(2,986)
Balance, end of year	$5,854	$12,558	$6,244	$1,354	$838	$26,848

Nine Months Ended September 30, 2020
Allowance for loan losses:
Beginning balance	$2,773	$10,766	$5,568	$1,135	$1,258	$21,500
Provision for loan losses	3,427	3,824	707	168	(420)	7,706
Recoveries on loans	148	150	237	2,619	—	3,154
Loans charged off	(494)	(2,182)	(268)	(2,568)	—	(5,512)
Ending balance	$5,854	$12,558	$6,244	$1,354	$838	$26,848

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$471	$1,949	$17	$—	$—	$2,437
Collectively evaluated for impairment	5,383	10,609	6,227	1,354	838	24,411
Ending balance	$5,854	$12,558	$6,244	$1,354	$838	$26,848

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
September 30, 2021
Individually evaluated for impairment	$21,611	$14,046	$2,369	$174	$38,200
Collectively evaluated for impairment	512,549	2,003,377	771,559	200,401	3,487,886
Ending balance	$534,160	$2,017,423	$773,928	$200,575	$3,526,086

December 31, 2020
Individually evaluated for impairment	$14,392	$25,234	$6,868	$274	$46,768
Collectively evaluated for impairment	621,322	1,819,999	731,472	159,171	3,331,964
Ending balance	$635,714	$1,845,233	$738,340	$159,445	$3,378,732

Note 7: Regulatory Matters
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements triggers certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The U.S. capital rules, which in substance adopted the international Basel III Capital Rules and accordingly are referred to as the Basel III rules, became effective for both the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule and fully phased in by January 1, 2019. The Basel III rules require banking institutions to comply with three minimum risk-based capital ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital, and total capital, as well as a minimum leverage ratio based on Tier 1 capital.

Under the Basel III rules, the Company must maintain a capital conservation buffer of CET1 capital above the minimum risk-based capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. If, after deducting the buffer amount from its CET1 capital, Tier 1 capital, and total capital, any of these amounts results in a risk-based capital ratio below the minimum, a banking institution will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The capital conservation buffer, which was 2.50% at September 30, 2021 and December 31, 2020, is included in the minimum capital requirements relative to risk-weighted assets in the following table. Management believes as of September 30, 2021 and December 31, 2020, the Company and the Bank met Basel III minimum capital requirements to which they are subject.

The Bank is also subject to capital requirements under the prompt corrective action regime. As of September 30, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. To be categorized as well capitalized, an insured depository institution must maintain certain ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets. There are no conditions or events since that notification that management believes have changed the Bank’s category. The amounts of the Bank’s capital relative to the standards for well capitalized status are set forth in the following table.
The Company’s and the Bank’s CET1 capital includes total common equity reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. In connection with the adoption of Basel III, the Company elected to opt out of the requirement to include most components of accumulated other comprehensive income (loss) in CET1 capital.

Tier 1 capital includes CET1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at September 30, 2021 and December 31, 2020 included $51.0 million and $50.7 million of trust preferred securities issued by the trusts (net of investment in the trusts), respectively. The Bank did not have any additional Tier 1 capital beyond CET1 capital as of September 30, 2021 and December 31, 2020.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. In addition, Tier 2 capital at September 30, 2021 and December 31, 2020 for the Company includes $58.8 million and $58.6 million, respectively, of subordinated debentures. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III.
The following table presents actual and required capital ratios for the Company and the Bank under the Basel III rules.

	Actual		Minimum Requirement		Required to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2021:
Company:
CET1 Capital to Risk-Weighted Assets	$374,642	9.57%	$273,936	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	425,598	10.88%	332,636	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	580,350	13.50%	410,904	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	425,598	8.40%	202,413	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$420,455	10.77%	$273,372	7.00%	$253,845	6.50%
Tier 1 Capital to Risk-Weighted Assets	420,455	10.77%	331,951	8.50%	312,425	8.00%
Total Capital to Risk-Weighted Assets	464,456	11.89%	410,058	10.50%	390,531	10.00%
Tier 1 Capital to Average Assets	420,455	8.32%	202,059	4.00%	252,574	5.00%

December 31, 2020:
Company:
CET1 Capital to Risk-Weighted Assets	$339,936	9.94%	$239,437	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	390,713	11.42%	290,745	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	485,357	14.19%	359,155	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	390,713	8.55%	182,853	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$387,231	11.36%	$238,629	7.00%	$221,584	6.50%
Tier 1 Capital to Risk-Weighted Assets	387,231	11.36%	289,763	8.50%	272,719	8.00%
Total Capital to Risk-Weighted Assets	423,231	12.42%	357,943	10.50%	340,898	10.00%
Tier 1 Capital to Average Assets	387,231	8.49%	182,531	4.00%	228,164	5.00%
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

Securities - The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of September 30, 2021 or December 31, 2020. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
Impaired loans - Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment on a non-recurring basis. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s effective interest rate or the fair value of the collateral net of selling costs if the loan is collateral dependent. Impaired loans are primarily collateral dependent loans and are assessed using a fair value approach. Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised. Appraisals are based on certain assumptions, which may include construction or development status and the highest and best use of the property. The appraisals are reviewed by the Company’s appraisal department to ensure they are acceptable. Impaired loans are classified within Level 3 of the fair value hierarchy. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.
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
Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified appraisers whose qualifications and licenses have been reviewed by the Company. These appraisals are reviewed by a member of the Company’s appraisal department to ensure they are acceptable. Appraised values are adjusted down for costs associated with asset disposal. The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral impaired loans and other real estate owned are primarily based on appraisals, observable market conditions, and other factors which may affect collectability. The appraisals use marketability and comparability discounts, which generally range from 5% to 15%. Assessment of the significance of a specific input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset. It is reasonably possible that a change in the estimated fair value for assets measured using Level 3 inputs could occur in the future.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
September 30, 2021
U.S. Government agency obligations	$299,841	$—	$299,841	$—
Residential mortgage-backed securities	121,846	—	121,846	—
Commercial mortgage-backed securities	14,894	—	14,894	—
Asset-backed securities	13,539	—	13,539	—
Corporate investments	44,150	—	44,150	—
State and political subdivisions	46,613	—	46,613	—
Total securities available for sale	$540,883	$—	$540,883	$—

December 31, 2020
U.S. Government agency obligations	$12,434	$—	$12,434	$—
Residential mortgage-backed securities	187,212	—	187,212	—
Commercial mortgage-backed securities	17,331	—	17,331	—
Asset backed securities	14,447	—	14,447	—
Corporate investments	33,148	—	33,148	—
State and political subdivisions	46,801	—	46,801	—
Total securities available for sale	$311,373	$—	$311,373	$—
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses:
September 30, 2021	$44,448	$—	$—	$44,448
December 31, 2020	$42,573	$—	$—	$42,573

Other real estate owned:
September 30, 2021	$6,989	$—	$—	$6,989
December 31, 2020	$6,754	$—	$—	$6,754
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
September 30, 2021
Impaired loans, net of specific allowance	$44,448	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$6,989	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2020
Impaired loans, net of specific allowance	$42,573	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$6,754	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%
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

The following table presents estimated fair values of the Company’s financial instruments not previously disclosed:

	September 30, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$695,069	$695,069	$637,545	$637,545

Level 2 inputs:
Securities held to maturity	78,423	78,905	93,766	94,436
FHLB stock	2,729	2,729	2,557	2,557
Accrued interest receivable	17,120	17,120	18,061	18,061
Level 3 inputs:
Loans held for sale	13,904	13,904	28,684	28,684
Loans, net	3,482,085	3,462,588	3,342,732	3,348,872

Financial liabilities:
Level 2 inputs:
Deposits	4,529,868	4,435,783	4,152,810	4,153,402
FHLB and other borrowings	31,026	31,778	33,771	34,941
Subordinated debentures	111,411	111,411	111,124	111,124
Accrued interest payable	2,647	2,647	2,709	2,709

Note 9: Subordinated Debentures and Trust Preferred Securities

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s Condensed Consolidated Balance Sheets and will be amortized over the life of the Notes. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

The Company also owns the outstanding common stock of business trusts that have issued preferred capital securities to third parties. These preferred capital securities have qualified as Tier 1 capital for the Company, subject to regulatory rules and limits. These trusts used the proceeds from the issuance of the common stock and the preferred capital securities to purchase subordinated debentures issued by the Company. These subordinated debentures are these trusts’ only assets, and quarterly interest payments on these subordinated debentures are the sole source of cash for these trusts to pay quarterly distributions on the common stock and preferred capital securities. The Company has fully and unconditionally guaranteed the trusts’ obligations with respect to the preferred capital securities.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	September 30, 2021	December 31, 2020
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Condensed Consolidated Balance Sheets at September 30, 2021 due to the remaining purchase discount of $4.0 million, which was established upon the Merger with SCC and is being amortized over the remaining life of the debentures.

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
The ESOP owned 1,500,732 and 1,499,459 shares of the Company's common stock at September 30, 2021 and December 31, 2020, respectively. The ESOP entered into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock that were sold by participants in accordance with diversification provisions of the ESOP. A total of 176,786 shares were repurchased through 2011, an additional 77,000 shares were repurchased under this program in 2012, and 27,594 shares were repurchased under this program in 2019. These unallocated shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares that are used to repay the loan are treated as compensation expense.

The following table presents information related to the Company’s ESOP-owned shares.

(In thousands, except share data)	September 30, 2021	December 31, 2020
Allocated shares	1,469,547	1,449,335
Unearned shares	31,185	50,124
Total ESOP shares	1,500,732	1,499,459

Fair value of unearned shares	$2,050	$2,569

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Condensed Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the Condensed Consolidated Statements of Shareholders’ Equity. The fair value of shares held by the ESOP at September 30, 2021 was $96.6 million, based on the Company’s previously disclosed appraised value of $65.75 per share of common stock. The fair value at December 31, 2020 was $74.3 million, based on the Company’s previously disclosed appraised value of $51.25 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. In particular, the COVID-19 pandemic has had a significant impact on the trading markets for equity securities, including the value of equity securities of banking institutions. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

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

In connection with the Merger, all shares of SCC common stock held in the State Bank ESOP were converted into shares of the Company’s common stock using the exchange ratio provided for in the Merger Agreement. Distributions from the State Bank ESOP may be either in cash or Company common stock. The shares of Company common stock distributed by the State Bank ESOP were subject to a put option so long as the Company was not publicly traded and the valuation obtained for purposes of the ESOP was used to determine the put option price under the State Bank ESOP. As of September 30, 2021 and December 31, 2020, the State Bank ESOP held zero and 52,204 shares of Company common stock, respectively.

State Bank Defined Contribution Plan

On March 31, 2020, the State Bank & Trust Company 401(k) Plan (“State Bank 401(k)”) was amended to be terminated effective as of the same date in connection with the Merger. As of March 31, 2020, all State Bank 401(k) participants were fully vested in their respective account balances, no additional contributions were permitted by either the Company or the State Bank 401(k) participants, and no additional participants were permitted to enter into the State Bank 401(k). The Company has no contribution obligations or compensation expense with respect to the State Bank 401(k). The Company received approval of the termination from the IRS and has distributed all assets held by the State Bank 401(k) in accordance with its terms.

State Bank Defined Benefit Pension Plan

As a result of the Merger, the Company assumed the Mississippi Southern Bank Pension Plan (“State Bank Pension Plan”), a defined benefit pension plan which was closed to new participants and benefits were frozen effective as of December 31, 2002.

While no additional benefits accrue, the Company’s cumulative obligation is subject to adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the quarterly period ended September 30, 2021 were not material to the Company’s Condensed Consolidated Statements of Income. The Company received approval of the termination of the State Bank Pension Plan from the IRS and plans to distribute all assets held by the State Bank Pension Plan in accordance with its terms as soon as reasonably possible.

Note 11: Equity

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock with no par value, which may be issued from time to time and in one or more classes or series upon authorization of the Board of Directors. At September 30, 2021 and December 31, 2020, there were zero shares of preferred stock issued and outstanding.

Note 12: Stock Based Compensation
Under the Company’s long-term incentive program, certain officers, employees and directors are eligible to receive equity-based awards under the 2018 Long-Term Incentive Plan (“LTIP”). Restricted stock awards (“RSAs”) granted under the LTIP generally vest over one to five years. Unvested RSAs are included in the Company’s common stock outstanding. Compensation expense for RSAs granted under the LTIP is recognized over the vesting period of the awards based on the fair value of the stock at the grant date, with forfeitures recognized as they occur.
Stock based compensation that has been charged against income was $1.7 million for the nine months ended September 30, 2021 and $1.1 million for same period of 2020. There were 1,830 and zero shares forfeited during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $6.0 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 3.0 years.
A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Nine Months Ended
	September 30, 2021		September 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	91,109	$50.60	69,097	$53.67
Granted	85,147	51.59	39,155	45.36
Vested	(33,545)	52.03	(17,143)	51.03
Forfeited	(1,830)	49.46	—	—
End of period	140,881	$50.88	91,109	$50.60

Note 13: Contingencies

On March 20, 2019, a complaint (the “Complaint”), Mills v. BankPlus, et al., Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as Court-appointed Receiver for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”), naming the Bank, three former Bank employees, one then-current Bank employee and other defendants, including defendants affiliated and unaffiliated with the Bank (“Defendants”). The Complaint seeks to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber. A brief description of the cause of action on the cover sheet filed with the Complaint includes securities, civil conspiracy, aiding and abetting, negligence, and other possible causes of action. The amount of damages (including punitive damages) requested against the Defendants in the Complaint is unspecified. On January 4, 2021, the plaintiff, Mills, filed an Amended Complaint. Answers and/or Motions to Dismiss the Amended complaint were filed by the Defendants. On July 8, 2021, the Court denied the Motion to Dismiss filed by the Bank. A related motion for reconsideration was filed by the Bank on August 9, 2021. On September 30, 2021, an order was entered to consolidate for purposes of discovery this case (No.

3:19-cv-00196-CWR-FKB) with three other related cases filed by Mills, the Receiver. By subsequent text-only order (No. 3:18-cv-00866-CWR-FKB) dated October 10, 2021, the four consolidated cases are stayed until January 31, 2022.

In addition to the above, the Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Note 14: COVID-19

In response to the economic impact of the COVID-19 pandemic, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. It contained substantial lending, tax and spending provisions, including creating and appropriating an initial $39 billion of funding to the Paycheck Protection Program (“PPP”), designed to aid small and medium-sized businesses through federally guaranteed, forgivable loans distributed by banks. On April 24, 2020, Congress enacted the Paycheck Protection Program and Healthcare Enhancement Act (the “Enhancement Act”) to, among other things, increase the available funding under the PPP by $310 billion to a total of $659 billion. The deadline for the first round of loan applications was August 8, 2020.

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

As of September 30, 2021, 5,756 Bank PPP loans totaling $348.7 million had been forgiven and paid by the Small Business Administration or paid off by the customer. As of September 30, 2021, the Company held 1,948 loans for customers under the PPP, totaling approximately $101.0 million. The loans have maturities ranging from February 2022 to April 2028. The Company expects to recognize total fee income of approximately $5.2 million over the lives of the remaining loans.

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

As of September 30, 2021, the Company had granted temporary modifications on 1,892 outstanding loans totaling approximately $735.0 million, or 20.8% of total outstanding loans, primarily secured by 1-4 family residences and multi-tenant retail commercial real estate. As of September 30, 2021, three loans totaling $27.2 million, or 0.8% of the Company’s loan portfolio, were still in deferment.

Economic uncertainties have arisen which may negatively affect the financial position, results of operations and cash flows of the Company. The duration of these uncertainties and ultimate financial effects cannot be reasonably estimated at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references in this report to “we”, “us”, “our company”, “the Company”, or “BancPlus” refer to BancPlus Corporation and its subsidiaries, on a consolidated basis. All references to “BankPlus” or “the Bank” refer to BankPlus, our wholly-owned subsidiary.

In November 2020, the Securities and Exchange Commission (the “SEC”) issued Release No. 33-10890 (the “Release”), “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information” which will become fully effective for a company’s first fiscal year that ends on or after August 9, 2021, with voluntary compliance permitted on or after February 10, 2021. BancPlus has adopted early this Release in this Quarterly Report on Form 10-Q, and has eliminated from this document the items that are no longer required, including the contractual obligations table, as well as incorporating the other required changes intended by the Release to modernize, simplify and enhance certain financial disclosure requirements. The following discussion and analysis of BancPlus’ financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes contained in Item 1 of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995 about BancPlus. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations, and are subject to risks and uncertainties. These statements often, but not always, are preceded by, followed by or otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “seek,” “plan,” “can,” “should,” “could,” “would,” “will,” “to be,” “predict,” “potential,” “may,” “likely,” “will likely result,” “target,” “project” and “outlook” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry based on certain assumptions and beliefs of the Company’s management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are or will be important risk factors that could cause actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•the effects of the novel coronavirus and variants thereof, including the delta variant (“COVID-19”) pandemic, on our business, financial condition and results of operations and on our customers, our employees, our third-party service providers and the economy, especially as a vaccine becomes widely available;
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
•our ability to complete the pending acquisition of First Trust Corporation (“FTC”) on the terms proposed, which is subject to a number of conditions, risks and uncertainties, including the possibility that the proposed acquisition does not close when expected or at all because all conditions to closing are not received or satisfied on a timely basis or at all, the failure to close for any other reason, diversion of management time on acquisition-related issues and the reaction to the acquisition of our customers, employees and counterparties;
•our ability to successfully integrate and fully realize the cost savings and other benefits of our acquisitions, manage risks related to business disruption following those acquisitions, and post-acquisition customer acceptance of the Company’s products and services and related customer disintermediation, including our pending acquisition of FTC;
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
•systems failures, unauthorized access, cyber-crime and other threats to data security or interruptions involving our information technology and telecommunications systems or third-party servicers, particularly in light of widespread remote work arrangements due to the COVID-19 pandemic or due to our recent core processing software conversion;
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
•natural disasters and adverse weather, public health crises, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the annual period ended December 31, 2020, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 and in this Quarterly Report on Form 10-Q.
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 and in this Quarterly Report on Form 10-Q. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Its wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of September 30, 2021, we operated 79 branch offices across Mississippi, Louisiana and Alabama. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of September 30, 2021, BancPlus held $4.530 billion of total deposits, and our deposit base consisted of 96.3% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 0.18%. Our loan portfolio was comprised of 75.3% commercial loans and 24.7% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2021, and we believe we are well-positioned for future growth.
2021 Third Quarter Highlights

•Net income for the nine months ended September 30, 2021 was $45.5 million, compared with $27.5 million for the same period of 2020
•Diluted earnings per share for the nine months ended September 30, 2021 were $4.53, compared with $2.96 for the same period of 2020
•Net interest income was $126.8 million for the nine months ended September 30, 2021, compared with $108.0 million for the same period of 2020
•Total loans held for investment were $3.526 billion at September 30, 2021, compared with $3.379 billion at December 31, 2020
Recent Developments
First Trust Corporation

On September 28, 2021, the Company entered in an Agreement and Plan of Share Exchange and Merger (the “definitive agreement”) with FTC, the parent company of First Bank and Trust (“FBT”), whereby the Company will acquire FTC and the Bank will acquire FBT (the “transaction”). The transaction is expected to close in the first quarter of 2022, subject to customary closing conditions, including receipt of required regulatory approvals and the approval by shareholders of FTC.

Other recent developments at September 30, 2021 did not significantly change from the recent developments as of December 31, 2020, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, and as of June 30, 2021 and March 31, 2021, which are disclosed in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and March 31, 2021.

Results of Operations
The following discussion of BancPlus’ results of operations compares the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
Net Income

Net income for the three months ended September 30, 2021 and 2020 was $14.2 million and $12.6 million, respectively. BancPlus’ annualized return on average assets for the three months ended September 30, 2021 and 2020 was 1.11% and 1.10%, respectively. BancPlus’ annualized return on average equity for the three months ended September 30, 2021 and 2020 was 14.67% and 14.59%, respectively.

Net income for the nine months ended September 30, 2021 and 2020 was $45.5 million and $27.5 million, respectively. BancPlus’ annualized return on average assets for the nine months ended September 30, 2021 and 2020 was 1.22% and 0.92%, respectively. BancPlus’ annualized return on average equity for the nine months ended September 30, 2021 and 2020 was 16.36% and 11.83%, respectively.
Net Interest Income

Net interest income represents interest income less interest expense. BancPlus generates interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities. BancPlus incurs interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness. Net interest income typically is the most significant contributor to BancPlus’ net income. To evaluate net interest income, BancPlus measures and monitors: (i) yields on its loans and other interest-earning assets; (ii) the costs of its deposits and other funding sources; (iii) its net interest spread; and (iv) its net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in market interest rates and interest BancPlus earns on interest-earning assets or pays on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, usually have the largest impact on periodic changes in its net interest spread, net interest margin and net interest income. BancPlus measures net interest income before and after the provision for loan losses that BancPlus maintains.

For the three months ended September 30, 2021, net interest income was $43.4 million, an increase of $1.5 million, or 3.7%, compared to net interest income of $41.9 million for the three months ended September 30, 2020. The increase in net interest income was primarily the result of increased interest-earning assets as a result of organic loan growth and the increase in our securities portfolio in the current year.

Net interest margin for the three months ended September 30, 2021 decreased 36 basis points to 3.66% from 4.02% for the same period of 2020 as the result of the lower interest rate environment in the current year.

For the nine months ended September 30, 2021, net interest income was $126.8 million, an increase of $18.9 million, or 17.5%, compared to net interest income of $108.0 million for the same period of 2020. The increase was primarily the result of increased interest-earning assets as a result of organic loan growth and the increase in our securities portfolio in the current year.

Net interest margin for the nine months ended September 30, 2021 decreased 25 basis points to 3.65% from 3.90% for the same period of 2020 as the result of the lower interest rate environment in the current year.

Our average interest-earning assets at September 30, 2021, increased $942.0 million, or 25.49%, to $4.637 billion from $3.695 billion at September 30, 2020. BancPlus’ average interest-bearing liabilities at September 30, 2021 increased $556.2 million, or 20.74%, to $3.238 billion from $2.682 billion at September 30, 2020. This increase in BancPlus’ average interest-earning assets and interest-bearing liabilities was primarily due to our previously disclosed merger with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, as well as organic loan growth and increases in our securities portfolio. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 143.2% and 137.7% at September 30, 2021 and 2020, respectively.
BancPlus’ average interest-earning assets produced a tax-equivalent yield of 3.93% and 3.94% for the three and nine months ended September 30, 2021, respectively, compared to 4.47% and 4.41% for the three and nine months ended September 30, 2020, respectively. The average rate paid on interest-bearing liabilities was 0.39% and 0.42% for the three and nine months ended September 30, 2021, respectively, compared to 0.63% and 0.70% for the three and nine months ended September 30, 2020, respectively. These year over year decreases in yields reflect the current low interest rate environment.
Average Balances and Yields
The following tables show, for the three and nine months ended September 30, 2021 and 2020, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$596,624	$231	0.15%	$278,871	$75	0.11%
Federal funds sold	—	—	—%	44,307	31	0.28%
	596,624	231	0.15%	323,178	106	0.13%
Investment securities:
Taxable investment securities	549,569	2,097	1.53%	345,536	1,815	2.10%
Tax-exempt investment securities	79,118	455	2.30%	98,198	573	2.33%
Total securities	628,687	2,552	1.62%	443,734	2,388	2.15%
Loans (1)	3,517,978	43,835	4.98%	3,395,441	44,083	5.19%
Federal Home Loan Bank (“FHLB”) stock	3,576	11	1.23%	5,025	7	0.56%
Total interest-earning assets	4,746,865	46,629	3.93%	4,167,378	46,584	4.47%
Noninterest-earning assets	329,425			378,971
Total assets	$5,076,290			$4,546,349

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,468,126	$717	0.20%	$1,213,970	$1,313	0.43%
Savings and money market deposits	1,021,448	186	0.07%	876,706	357	0.16%
Time deposits	641,501	843	0.53%	719,566	1,523	0.85%
Federal funds purchased	—	—	—%	—	—	—%
FHLB advances	20,534	78	1.52%	20,725	79	1.52%
Other borrowings	11,223	110	3.92%	14,723	144	3.91%
Subordinated debentures	111,344	1,261	4.53%	110,982	1,276	4.60%
Total interest-bearing liabilities	3,274,176	3,195	0.39%	2,956,672	4,692	0.63%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,364,915			1,175,118
Other noninterest-bearing liabilities	53,245			71,018
Total noninterest-bearing liabilities	1,418,160			1,246,136
Shareholders’ equity (6)	383,954			343,541
Total liabilities and shareholders’ equity	$5,076,290			$4,546,349
Net interest income/net interest margin (2)		43,434	3.66%		41,892	4.02%
Net interest spread (5)			3.54%			3.84%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		146			184
Net interest income/net interest margin (2)		$43,580	3.67%		$42,076	4.04%
________________________________
(1)Average loan balances include nonaccrual loans.
(2)Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(3)Interest income and averages rates for tax exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2021 and 2020.
(4)Yields and rates are annualized.

(5)Net interest spread is the yield on BancPlus’ total interest-earning assets less the yield on its interest-bearing liabilities.
(6)Includes Employee Stock Ownership-owned shares.

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$559,746	$465	0.11%	$283,267	$1,046	0.49%
Federal funds sold	7,070	11	0.21%	55,101	241	0.58%
	566,816	476	0.11%	338,368	1,287	0.51%
Investment securities:
Taxable investment securities	511,923	6,024	1.57%	392,228	5,157	1.75%
Tax-exempt investment securities	84,939	1,473	2.31%	47,192	1,942	5.49%
Total securities	596,862	7,497	1.67%	439,420	7,099	2.15%
Loans (1)	3,469,520	129,066	4.96%	2,912,471	113,710	5.21%
FHLB stock	3,509	17	0.65%	4,481	42	1.25%
Total interest-earning assets	4,636,707	137,056	3.94%	3,694,740	122,138	4.41%
Noninterest-earning assets	333,231			316,742
Total assets	$4,969,938			$4,011,482

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,452,965	$2,278	0.21%	$1,175,152	$4,691	0.53%
Savings and money market deposits	982,220	696	0.09%	779,321	1,973	0.34%
Time deposits	659,361	2,899	0.59%	615,619	4,595	1.00%
Federal funds purchased	—	—	—%	201	2	1.33%
FHLB advances	20,567	233	1.51%	22,222	239	1.43%
Other borrowings	12,087	352	3.88%	15,585	453	3.88%
Subordinated debentures	111,248	3,760	4.51%	74,151	2,220	3.99%
Total interest-bearing liabilities	3,238,448	10,218	0.42%	2,682,251	14,173	0.70%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,306,105			948,275
Other noninterest-bearing liabilities	53,169			70,339
Total noninterest-bearing liabilities	1,359,274			1,018,614
Shareholders’ equity (6)	372,216			310,617
Total liabilities and shareholders’ equity	$4,969,938			$4,011,482
Net interest income/net interest margin (2)		126,838	3.65%		107,965	3.90%
Net interest spread (5)			3.52%			3.70%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		474			638
Net interest income/net interest margin (2)		$127,312	3.66%		$108,603	3.92%
________________________________

(1)Average loan balances include nonaccrual loans.
(2)Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(3)Interest income and averages rates for tax exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2021 and 2020.
(4)Yields and rates are annualized.
(5)Net interest spread is the yield on BancPlus’ total interest-earning assets less the yield on its interest-bearing liabilities.
(6)Includes Employee Stock Ownership-owned shares.

Rate/Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to the outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the later period to the change in average balances outstanding between periods. The following table presents the changes in the volume and rate of BancPlus’ interest-bearing assets and liabilities for the dates indicated:

	Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$106	$19	$125
Investment securities:
Taxable investment securities	779	(497)	282
Tax-exempt investment securities	(110)	(8)	(118)
Total securities	669	(505)	164
Loans, net	1,527	(1,775)	(248)
Federal Home Loan Bank stock	(4)	8	4
Total interest-earning assets	$2,298	$(2,253)	$45

Interest-bearing liabilities:
Interest-bearing transaction deposits	$124	$(720)	$(596)
Savings and money market deposits	26	(197)	(171)
Time deposits	(103)	(577)	(680)
Federal funds purchased	—	—	—
FHLB advances	(1)	—	(1)
Other borrowings	(34)	—	(34)
Subordinated debentures	4	(19)	(15)
Total interest-bearing liabilities	$16	$(1,513)	$(1,497)
Net interest income	$2,282	$(740)	$1,542

	Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$192	$(1,003)	$(811)
Investment securities:
Taxable investment securities	1,408	(541)	867
Tax-exempt investment securities	655	(1,124)	(469)
Total securities	2,063	(1,665)	398
Loans, net	20,722	(5,366)	15,356
Federal Home Loan Bank stock	(5)	(20)	(25)
Total interest-earning assets	$22,972	$(8,054)	$14,918

Interest-bearing liabilities:
Interest-bearing transaction deposits	$436	$(2,849)	$(2,413)
Savings and money market deposits	144	(1,421)	(1,277)
Time deposits	192	(1,888)	(1,696)
Federal funds purchased	—	(2)	(2)
FHLB advances	(19)	13	(6)
Other borrowings	(102)	1	(101)
Subordinated debentures	1,254	286	1,540
Total interest-bearing liabilities	$1,905	$(5,860)	$(3,955)
Net interest income	$21,067	$(2,194)	$18,873

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

For the three months ended September 30, 2021, the provision for loan losses was $1.5 million, compared to $4.7 million for the same period of 2020, a decrease of $3.2 million, or 68.6%. For the nine months ended September 30, 2021, the provision for loan losses was $7.4 million, compared to $7.7 million for the same period of 2020, a decrease of $311,000, or 4.0%. The decrease for these year to date periods is primarily attributable to the impact of the COVID-19 pandemic on the prior year period, including the impact of the CARES Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance.

Noninterest Income

Noninterest income consists of, among other things: (i) service charges on deposit accounts; (ii) mortgage origination income; (iii) debit card interchange fees; (iv) income from fiduciary activities; (v) ATM income; and (vi) other noninterest income. BancPlus’ income from service charges on deposit accounts and debit card interchange fees are largely impacted by the volume, growth and type of deposits BancPlus holds, which are impacted by prevailing market conditions for BancPlus’ deposit products, market interest rates, marketing efforts, and other factors.

Service charges on deposit accounts includes fees and miscellaneous charges on deposit products offered by BancPlus. Mortgage origination income represents the gains recorded on the sale of mortgages originated by BancPlus. Debit card interchange represents income from the use of checkcards by our customers. Income from fiduciary activities includes retirement and management fee income from our wealth management group. ATM income is comprised of fees from our ATM network. Other income includes various types of income including gains on sale of other real estate, personalized check sales, and wire transfer fees.

Noninterest income was $19.1 million for the three months ended September 30, 2021, compared to $18.6 million for the same period of 2020, an increase of $441,000, or 2.4%, primarily due to increases in service charges on deposit accounts of $1.8 million, or 31.5%; debit card interchange of $481,000, or 25.2%; income from fiduciary activities of $436,000 or 27.6%; life insurance income of $598,000, or 105.7%; partially offset by decreases in other income of $1.8 million, or 60.8%, and mortgage origination income of $828,000, or 29.3%.

The following table presents the major components of noninterest income for three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$7,484	$5,690	$1,794	31.5%
Mortgage origination income	1,999	2,827	(828)	(29.3)%
Debit card interchange	2,390	1,909	481	25.2%
Income from fiduciary activities	2,015	1,579	436	27.6%
ATM income	1,566	1,754	(188)	(10.7)%
Brokerage and insurance fees and commissions	648	533	115	21.6%
Life insurance income	1,164	566	598	105.7%
Community Development Financial Institution (“CDFI”) grants	645	823	(178)	(21.6)%
Other income	1,155	2,944	(1,789)	(60.8)%
Total	$19,066	$18,625	$441	2.4%

Service charges on deposit accounts increased $1.8 million, or 31.5%, to $7.5 million for the three months ended September 30, 2021, compared to $5.7 million for the same period of 2020. The increase was the result of the impact on the prior year period of increased customer liquidity as a result of various economic stimulus programs and reduced customer spending as a result of quarantine restrictions related to the COVID-19 pandemic.

Debit card interchange increased $481,000, or 25.2%, to $2.4 million for the three months ended September 30, 2021, compared to $1.9 million for the same period of 2020. The increase was attributable to increased card spending and transaction levels for the current year period compared to the same period of 2020 which was negatively affected by quarantine restrictions related to the COVID-19 pandemic.

Income from fiduciary activities increased $436,000, or 27.6%, to $2.0 million for the three months ended September 30, 2021, compared to $1.6 million for the same period of 2020. The increase is primarily attributable to increases in assets under management as a result of higher equity markets in the current year.

Life insurance income increased $598,000, or 105.7%, to $1.2 million for the three months ended September 30, 2021, compared to $566,000 for the same period of 2020. The increase is primarily related to death benefits paid in the current year on policies held by the BancPlus.

Mortgage origination income decreased $828,000, or 29.3%, to $2.0 million for the three months ended September 30, 2021, compared to $2.8 million for the same period of 2020. The decrease was primarily the result of decreased mortgage origination activity in the three months ended September 30, 2021 as refinancing activity began to slow from increased levels seen over the previous 12 months.

Other income decreased $1.8 million, or 60.8%, to $1.2 million for the three months ended September 30, 2021, compared to $2.9 million for the same period of 2020. The decrease was primarily the result of the gain on the bargain purchase of $1.1 million recorded in the prior year period related to the merger with SCC.

Noninterest income was $58.1 million for the first nine months of 2021, compared to $45.4 million for the first nine months of 2020, an increase of $12.7 million, or 28.0%, primarily due to increases in service charges on deposit accounts of $2.6, or 15.3%;

mortgage origination income of $752,000, or 12.6%; debit card interchange of $2.2 million, or 41.1%; income from fiduciary activities of $1.1 million, or 23.9%; ATM income of $835,000, or 21.0%; life insurance income of $4.3 million, or 284.1%; and CDFI grants of $1.6 million, or 200.2%; partially offset by a decrease in other income of $1.0 million, or 20.9%.

The following table presents the major components of noninterest income for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$19,226	$16,674	$2,552	15.3%
Mortgage origination income	6,726	5,974	752	12.6%
Debit card interchange	7,634	5,412	2,222	41.1%
Income from fiduciary activities	5,681	4,585	1,096	23.9%
ATM income	4,809	3,974	835	21.0%
Brokerage and insurance fees and commissions	1,802	1,516	286	18.9%
Life insurance income	5,858	1,525	4,333	284.1%
CDFI grants	2,471	823	1,648	200.2%
Other income	3,873	4,899	(1,026)	(20.9)%
Total	$58,080	$45,382	$12,698	28.0%

Service charges on deposit accounts increased $2.6 million, or 15.3%, to $19.2 million for the nine months ended September 30, 2021, compared to $16.7 million for the same period of 2020. The increase was the result of the impact on the prior year period of increased customer liquidity as a result of various economic stimulus programs and reduced customer spending as a result of quarantine restrictions related to the COVID-19 pandemic.

Mortgage origination income increased $752,000, or 12.6%, to $6.7 million for the nine months ended September 30, 2021, compared to $6.0 million for the same period of 2020. The increase primarily related to increased mortgage origination activity in the first nine months of the current year as a result of the lower interest rate environment seen for much of 2021.

Debit card interchange increased $2.2 million, or 41.1%, to $7.6 million for the nine months ended September 30, 2021, compared to $5.4 million for the same period of 2020. The increase was attributable to increased card spending and transaction levels for the current year period compared to the same period of 2020 which was negatively affected by quarantine restrictions related to the COVID-19 pandemic as well as an additional three months of income in 2021 related to the merger with SCC.

Income from fiduciary activities increased $1.1 million, or 23.9%, to $5.7 million for the nine months ended September 30, 2021, compared to the $4.6 million for the same period of 2020. The increase is primarily attributable to increases in assets under management as a result of higher equity markets in the current year.

ATM income increased $835,000, or 21.0%, to $4.8 million for the nine months ended September 30, 2021, compared to $4.0 million for the same period of 2020. The increase is primarily related to increases in ATM usage in the current year period compared to same period of 2020 which was negatively affected by quarantine restrictions related to the COVID-19 pandemic as well as an additional three months of income in 2021 related to the merger with SCC.

Life insurance income increased $4.3 million, or 284.1%, to $5.9 million for the nine months ended September 30, 2021, compared to $1.5 million for the same period of 2020. The increase is primarily related to death benefits paid in the current year on policies held by BancPlus.

CDFI grant income increased $1.6 million, or 200.2%, to $2.5 million for the nine months ended September 30, 2021 from $823,000 for the same period of 2020. The current year period includes a $1.8 million grant received related to the CDFI Rapid Response Program, which was created in 2021 by the U.S. Department of the Treasury to provide capital for CDFI designated banks to respond to the economic challenges created by the COVID-19 pandemic.
Other income decreased $1.0 million, or 20.9%, to $3.9 million for the nine months ended September 30, 2021, compared to $4.9 million for the same period of 2020. The decrease was primarily the result of the gain on the bargain purchase of $1.1 million recorded in the prior year period related to the merger with SCC.

Noninterest Expense

Noninterest expense includes: (i) salaries and employee benefits expenses; (ii) net occupancy expenses; (iii) furniture, equipment, and data processing expenses; (iv) marketing and promotional expenses; (v) other real estate expenses and losses; (vi) professional fees; and (vii) other expenses.

Salaries and employee benefits expenses includes compensation, employee benefits and tax expenses for BancPlus’ personnel. Net occupancy expenses include depreciation expense on BancPlus’ owned properties, lease expense on its leased properties and other occupancy-related expenses. Furniture and equipment expenses include depreciation and maintenance and other expenses related to its furniture, fixtures and equipment. Data processing expenses include costs related to maintenance and monitoring of its systems and expenses paid to its third-party data processing system providers. Marketing and promotional expenses include costs for advertising, promotions and sponsorships. Other real estate expenses and losses include taxes, insurance, maintenance and other expenses related to BancPlus’ foreclosed properties. Professional fees include accounting and auditing, consulting and legal fees. Other expenses include expenses associated with Federal Deposit Insurance Corporation (“FDIC”) assessments, Mississippi Department of Banking and Consumer Finance (“MDBCF”) assessments, communications, travel, meals, training, supplies and postage. Noninterest expenses generally increase as BancPlus grows its business. Noninterest expenses have increased commensurate with our growth over the past few years as BancPlus has grown organically and through the merger with SCC. Additionally, BancPlus has built out and modernized its operational infrastructure and implemented its plan to build an efficient, technology-driven banking operation with capacity for growth. BancPlus continues to focus efforts on supporting growth through sales efforts, product development, marketing and promotion, as well as investing in technology and its branch network, while also seeking to improve productivity and maintain appropriate cost structure and customer service levels.

For the three months ended September 30, 2021, noninterest expense totaled $42.8 million, an increase of $2.9 million, or 7.3%, from $39.9 million for the three months ended September 30, 2020, primarily due to increases in salaries and employee benefits expenses of $2.1 million, or 8.9%.

The following table presents the major components of noninterest expense for the three months ended September 30, 2021 compared to the three months ended September 30, 2020:

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$25,218	$23,162	$2,056	8.9%
Net occupancy expenses	3,606	3,459	147	4.2%
Furniture, equipment and data processing expenses	6,282	5,801	481	8.3%
Marketing and promotional expenses	1,154	1,000	154	15.4%
Other real estate expenses and losses	292	230	62	27.0%
Professional fees	1,232	1,651	(419)	(25.4)%
Other expenses	5,038	4,609	429	9.3%
Total	$42,822	$39,912	$2,910	7.3%

Salaries and employee benefits expenses is the largest component of noninterest expense, representing 58.9% and 58.0% of total noninterest expense for the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021, salaries and employee benefits expense increased $2.1 million, or 8.9%, to $25.2 million, compared to $23.2 million for the three months ended September 30, 2020. The increase in salaries and employee benefits expense is primarily due to increased bonuses and normal annual salary increases for employees, as well as increased salary-related expenses in the third quarter of 2021 related to the Company’s recent core software conversion.

For the nine months ended September 30, 2021, noninterest expense totaled $121.4 million, an increase of $10.9 million, or 9.8%, from $110.5 million for the nine months ended September 30, 2020, primarily due to increases in salaries and employee benefits expenses of $7.0 million, or 10.7%; net occupancy expenses of $1.1 million, or 11.0%, furniture, equipment and data processing of $2.7 million, or 17.3%, and other expenses of $2.4 million, or 20.0%, partially offset by a decrease in professional fees of $2.2 million, or 46.7%.

The following table presents the major components of noninterest expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$72,365	$65,349	$7,016	10.7%
Net occupancy expenses	10,779	9,709	1,070	11.0%
Furniture, equipment and data processing expenses	18,322	15,621	2,701	17.3%
Marketing and promotional expenses	2,485	2,787	(302)	(10.8)%
Other real estate expenses and losses	744	506	238	47.0%
Professional fees	2,514	4,718	(2,204)	(46.7)%
Other expenses	14,188	11,823	2,365	20.0%
Total	$121,397	$110,513	$10,884	9.8%

Salaries and employee benefits expenses is the largest component of noninterest expense, representing 59.6% and 59.1% of total noninterest expense for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, salaries and employee benefits expense increased $7.0 million, or 10.7%, to $72.4 million, compared to $65.3 million for the nine months ended September 30, 2020. The increase in salaries and employee benefits expenses is primarily due to the merger with SCC in addition to normal annual salary increases for employees.

Net occupancy expenses increased $1.1 million, or 11.0%, to $10.8 million for the nine months ended September 30, 2021, compared to $9.7 million for the nine months ended September 30, 2020. The increase was primarily attributable to increased maintenance expenses in the current year period related to the upkeep of branches across our footprint.

Furniture, equipment and data processing expenses for the nine months ended September 30, 2021 was $18.3 million, an increase of $2.7 million, or 17.3%, compared to $15.6 million for the nine months ended September 30, 2020. This increase was primarily attributable to increases in depreciation, data processing and software expenses resulting from the merger with SCC in addition to expenses related to BancPlus’ software conversion during the third quarter of 2021.

Professional fees decreased $2.2 million, or 46.7%, to $2.5 million for the nine months ended September 30, 2021, compared to $4.7 million for the nine months ended September 30, 2020, primarily due to expenses incurred in the same period of 2020 related to the merger with SCC.

Other expenses increased $2.4 million, or 20.0%, to $14.2 million for the nine months ended September 30, 2021, compared to $11.8 million for the nine months ended September 30, 2020, primarily due to an increase in FDIC and state assessment fees as a result of increased deposits as well as the merger with SCC.
Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $4.0 million for the three months ended September 30, 2021, compared to $3.3 million for the same period of 2020, an increase of $678,000, or 20.3%. BancPlus’ effective tax rate for the three months ended September 30, 2021 was 22.0%, compared to 20.9% for the same period of 2020.

BancPlus recorded income tax expense of $10.6 million for the nine months ended September 30, 2021, compared to $7.6 million for the same period of 2020, an increase of $3.0 million, or 39.1%. BancPlus’ effective tax rate for the nine months ended September 30, 2021 was 18.9%, compared to 21.7% for the same period of 2020.

For both the three and nine month periods, the increase in income tax expense was the result of larger income before taxes in the current year period. The increase in the effective tax rate for the three months ended September 30, 2021 compared with the same period of 2020 was the result of the impact on the prior year period of permanent tax items. The decrease in effective tax rate for the year to date periods was the result of BancPlus taking advantage of tax credits offered by Mississippi in the current year, non-taxable life insurance proceeds recorded in 2021, and apportionment of state taxable income to Louisiana which exempts banks that pay a state tax on their shares of stock from their corporate income tax. BancPlus’ Louisiana locations were acquired in the merger with SCC.

Financial Condition

The following discussion compares BancPlus’ financial condition as of September 30, 2021 to December 31, 2020.

Assets

Total assets increased $402.4 million, or 8.5%, to $5.113 billion at September 30, 2021 from total assets of $4.711 billion at December 31, 2020. Total cash and cash equivalents increased $57.5 million, or 9.0%, to $695.1 million at September 30, 2021, compared to $637.5 million at December 31, 2020, primarily due to increases in interest bearing deposits with banks. Total loans increased $147.4 million, or 4.4%, to $3.526 billion at September 30, 2021, compared to $3.379 billion at December 31, 2020 as a result of organic loan growth. Investment securities increased $214.2 million, or 52.9%, from $405.1 million at December 31, 2020 to $619.3 million at September 30, 2021 as a result of increased purchases of available for sale securities.
Investment Securities Portfolio

BancPlus’ investment securities portfolio, which consists primarily of U.S. government agency obligations, mortgage-backed securities, municipal securities and corporate investments, is used as a source of liquidity and serves as collateral for certain types of deposits. BancPlus manages its investment securities portfolio according to a written investment policy. Balances in BancPlus’ investment securities portfolio change over time based on its funding needs and interest rate risk management objectives. BancPlus’ liquidity levels take into account anticipated future cash flows and all available sources of credit and are maintained at levels management believes ensure flexibility in meeting its anticipated funding needs.

As of September 30, 2021, 12.7% of BancPlus’ investment securities portfolio was classified as held to maturity and 87.3% was classified as available for sale. As of December 31, 2020, 23.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 76.9% was classified as available for sale. Securities available for sale increased $229.5 million, or 73.7%, from $311.4 million at December 31, 2020 to $540.9 million at September 30, 2021. Early in the period, BancPlus took advantage of the steeper yield curve to invest excess liquidity. BancPlus used a disciplined approach to build a ladder of non-callable state tax-exempt agency bonds. As market conditions allow, BancPlus will continue this strategy to enhance net interest margin and provide predictable cash flows for future loan demand.

At September 30, 2021, U.S. government agency obligations represented 48.4%, mortgage-backed securities represented 22.1%, municipal securities represented 20.2% and corporate investments represented 7.1% of the investment securities portfolio. At December 31, 2020, mortgage-backed securities represented 50.5%, municipal securities represented 34.7%, corporate investments represented 8.2% and U.S. government agency obligations represented 3.1% of the investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$78,423	12.66%	$93,766	23.14%
Total held-to-maturity	78,423	12.66%	93,766	23.14%

Available for Sale:
(At fair value)
U.S. Government agency obligations	299,841	48.42%	12,434	3.07%
Issued by states and political subdivisions	46,613	7.53%	46,801	11.55%
Mortgage-backed securities:
Residential	121,846	19.67%	187,212	46.21%
Commercial	14,894	2.40%	17,331	4.28%
Asset-backed securities	13,539	2.19%	14,447	3.57%
Corporate investments	44,150	7.13%	33,148	8.18%
Total available for sale	540,883	87.34%	311,373	76.86%

Total securities	$619,306	100.00%	$405,139	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using a tax rate of 21%.

	Maturity as of September 30, 2021
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$12,437	3.19%	$46,344	2.81%	$16,887	2.54%	$2,755	4.17%
Total held to maturity	12,437	3.19%	46,344	2.81%	16,887	2.54%	2,755	4.17%

Available for sale:
U.S. Government agency obligations	5,037	2.60%	163,773	0.45%	126,630	1.19%	4,402	1.75%
Issued by states and political subdivisions	2,346	4.64%	14,770	2.64%	22,141	3.13%	7,356	3.17%
Mortgage-backed securities:
Residential	—	—%	—	—%	4,650	1.85%	117,196	2.41%
Commercial	—	—%	—	—%	13,659	1.54%	1,234	2.48%
Asset-backed securities	—	—%	—	—%	—	—%	13,539	1.88%
Corporate investments	4,019	2.13%	498	2.75%	38,571	4.14%	1,062	4.50%
Total available for sale	11,402	2.85%	179,041	0.64%	205,651	1.99%	144,789	2.39%

Total securities	$23,839	3.03%	$225,385	1.08%	$222,538	2.03%	$147,544	2.43%

	Maturity as of December 31, 2020
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$15,891	3.02%	$50,738	4.05%	$24,247	3.67%	$2,890	3.85%
Total held to maturity	15,891	3.02%	50,738	4.05%	24,247	3.67%	2,890	3.85%

Available for sale:
U.S. Government agency obligations	—	—%	5,128	2.60%	2,508	3.19%	4,798	1.78%
Issued by states and political subdivisions	3,803	3.08%	12,504	2.99%	20,538	3.18%	9,956	3.19%
Mortgage-backed securities:
Residential	—	—%	—	—%	10,991	0.93%	176,220	2.35%
Commercial	305	3.25%	—	—%	14,071	1.54%	2,955	2.53%
Asset-backed securities	—	—%	—	—%	—	—%	14,447	3.94%
Corporate investments	—	—%	4,060	2.22%	28,084	4.48%	1,005	4.50%
Total available for sale	4,108	3.09%	21,692	2.75%	76,192	3.03%	209,381	2.50%

Total securities	$19,999	3.03%	$72,430	3.66%	$100,439	3.19%	$212,271	2.52%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of September 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$773,928	21.95%	$738,340	21.85%
Construction and land development	465,564	13.20%	403,496	11.94%
Farmland	212,645	6.03%	217,104	6.43%
Other commercial	1,339,214	37.98%	1,224,633	36.25%
Total real estate	2,791,351	79.16%	2,583,573	76.47%
Commercial and industrial	534,160	15.15%	635,714	18.82%
Agricultural production and other loans to farmers	101,973	2.89%	85,469	2.53%
Consumer and other	98,602	2.80%	73,976	2.19%
Total loans, gross	3,526,086	100.00%	3,378,732	100.00%
Allowance for loan losses	(44,001)		(36,000)
Total loans, net	$3,482,085		$3,342,732

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At September 30, 2021, BancPlus’ loan portfolio included $290.8 million of loan participations purchased, or 8.25% of total loans, which includes $146.8 million of shared national credits. At December 31, 2020, BancPlus’ loan portfolio included $245.7 million of loan participations purchased, or 7.27% of total loans, which includes $93.8 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of September 30, 2021
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$82,492	$329,147	$332,387	$29,901	$773,927
Construction and land development	142,510	260,274	53,777	9,004	465,565
Farmland	46,569	99,747	65,107	1,222	212,645
Other commercial	116,870	759,180	414,977	48,187	1,339,214
Total real estate	388,441	1,448,348	866,248	88,314	2,791,351
Commercial and industrial	69,926	345,296	118,887	51	534,160
Agricultural production and other loans to farmers	57,476	43,233	1,264	—	101,973
Consumer and other loans	29,347	64,777	4,463	15	98,602
Total loans	$545,190	$1,901,654	$990,862	$88,380	$3,526,086

	As of December 31, 2020
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$115,367	$388,731	$229,269	$4,973	$738,340
Construction and land development	160,382	187,403	49,445	6,266	403,496
Farmland	44,618	112,826	56,307	3,353	217,104
Other commercial	150,683	706,001	320,450	47,499	1,224,633
Total real estate	471,050	1,394,961	655,471	62,091	2,583,573
Commercial and industrial	102,129	473,283	60,302	—	635,714
Agricultural production and other loans to farmers	40,750	42,575	2,144	—	85,469
Consumer and other loans	18,814	53,319	1,828	15	73,976
Total loans	$632,743	$1,964,138	$719,745	$62,106	$3,378,732

	As of September 30, 2021
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$640,997	$132,930	$773,927
Construction and land development	232,987	232,578	465,565
Farmland	160,339	52,306	212,645
Other commercial	1,097,871	241,343	1,339,214
Total real estate	2,132,194	659,157	2,791,351
Commercial and industrial	289,928	244,232	534,160
Agricultural production and other loans to farmers	62,997	38,976	101,973
Consumer and other loans	69,086	29,516	98,602
Total loans	$2,554,205	$971,881	$3,526,086

	As of December 31, 2020
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$594,353	$143,987	$738,340
Construction and land development	213,944	189,552	403,496
Farmland	162,505	54,599	217,104
Other commercial	1,016,580	208,053	1,224,633
Total real estate	1,987,382	596,191	2,583,573
Commercial and industrial	425,874	209,840	635,714
Agricultural production and other loans to farmers	51,766	33,703	85,469
Consumer and other loans	52,692	21,284	73,976
Total loans	$2,517,714	$861,018	$3,378,732

As of September 30, 2021, the Company held 1,948 loans for customers under the PPP, totaling approximately $101.0 million, a decrease of $104.2 million, or 50.8%, from $205.2 million as of December 31, 2020. The decrease is the result of PPP loans being forgiven and paid off by the SBA or being paid off by the customer, partially offset by originations of new PPP loans in 2021 while the program was still active.

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At September 30, 2021, BancPlus had total off-balance sheet commitments of $1.230 billion.

Asset Quality

Federal regulations and BancPlus’ internal policies require that BancPlus utilize an asset classification system as a means of managing and reporting problem and potential problem assets. BancPlus has incorporated an internal asset classification system, substantially consistent with federal banking regulations, as part of its credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose BancPlus to sufficient risk to warrant classification in one of the categories mentioned above but possess weakness are required to be designated “watch” or “special mention.” Loans modified under Section 4013 of the CARES Act and related interagency guidance are excluded from being reported as troubled debt restructuring (“TDR”) loans.

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of September 30, 2021
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$759,188	$14,740	$—	$773,928
Construction and land development	464,819	745	—	465,564
Farmland	199,608	13,037	—	212,645
Other commercial	1,331,516	7,621	77	1,339,214
Total real estate	2,755,131	36,143	77	2,791,351
Commercial and industrial	510,359	23,756	45	534,160
Agricultural production and other loans to farmers	101,620	353	—	101,973
Consumer and other	98,302	300	—	98,602
Total	$3,465,412	$60,552	$122	$3,526,086

	As of December 31, 2020
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$721,024	$17,316	$—	$738,340
Construction and land development	401,347	2,149	—	403,496
Farmland	205,211	11,893	—	217,104
Other commercial	1,209,365	15,041	227	1,224,633
Total real estate	2,536,947	46,399	227	2,583,573
Commercial and industrial	619,137	16,526	51	635,714
Agricultural production and other loans to farmers	85,288	181	—	85,469
Consumer and other	73,560	416	—	73,976
Total	$3,314,932	$63,522	$278	$3,378,732

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and TDR loans that are accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Nonaccrual loans:
Real estate loans:
Residential properties	$3,318	$3,869
Construction and land development	58	1,863
Farmland	1,893	158
Other commercial	2,324	7,947
Total real estate	7,593	13,837
Commercial and industrial	106	12
Agricultural production and other loans to farmers	135	85
Consumer and other	210	177
Total nonaccrual loans	8,044	14,111

Troubled debt restructuring loans – accruing:
Real estate loans:
Residential properties	1,898	1,916
Construction and land development	1,558	—
Farmland	—	—
Other commercial	—	—
Total real estate	3,456	1,916
Commercial and industrial	388	—
Agricultural production and other loans to farmers	—	—
Consumer and other	—	—
Total troubled debt restructuring loans – accruing	3,844	1,916
Total nonperforming loans	11,888	16,027
Plus: foreclosed assets	6,989	6,754
Total nonperforming assets	$18,877	$22,781

Nonaccrual loans to total loans	0.23%	0.42%
Nonperforming loans to total loans	0.34%	0.47%
Nonperforming assets to total assets	0.37%	0.48%
Allowance for loan losses to nonaccrual loans	547.00%	255.12%
90+ days past due and accruing	$2,299	$6,303
Total troubled debt restructuring loans	$4,018	$8,537
Total nonperforming assets decreased by $3.9 million, or 17.1%, from $22.8 million at December 31, 2020 to $18.9 million at September 30, 2021, primarily due to a decrease in nonaccrual loans as a result of payments and foreclosures during the current year on loans that were in nonaccrual status at December 31, 2020.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. BancPlus maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing economic conditions. Loan charge-offs (i.e. loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. BancPlus’ officers analyze risk in the loan portfolio on an ongoing basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the third quarter of 2021, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of the COVID-19 pandemic and development of the outbreak, including variants, such as the delta variant, and the severity of such variants, and the availability, effectiveness and acceptance of vaccines, all of which are also highly uncertain. The government’s response to these conditions includes certain provisions, such as automatic forbearance and forgiveness for certain federally backed loans that could affect these estimates. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for loan losses.

The allowance for loan losses was $44.0 million and $36.0 million, and the allowance for loan losses as a percentage of loans was 1.24% and 1.06%, at September 30, 2021 and December 31, 2020, respectively. Net charge-offs (recoveries) totaled $(606,000) and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively. The $3.0 million variance is primarily the result of current year recoveries on consumer and other commercial categories as well as high charge offs in 2020 as a result of the COVID-19 pandemic.

The allowance for loan losses increased by $8.0 million, or 22.2%, to $44.0 million at September 30, 2021, from $36.0 million at December 31, 2020, primarily due to the increase in provision for loan losses in the current period as a result of the continuing impact of the COVID-19 pandemic, including the impact of the CARES Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance.

The following is a summary of the activity in the allowance for loan loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	September 30, 2021	September 30, 2020

Balance, beginning of period	$36,000	$21,500
Charge-offs:
Residential properties	298	268
Construction and land development	240	3
Farmland	157	—
Other commercial	581	2,179
Total real estate	1,276	2,450
Commercial and industrial	317	494
Agricultural production and other loans to farmers	111	2,270
Consumer and other	2,832	298
Total charge-offs	4,536	5,512
Recoveries:
Residential properties	340	237
Construction and land development	143	56
Farmland	292	—
Other commercial	1,842	94
Total real estate	2,617	387
Commercial and industrial	479	148
Agricultural production and other loans to farmers	3	2,365
Consumer and other	2,043	254
Total recoveries	5,142	3,154
Net charge-offs (recoveries)	(606)	2,358
Provision for loan losses	7,395	7,706
Balance, end of period	$44,001	$26,848

Total loans, end of period	$3,539,990	$3,447,458
Average loans	3,469,520	2,912,471
Net charge-offs (annualized) to average loans	(0.02)%	0.11%
Allowance for loan losses to total loans	1.24%	0.78%
The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$(42)	$750,238	(0.01)%	$31	$667,745	0.01%
Construction and land development	97	458,968	0.03%	(53)	302,444	(0.02)%
Farmland	(135)	206,878	(0.09)%	—	199,363	—%
Other commercial	(1,261)	1,274,874	(0.13)%	2,085	1,003,236	0.28%
Commercial and industrial	(162)	589,070	(0.04)%	346	561,457	0.08%
Agricultural production and other loans to farmers	108	89,773	0.16%	(95)	92,571	(0.14)%
Consumer and other	789	83,432	1.26%	44	69,307	0.08%
Loans held for sale	—	16,287	—%	—	16,348	—%
Total	$(606)	$3,469,520	(0.02)%	$2,358	$2,912,471	0.11%

The following tables present a summary of the allocation of the allowance for loan losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$10,523	23.9%	$7,900	21.9%
Construction and land development	5,915	13.4%	4,618	12.8%
Farmland	2,330	5.3%	1,412	3.9%
Other commercial	16,698	37.9%	14,133	39.3%
Total real estate	35,466	80.6%	28,063	78.0%
Commercial and industrial	6,066	13.8%	6,337	17.6%
Agricultural production and other loans to farmers	1,170	2.7%	773	2.1%
Consumer and other	1,299	3.0%	827	2.3%
Total allowance for loan losses	$44,001	100.0%	$36,000	100.0%

Goodwill and Other Intangible Assets

Goodwill was $2.6 million at both September 30, 2021 and December 31, 2020. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the merger with SCC. Total other intangible assets at September 30, 2021 and December 31, 2020 were $5.3 million and $5.8 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$1,306,105	0.00%	29.68%	$1,009,427	0.00%	27.69%
Interest bearing:
Transaction accounts	1,452,965	0.21%	33.02%	1,191,857	0.49%	32.69%
Money market and other savings accounts	982,220	0.09%	22.32%	806,652	0.29%	22.13%
Certificates of deposit	659,361	0.59%	14.98%	637,781	0.93%	17.49%
Total deposits	$4,400,651	0.18%	100.00%	$3,645,717	0.39%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $754.9 million, or 20.7%, to $4.401 billion at September 30, 2021 from $3.646 billion as of December 31, 2020 is primarily the result of recipients of PPP loans placing funds in deposit accounts held at the Bank. At September 30, 2021 and December 31, 2020, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $810.1 million and $889.3 million, respectively.

The following table shows the maturity of certificates of deposit as of September 30, 2021:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$39,438	$105,705	$145,143	$15,938
Over 3 months through 6 months	26,404	87,066	113,470	12,404
Over 6 months through 12 months	54,549	132,074	186,623	30,049
Over 12 months	55,447	136,331	191,778	27,697
Total certificates of deposit	$175,838	$461,176	$637,014	$86,088

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At September 30, 2021 and December 31, 2020, we had no short-term borrowings.

FHLB Advances and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At both September 30, 2021 and December 31, 2020, BancPlus had $20.5 million in FHLB borrowings, at a weighted average interest rate of 1.50%.

In October 2016, BancPlus entered into a five-year loan agreement with a correspondent bank under which BancPlus borrowed $35.0 million in connection with the redemption of BancPlus preferred stock. BancPlus pledged 100% of its shares of BankPlus stock as collateral for the loan. The loan required quarterly principal reductions of $875,000 and quarterly interest payments at a fixed 3.75% annual rate. The balance outstanding on this loan was $10.5 million and $13.1 million at September 30, 2021 and December 31, 2020, respectively. The Company repaid this loan at its maturity in October 2021.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
2021	$10,525	$13,171
2022	417	395
2023	25	110
2024	13	—
2025	13	—
Thereafter	20,033	20,095
Total	$31,026	$33,771

Subordinated Debentures and Trust Preferred Securities. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s Condensed Consolidated Balance Sheets and will be amortized over the life of the Notes. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	September 30, 2021	December 31, 2020
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Condensed Consolidated Balance Sheets at September 30, 2021 due to the remaining purchase discount of $4.0 million, which was established upon the merger with SCC and is being amortized over the remaining life of the debentures. We are currently monitoring the actions of LIBOR’s regulator and the implementation of alternative reference rates in advance of the expected discontinuation of LIBOR to determine any potential impact on the subordinated debentures.

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

Shareholders’ equity increased $30.6 million, or 8.6%, to $385.9 million at September 30, 2021 from $355.3 million at December 31, 2020, primarily due to net income of $45.5 million partially offset by dividends paid of $11.5 million, and purchase of Company stock of $2.4 million for the year to date period. The purchase of Company stock was the result of members of the State Bank Employee Stock Ownership Plan (“State Bank ESOP”), who took a distribution of Company stock from the State Bank ESOP, exercising a put option available to them following their distribution. The put option is available for shares of Company stock distributed by the State Bank ESOP, so long as the Company is not publicly traded, for a period of 60 days following the distribution request.

Liquidity and Capital Resources

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

BancPlus manages its liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities, which BancPlus considers its primary liquidity. Furthermore, a significant portion of these unencumbered liquid assets are comprised of U.S. government agency obligations, mortgage backed securities and other agency securities, which the regulatory bodies consider the most marketable and liquid, especially in a stress scenario. In regard to off-balance sheet capacity, BancPlus maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of St. Louis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which BancPlus considers its secondary liquidity. BancPlus also monitors its liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios, FHLB borrowings and deposits. As part of its liquidity management strategy, BancPlus is also focused on minimizing its costs of liquidity and attempting to decrease these costs by growing its noninterest-bearing and other low-cost deposits and replacing higher cost borrowed funds.

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	September 30, 2021	December 31, 2020
Cash and cash equivalents	$695,069	$637,545
Total securities	619,306	405,139
Less: pledged securities	(489,257)	(317,461)
Total primary liquidity	$825,118	$725,223
Ratio of primary liquidity to total deposits	18.2%	17.5%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	September 30, 2021	December 31, 2020
Net secured borrowing capacity with the FHLB	$1,499,630	$1,408,005
Net secured borrowing capacity with the Federal Reserve Bank	210,239	211,407
Unsecured borrowing capacity with correspondent lenders	203,000	228,000
Total secondary liquidity	$1,912,869	$1,847,412
Ratio of primary and secondary liquidity to total deposits	60.4%	61.9%

During the nine months ended September 30, 2021, BancPlus’ primary liquidity increased by $99.9 million to $825.1 million, compared to $725.2 million at December 31, 2020, primarily due an increase in securities partially offset by an increase in our pledged securities. Secondary liquidity increased by $65.5 million to $1.913 billion as of September 30, 2021 from $1.847 billion as of December 31, 2020. This increase was primarily due to an increase in BancPlus’ FHLB borrowing capacity.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $4.363 billion and $3.973 billion and represented 96.3% and 95.7% of total deposits as of September 30, 2021 and December 31, 2020, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources. Although BancPlus’ policy allows the use of brokered deposits, BankPlus did not utilize this funding source during the 2021 and 2020 year to date periods.

BancPlus’ liquidity policy includes both policy limits and policy guidelines for measuring and monitoring liquidity. BancPlus’ policy measures include an Internal Liquidity Ratio, an Internal Liquidity Ratio adjusted for FHLB, an Internal Dependency Ratio adjusted for FHLB and a Maximum Available Funds to Total Assets Ratio. These ratios are calculated monthly. BancPlus also utilizes eleven liquidity guidelines that are reported quarterly. As of September 30, 2021 and December 31, 2020, BancPlus was in compliance with all of its established liquidity policies.

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

Due to state banking laws, BankPlus may not declare dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $11.5 million and $9.7 million for the year-to-date periods ended September 30, 2021 and September 30, 2020, respectively. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

As of September 30, 2021 and December 31, 2020, BancPlus and BankPlus met all applicable capital adequacy requirements and BankPlus was deemed “well capitalized.” As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes		Required to be Well Capitalized
As of September 30, 2021:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$374,642	9.57%	$273,936	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	425,598	10.88%	332,636	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	580,350	13.50%	410,904	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	425,598	8.40%	202,413	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$420,455	10.77%	$273,372	7.00%	$253,845	6.50%
Tier 1 Capital to Risk-Weighted Assets	420,455	10.77%	331,951	8.50%	312,425	8.00%
Total Capital to Risk-Weighted Assets	464,456	11.89%	410,058	10.50%	390,531	10.00%
Tier 1 Capital to Average Assets	420,455	8.32%	202,059	4.00%	252,574	5.00%

	Actual		Minimum For Capital Adequacy Purposes		Required to be Well Capitalized
As of December 31, 2020:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$339,936	9.94%	$239,437	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	390,713	11.42%	290,745	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	485,357	14.19%	359,155	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	390,713	8.55%	182,853	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$387,231	11.36%	$238,629	7.00%	$221,584	6.50%
Tier 1 Capital to Risk-Weighted Assets	387,231	11.36%	289,763	8.50%	272,719	8.00%
Total Capital to Risk-Weighted Assets	423,231	12.42%	357,943	10.50%	340,898	10.00%
Tier 1 Capital to Average Assets	387,231	8.49%	182,531	4.00%	228,164	5.00%

Contractual Obligations

Contractual obligations as of September 30, 2021, totaled $827.6 million and were primarily comprised of deposits with maturities of $637.0 million, subordinated debentures of $111.4 million and operating lease obligations of $48.1 million. Contractual obligations due within the next twelve months were $460.6 million and were primarily related to time deposits with maturity dates. Contractual obligations due in more than 12 months were $367.0 million and were comprised of $191.8 million of time deposits with maturity dates and $111.4 million of subordinated debentures with maturities ranging from 2034 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

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

ASU 2020-04, “Reference Rate Reform - Topic 848.” In March 2020, the FASB issued ASU 2020-04 which provides temporary optional expedients and exceptions to the accounting principles generally accepted in the United States (“GAAP”) guidance on contract modifications, hedge accounting, and other transactions affected that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The Company is still evaluating the impact of ASU 2020-04, but does not expect it to have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

BancPlus’ unaudited interim condensed consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to its condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect its reported results and financial position for the current period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on BancPlus’ future financial condition and results of operations.
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits BancPlus, as an emerging growth company, to take advantage of an extended transition period for complying with new or revised accounting standards affecting public companies. BancPlus has elected to take advantage of this extended transition period, which means that the financial statements included in this Quarterly Report on Form 10-Q will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as BancPlus remains an emerging growth company or until BancPlus affirmatively and irrevocably opts out of the extended transition period under the JOBS Act.
The following is a discussion of the critical accounting policies and significant estimates that BancPlus believes require BancPlus to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 20, 2019, a complaint (the “Complaint”), Mills v. BankPlus, et al., Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as Court-appointed Receiver for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”), naming BankPlus, three former BankPlus employees, one then-current BankPlus employee and other defendants, including defendants affiliated and unaffiliated with BankPlus (“Defendants”). The Complaint seeks to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber. A brief description of the cause of action on the cover sheet filed with the Complaint includes securities, civil conspiracy, aiding and abetting, negligence, and other possible causes of action. The amount of damages (including punitive damages) requested against the Defendants in the Complaint is unspecified. On January 4, 2021, the plaintiff, Mills, filed an Amended Complaint. Answers and/or Motions to Dismiss the Amended complaint were filed by the Defendants. On July 8, 2021, the Court denied the Motion to Dismiss filed by BankPlus. A related motion for reconsideration was filed by BankPlus on August 9, 2021. On September 30, 2021, an order was entered to consolidate for purposes of discovery this case (No. 3:19-cv-00196-CWR-FKB) with three other related cases filed by Mills, the Receiver. By subsequent text-only order (No. 3:18-cv-00866-CWR-FKB) dated October 10, 2021, the four consolidated cases are stayed until January 31, 2022.

In addition to the above, the Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the SEC, except as noted below.

The acquisition of First Trust Corporation (“FTC”) by BancPlus and of First Bank and Trust by BankPlus, (the “transaction”) is subject to certain closing conditions that, if not satisfied or waived, will result in the transaction not being completed.

The transaction is subject to customary conditions to closing, including the receipt of required regulatory approvals and the approval of the shareholders of FTC. If any condition to the transaction is not satisfied or waived (to the extent waiver is legally permitted at all), the transaction will not be completed. In addition, BancPlus and FTC may terminate the definitive agreement under certain circumstances even if the transaction is approved by FTC’s shareholders, including but not limited to if the statutory share exchange has not been completed on or before March 31, 2022 (unless the required regulatory approvals are pending and have not been finally resolved, in which event such date shall be automatically extended to June 30, 2022), or if FTC fails to obtain the approval of its shareholders; provided, that the failure of the closing to occur by such date cannot be due to the failure of the party seeking to terminate the definitive agreement to perform or observe the covenants and agreements of such party as set forth in the definitive agreement. In the event the definitive agreement is terminated, BancPlus would not realize any of the expected benefits of having completed the transaction. If the transaction is not completed, additional risks could materialize, which could adversely affect the business, financial condition or results of operations of BancPlus.

BancPlus may not be able to successfully integrate FTC or realize the anticipated benefits of the transaction.

The transaction involves the combination of two bank holding companies and two banks that previously have operated and, until completion of the transaction, will continue to operate independently. A successful combination of the operations of the two entities will depend substantially on the BancPlus’ ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. BancPlus may not be able to combine the operations of FTC with its operations without encountering difficulties, such as:

•the loss of key employees and customers;
•the disruption of operations and business;
•inability to maintain and increase competitive presence;
•deposit attrition, customer loss and revenue loss;
•possible inconsistencies in standards, control procedures and policies;
•unexpected problems with costs, operations, personnel, technology and credit; and/or
•problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

Additionally, general market and economic conditions and governmental actions affecting the financial industry generally may inhibit BancPlus’ successful integration of FTC. Further, BancPlus entered into the definitive agreement with the expectation that the transaction will result in various benefits including, among other things, benefits relating to enhanced revenues, additional geographic markets, cross-selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including whether BancPlus integrates FTC in an efficient and effective manner, and general competitive factors in the marketplace. BancPlus’ failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could adversely impact BancPlus’ business, financial condition or results of operation. In addition, the attention and effort devoted to the integration of FTC with BancPlus’ existing operations may divert management’s attention from other important issues and could seriously harm BancPlus’ business, financial condition or results of operation. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

BancPlus expects to incur substantial expenses related to the transaction.

BancPlus expects to incur substantial expenses in connection with consummation of the transaction and combining the business, operations, networks, systems, technologies, policies and procedures of FTC with BancPlus. Although BancPlus and FTC have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the transaction could, particularly in the near term, exceed the savings that BancPlus expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the transaction. As a result of these expenses, both BancPlus and FTC expect to take charges against their earnings before and after the completion of the transaction. The charges taken in connection with the transaction are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

The transaction is subject to the receipt of consents and approvals from governmental entities that may impose conditions that could delay or prevent the completion of the transaction or have an adverse effect on the BancPlus following the transaction.

Before the transaction may be completed, various approvals or consents or waivers must be obtained from the Federal Reserve, FDIC, and the MDBCF. These governmental entities may request additional information regarding BancPlus’ and FTC’s regulatory applications and notices, and they may impose conditions on the completion of the transaction or require changes to the terms of the transaction. Such conditions or changes could have the effect of delaying or preventing completion of the transaction or imposing additional costs on, or limiting the revenues of, BancPlus following the transaction, any of which might have an adverse effect on BancPlus following the transaction. Such a condition may also constitute a burdensome condition that may allow FTC to terminate the definitive agreement after June 30, 2022.

BancPlus will be subject to business uncertainties and contractual restrictions while the transaction is pending.

Uncertainty about the effect of the transaction on employees, customers (including depositors and borrowers), suppliers and vendors may have an adverse effect on the business, financial condition or results of operations of BancPlus. These uncertainties may impair BancPlus’ or FTC’s ability to attract, retain and motivate key personnel and customers (including depositors and borrowers) pending the consummation of the transaction, as such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the transaction. In addition, these uncertainties could cause customers (including depositors and borrowers), vendors and others who deal with BancPlus and/or FTC to seek to change existing business relationships with BancPlus and/or FTC or fail to extend an existing relationship with BancPlus and/or FTC. Moreover, competitors may target each party’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the transaction. The pursuit of the transaction and the preparation for the integration may place a burden on BancPlus’ management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could adversely affect BancPlus’

business, financial condition or results of operations. In addition, the definitive agreement restricts each party from taking certain actions without the other party’s consent while the transaction is pending. These restrictions could have an adverse effect on BancPlus’ business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1*
Agreement and Plan of Share Exchange and Merger, dated September 28, 2021, by and among BancPlus Corporation, BankPlus, First Trust Corporation and First Bank & Trust (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Registrant filed on September 29, 2021)

2.2*
Agreement and Plan of Share Exchange and Merger, dated September 18, 2019, by and among BancPlus Corporation, BankPlus, State Capital Corp., and State Bank & Trust Company (incorporated by reference to Annex A of the Company's Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on February 10, 2020)

3.1
Articles of Incorporation of BancPlus Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

3.2	By-laws of BancPlus Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on February 10, 2020)
4.1
Specimen Certificate for BancPlus Corporation Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

4.2	Form of 6.000% Fixed-to-Floating Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on June 5, 2020)
10.1	Form of Shareholder Support Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on September 29, 2021)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Interactive Data
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)
* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancPlus Corporation

Date:	November 15, 2021	By:	/s/ William A. Ray
William A. Ray
President and Chief Executive Officer

Date:	November 15, 2021	By:	/s/ M. Ann Southerland
M. Ann Southerland
Senior Executive Vice President and Chief Financial Officer