Form 10-K
period 2021-12-31
BANCPLUS CORP
filed 2022-03-04
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2021

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

As of February 25, 2022, there were 10,115,945 outstanding shares of the registrant’s common stock, par value $1.00 per share.

BANCPLUS CORPORATION

FORM 10-K

DECEMBER 31, 2021

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
There are or will be important risk factors that could cause actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•the effects of the novel coronavirus and variants thereof, including the delta and omicron variants (“COVID-19”) pandemic, on our business, financial condition and results of operations and on our customers, our employees, our third-party service providers and the economy, especially as a vaccine becomes widely available;
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
•our ability to successfully integrate and fully realize the cost savings and other benefits of our acquisitions, manage risks related to business disruption following those acquisitions, and post-acquisition customer acceptance of the Company’s products and services and related customer disintermediation, including our recent acquisition of First Trust Corporation (“FTC”) and First Bank and Trust (“FBT”);
•our ability to prudently manage our growth and execute our strategy;
•the composition of our management team and our ability to attract and retain key personnel;
•changes in management personnel;
•geographic concentration of our business within Mississippi, Alabama, Louisiana and Florida;
•our ability to attract and retain customers;
•increased competition in the financial services industry, particularly from regional and national institutions;
•further government restrictions on overdraft programs;
•failure of our risk management framework;
•systems failures, unauthorized access, cyber-crime and other threats to data security or interruptions involving our information technology and telecommunications systems or third-party servicers, particularly in light of widespread remote work arrangements due to the COVID-19 pandemic or due to our recent core processing conversion;
•difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which we operate and in which our loans are concentrated, including declines in housing markets, an increase in unemployment levels and slowdowns in economic growth, including as a result of the COVID-19 pandemic;
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
•natural disasters, climate change, and adverse weather, public health crises, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
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

ITEM 1. BUSINESS

General

BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. BancPlus’ wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of December 31, 2021, we operated 79 branch offices across Mississippi, Alabama, and Louisiana. BancPlus’ franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. As of December 31, 2021, BancPlus had total assets of $5.196 billion, gross loans of $3.619 billion, total deposits of $4.622 billion and total shareholders’ equity of $390.4 million.

BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables BancPlus to fulfill its core purpose of enriching lives and building stronger communities. BancPlus believes its team of local, experienced and relationship-focused bankers, along with strong brand recognition in its communities, differentiates BancPlus from its competitors. As a result, BancPlus has a diversified, stable deposit mix and a diversified loan portfolio. BancPlus’ deposit base consisted of 96.3% core deposits with a total deposit cost of 0.17% for the year ended December 31, 2021, while its loan portfolio was comprised of 76% commercial loans and 24% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area (“MSA”) as of June 30, 2021, and BancPlus believes it is well-positioned for future growth.
BancPlus common stock is not listed or traded on any established securities exchange or quotation system.

BancPlus’ website is www.bankplus.net.

BancPlus’ Markets

As of December 31, 2021, BancPlus conducted its operations through 79 branch locations across Mississippi, Alabama and Louisiana. BancPlus believes its markets provide a diverse mix of opportunities to expand its client base and gain market share. BancPlus operates in a number of markets with favorable economic trends and seeks to replicate its strategy in new markets through organic growth and strategic acquisitions. BancPlus is headquartered in the Jackson, Mississippi MSA, where it ranks third in deposit market share with 14.3% of total deposits as of June 30, 2021. The Jackson, Mississippi MSA is BancPlus’ largest market and contains 55.1% of its deposits and 37.3% of is loans as of December 31, 2021. Some of the major industries in the Jackson MSA are healthcare, agriculture, professional services, and technology. The Jackson, Mississippi MSA is also home to major auto manufacturing facilities, including Nissan. Our Alabama and Louisiana regions represent 12.7% and 13.1% of total loans, respectively, and 5.1% and 6.0% of total deposits, respectively.

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

Stable, Low-Cost Deposit Franchise with Attractive Deposit Beta

BancPlus believes it has consistently generated stable, low-cost core deposits through its retail branch network. BancPlus’ deposit gathering strategy attracts a full spectrum of customers, from the underbanked to high net worth individuals and businesses, resulting in a diversified deposit base. As of December 31, 2021, BancPlus had over 207,000 customer deposit accounts with an average balance of approximately $22,000. BancPlus’ deposit base has a low total cost of 0.17% for the year ended December 31, 2021, which compares favorably to its peers. By leveraging its low-cost deposit franchise, BancPlus believes it has been able to generate a strong net interest margin compared to its peers without taking undue credit risk.

Diversified and Growing Loan Portfolio

BancPlus believes its markets provide opportunities to grow its loan portfolio organically while diversifying credit risk exposure. From December 31, 2015 to December 31, 2021, its loan portfolio grew from $1.6 billion to $3.6 billion, an increase of 131.7% and a CAGR of 15.0%. As of December 31, 2021, 97% of its loan portfolio was secured and only 10% of the loan portfolio was non-recourse. As of December 31, 2021, BancPlus’ loan portfolio consisted of 76% commercial loans and 24% consumer loans, with 81% of the loan portfolio secured by real estate. As of December 31, 2021, 30% of BancPlus’ loan portfolio reprices within 90 days, and an additional 16% reprices between 90 days and 12 months.

Attractive Profitability and Return Profile

BancPlus believes it has demonstrated success in executing its business strategy. From December 31, 2015 to December 31, 2021, BancPlus increased its loan-to-deposit ratio from 78.1% to 78.3%. The increased scale of its loan portfolio, combined with its low-cost deposit base, has created an attractive net interest margin compared to its peers. BancPlus believes its strong net interest margin and non-interest income have helped drive attractive returns for the BancPlus shareholders, evidenced by the improvement in its annualized return on average equity from 11.41% to 14.99% and its annualized return on average assets from 0.83% to 1.13% from the year ended December 31, 2015 to the year ended December 31, 2021, respectively. The wealth management, treasury services, private banking and mortgage banking products and services of BancPlus contribute to the diversity of its revenue sources. Additionally, BancPlus is focused on ongoing improvement of productivity and operational efficiency to increase shareholder value.

Employee Ownership and High Customer Satisfaction

BancPlus believes its employees are critical to its success, and its culture of empowerment stems in part from its employees owning approximately 15% of its common stock as of December 31, 2021. BankPlus has been recognized by American Banker as one of the “Best Banks to Work For” every year since the ranking’s inception in 2013. BancPlus believes the vested interest of its employees, coupled with its relationship-driven approach to meeting the needs of its customers, will continue to drive future growth. BancPlus further believes its empowered employees significantly enhance customer experience, as evidenced by Forbes magazine’s ranking of BankPlus as the top bank in Mississippi in 2018 for its “America’s Best in State Banks” rankings based on overall customer satisfaction.

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

BancPlus has a team of experienced credit analysts and underwriters who have tailored BancPlus’ risk management processes to support significant loan growth while maintaining its high underwriting standards. Moreover, the prudent management of past credit challenges has allowed BancPlus to successfully maintain strong credit and risk performance. As of December 31, 2021, its nonperforming loans to total loans ratio was 0.26%.

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

Effective March 1, 2022, we completed our previously announced merger with FTC (the “FTC Merger”), the holding company of FBT. See Note 2 Business Combinations to our Consolidated Financial Statements for more information on this merger.

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

Commercial real estate loans are often larger and involve greater risks than other types of lending. Adverse developments affecting commercial real estate values in BancPlus’ market areas could increase the credit risk associated with these loans, impair the value of property pledged as collateral for these loans, and affect BancPlus’ ability to sell the collateral upon foreclosure without a loss. Furthermore, adverse developments affecting the business operations of the borrowers of BancPlus’ owner-occupied commercial real estate loans could significantly increase the credit risk associated with these loans. Due to the larger average size of commercial real estate loans, BancPlus faces the risk that losses incurred on a small number of commercial real estate loans could have an adverse impact on its financial condition and results of operations.

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

Residential Real Estate Loans. BancPlus’ residential real estate loans consist of 1-4 family loans, home equity loans and multi-family loans. The residential real estate loans described below exclude mortgage loans that are held for sale. BancPlus’ 1-4 family mortgage loans are primarily made with respect to and secured by single family homes, which are both owner-occupied and investor-owned. BancPlus seeks to make its 1-4 family mortgage loans to well-qualified homeowners and investors with a proven track record that satisfy its credit and underwriting standards. BancPlus’ home equity loans are primarily revolving lines of credit secured by 1-4 family residential properties.

BancPlus expects to continue to make residential real estate mortgage loans at a similar pace as BancPlus has in recent years so long as housing values in its markets do not deteriorate from current prevailing levels and it is able to make such loans consistent with its credit and underwriting standards. Like its commercial real estate loans, its residential real estate loans are secured by real estate, the value of which may fluctuate significantly over a short period of time as a result of market conditions in the area in which the real estate is located. Adverse developments affecting real estate values in its market areas could therefore increase the credit risk associated with these loans, impair the value of property pledged as collateral on loans and affect BancPlus’ ability to sell the collateral upon foreclosure without a loss or additional losses. BancPlus primarily makes its residential real estate loans to qualified individuals and investors in accordance with its real estate lending policies, which detail maximum loan to value ratios and maturities and, as result, the repayment of these loans are also affected by adverse personal circumstances.

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

Lending Philosophy. BancPlus’ lending philosophy is driven by its commitment to thorough underwriting for all loans, local market knowledge, long-term customer relationships and a conservative credit culture. To implement this philosophy, BancPlus has established various levels of authority and review, including its Executive Loan Committee comprised of the Chief Credit Officer and other lending executives. In its review, BancPlus emphasizes cash flow and secondary and tertiary repayment sources such as guarantors.

Lending Policies. BancPlus has established standard documentation and policies based on the type of loan. BancPlus also has established a loan committee comprised of its senior executive lending officers. Credits of $10 million or greater are generally presented for review or approval prior to committing to the loan. The loan committee meets weekly and on an ad hoc basis as needed. Relationships between $5 million and $10 million must be approved by two voting members of the loan committee, a Credit Officer, plus the Chief Credit Officer. Credit Officers approve relationships between $1 million and $5 million.

Loan Approval Process. The loan approval process at BankPlus is characterized by local authority supported by a risk control environment that provides for prompt and thorough underwriting of loans. BankPlus’ localized decision-making is reinforced through a centralized review process supported by technology that monitors all credits to ensure compliance with its credit policies. BankPlus’ loan approval method is based on a hierarchy of individual lending authorities for new credits and renewals granted to its individual bankers, market presidents, credit officers, senior management and credit committee. The BankPlus board of directors establishes the maximum individual lending limits at each level and its senior management team sets individual authorities within these maximum limits to each individual based on demonstrated experience and expertise, and are periodically reviewed and updated. BankPlus believes that the ability to have individual loan authority up to specified levels based on experience and track record coupled with appropriate approval limits for its market presidents and credit officers allows it to provide prompt and appropriate responses to its clients while still allowing for the appropriate level of oversight.

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

The BankPlus board of directors reviews and approves loan policy changes, monitors loan portfolio trends and credit trends, and reviews loan transactions as set forth in its loan policies. Loan pricing is established in conjunction with the loan approval process based on pricing guidelines for loans that are set by BankPlus’ senior management. BankPlus believes that its loan approval process provides for thorough internal controls, underwriting, and decision-making.

Lending Limits. BankPlus is limited in the amount it can loan in the aggregate to a single borrower or related borrowers by the amount of its capital. BankPlus is a Mississippi chartered bank and therefore all branches, regardless of location, fall under the legal lending limits of the state of Mississippi. Mississippi’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Generally, under Mississippi law, loans and extensions of credit to a borrower may not exceed 20% of BankPlus’ aggregate unimpaired capital and unimpaired surplus. Further, with prior approval of the Mississippi Department of Banking and Consumer Finance (“MDBCF”), BankPlus may elect to conform to similar standards applicable to national banks under federal law, in lieu of Mississippi law. Because the federal law and Mississippi state law standards are determined as a percentage of BankPlus’ capital, these state and federal limits either increase or decrease as BankPlus’ capital increases or decreases. BankPlus may seek to sell participations in its larger loans to other financial institutions, which would allow BankPlus to manage the risk involved in these loans and to meet the lending needs of its clients requiring extensions of credit in excess of these limits.

In addition to these legally imposed lending limits, BancPlus also employs appropriate limits on its overall loan portfolio and requirements with respect to certain types of lending and individual lending relationships. For example, BancPlus has lending limits related to borrower, portfolio segments and certain types of commercial real estate exposures.

Impact of COVID-19. As a result of COVID-19 and the response to it, in 2020 we saw rapid decreases in commercial and consumer activity and temporary closures of many businesses resulting in loss of revenues, a rapid increase in unemployment, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, and related emergency response legislation. These changes had a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.

On March 27, 2020, Congress enacted the CARES Act. It contained substantial lending, tax and spending provisions intended to address the economic impact of the COVID-19 pandemic, including the PPP, a $349 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed by banks. On April 24, 2020, Congress enacted the Paycheck Protection Program and Healthcare Enhancement Act (the “Enhancement Act”), which, among other things, increased the available funding by $310 billion to a new total of $659 billion. The deadline for the first round of loan applications was August 8, 2020. The Consolidated Appropriations Act, 2021, provided additional funding for the PPP of approximately $284 billion and allows eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. Subsequently, the American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021.

PPP loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The SBA manages and backs the PPP. If a loan is fully forgiven, SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by SBA. In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application. The SBA began approving forgiveness applications on August 10, 2020. As of December 31, 2021, 6,968 BankPlus PPP loans totaling $404.2 million had been forgiven and paid by the SBA or paid off by the customer. As of December 31, 2021, the Company held 736 loans for customers under the PPP, totaling approximately $46.4 million. The loans have maturities ranging from February 2022 to April 2028. The Company expects to recognize total fee income of approximately $2.0 million over the lives of the loans.

The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance for federally backed mortgage loans.

The CARES Act and related guidance from the federal banking agencies also provide financial institutions the option to temporarily suspend requirements under accounting principles generally accepted in the United States (“GAAP”) related to classification of certain loan modifications as troubled debt restructurings (“TDRs”), to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not subject to TDR accounting requirements under GAAP. Additionally, under April 2020 interagency guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under Accounting Standards Codification (“ASC”) Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. The federal banking agencies also have encouraged banks to work with their borrowers to modify loans as may be appropriate. As of December 31, 2021, the Company had granted temporary modifications on 1,714 outstanding loans totaling approximately $671.0 million, or 19% of total outstanding loans, primarily secured by 1-4 family residences and multi-tenant retail commercial real estate. As of December 31, 2021, two loans totaling $14.0 million, or 0.4% of the Company’s loan portfolio, were still in deferment.

The continuation of the economic effects of the COVID-19 pandemic and actions taken in response to it, including the impacts of loan forbearance and other provisions of the CARES Act and other federal and state measures, have had and may in the future have an adverse impact on our business and results of operations and the operations of our borrowers, customers and business partners. The uncertainty regarding the duration of the pandemic, including due to a resurgence of the pandemic or additional waves of infections and variants thereof, and the resulting economic disruption have caused increased market volatility and a significant decrease in consumer confidence and business generally. The ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to COVID-19 is likely to continue to result in an adverse effect to our business, financial condition and results of operations in future periods. For more information about these risks and uncertainties, see “Item 1A. Risk Factors.”

Deposits and Other Sources of Funds

An important aspect of BancPlus’ business franchise value is the ability to gather deposits. BancPlus offers its customers a variety of deposit products, including checking accounts, savings accounts, money market accounts, certificates of deposit and other deposit accounts, through multiple channels, including its extensive network of 79 branch locations. As of December 31, 2021, BancPlus held $4.622 billion of total deposits. As of December 31, 2021, 96.3% of its total deposits were core deposits (defined as total deposits excluding time deposits greater than $250,000 and brokered deposits). BancPlus obtains most of its deposits from individuals, small businesses and municipalities in its market areas. BancPlus solicits deposits from these target segments through its local bankers, sophisticated product offering and its brand-awareness initiatives, such as its community focused marketing and high-visibility branch locations. BancPlus believes that the rates it offers for core deposits are competitive with those offered by other financial institutions in its market areas. Secondary sources of funding include advances from the Federal Home Loan Bank of Dallas, borrowings at the Federal Reserve Discount Window and other borrowings. These secondary sources enable BancPlus to borrow funds at rates and terms, which, at times, are more beneficial to BancPlus.

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

Wealth Management and Investment Services

BancPlus offers a variety of investment management services to affluent and high net worth individuals and families through the BankPlus Wealth Management Group, which has been serving clients for over 15 years. BancPlus focuses on providing customized investment solutions to best fit its clients’ risk tolerance and achieve their financial objectives. Additionally, BancPlus provides asset management and financial planning services primarily to its retail and small business customer base.

Other Banking Services

Given customer demand for increased convenience and account access, BancPlus offers a range of products and services, including 24-hour Internet banking and voice response information, 7:00 a.m. to 7:00 p.m. banking in certain branch locations, mobile applications, cash management, overdraft protection, direct deposit, safe deposit boxes, and automatic account transfers. BancPlus earns fees for some of these services. BancPlus also receives ATM transaction fees from transactions performed by its customers participating in a shared network of ATMs and a debit card system that its customers can use throughout the United States as well as in other countries. Further, BancPlus offers ITMs, which is discussed in “Information Technology Systems” below in this section.

Enterprise Risk Management

BancPlus’ operating model demands a strong risk culture built to address multiple areas of risk, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk. BancPlus’ risk culture is supported by significant investments in the right people and technologies to protect its business. The BancPlus board of directors is ultimately responsible for overseeing risk management at both the holding company and BankPlus level. BancPlus seeks to prudently identify and manage its risks through a disciplined, enterprise-wide approach to risk management, particularly credit, compliance and interest rate risk. BancPlus’ risk management framework is overseen by the Chief Risk Officer who has more than 30 years of banking experience. BancPlus also maintain risk management committees at BankPlus and holding company levels. BancPlus’ comprehensive risk management framework is designed to complement its core strategy of empowering its experienced, local bankers with local decision-making to better serve its clients.

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
As of December 31, 2021 BancPlus conducted business through 79 branches across Mississippi, Louisiana, and Alabama. Many other commercial banks, savings institutions and credit unions have offices in its primary market areas. These institutions include many of the largest banks operating in Mississippi, some of which are also among the largest banks in the country. Many of BancPlus’ competitors serve the same counties it does. BancPlus’ competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that BancPlus may not currently offer, and may better afford and make broader use of media advertising, support services and electronic technology than BancPlus does. To offset these competitive disadvantages, BancPlus depends on its reputation as having greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.

Human Capital Resources

As of December 31, 2021, BancPlus had 971 full-time equivalent employees. As of that date the average tenure for all of our full-time employees was over nine years while the average tenure of our executive officers was over 19 years. None of our employees is represented by collective bargaining agreements. We believe our employee relations to be good. We care deeply about what kind of environment we foster for our employees, so we continuously improve programs, empowerment, satisfaction and benefits. Our employees are part of a challenging and rewarding work environment, with high-performance and excellence integrated into all that we do.

Our culture of empowerment is designed to promote commitment to improve the lives of those around us. This commitment is evidenced by our core purpose that we enrich lives and build stronger communities. That commitment has been a central pillar in our approach to our employees and the communities we have served for over 110 years. Our culture is designed to adhere to the timeless values of integrity, trust, respect, passion, service, accountability, teamwork and innovation. In keeping with that culture, we expect our people to treat each other and our customers with the highest level of honesty and respect. We empower our employees to go out of their way to do the right thing. Our culture stems in part from our employees owning approximately 15% of our common stock as of December 31, 2021.

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

SUPERVISION AND REGULATION

General

BankPlus is extensively regulated, supervised, and examined under federal and state law. Generally, these laws and regulations are intended to protect BankPlus’ depositors, the FDIC’s Deposit Insurance Fund (the “DIF”), and the broader banking system, and not BancPlus’ shareholders. These laws and regulations cover all aspects of BancPlus’ business, including lending and collection practices, treatment of its customers, safeguarding deposits, customer privacy and information security, capital structure, liquidity, dividends and other capital distributions, and transactions with affiliates. Such laws and regulations directly and indirectly affect key drivers of BancPlus’ profitability, including, for example, capital and liquidity, product offerings, risk management, and costs of compliance. In addition, changes to these laws and regulations, including as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and regulations promulgated thereunder, have had, and may continue to have, a significant impact on BancPlus’ business, results of operations, and financial condition. As a result, the extensive laws and regulations to which BancPlus is subject and with which BancPlus must comply significantly impact its earnings, results of operations, financial condition, and competitive position.

Set forth below is a summary of certain provisions of key federal and state laws that affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on our business and prospects.

Supervision and Examination Authorities

As a bank holding company, BancPlus is subject to regulation, supervision, and enforcement by the Board of Governors of the Federal Reserve System (“Federal Reserve”). BankPlus has a Mississippi state charter and is subject to regulation, supervision, and enforcement by the MDBCF. In addition, as a state non-member bank, BankPlus is subject to regulation, supervision, and enforcement by the FDIC as BankPlus’ primary federal regulator. The Federal Reserve, FDIC, and MDBCF regularly examine the operations of BancPlus and BankPlus and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. These agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Federal Law Restrictions on the Company’s Activities and Investments

As a registered bank holding company, BancPlus is subject to regulation under the Bank Holding Company Act (the “BHCA”) and to the regulation, supervision, examination, and reporting requirements of the Federal Reserve.

The BHCA and its implementing regulations prohibit bank holding companies from engaging in certain transactions without the prior approval of the Federal Reserve, including (i) acquiring direct or indirect control of more than 5% of the voting shares of any bank or bank holding company, (ii) acquiring all or substantially all of the assets of any bank, and (iii) merging or consolidated with any other bank holding company. In determining whether to approve such a transaction, the Federal Reserve is required to consider a variety of factors, including the competitive impact of the transaction; the financial condition, managerial resources and future prospects of the bank holding companies and banks involved; the convenience and needs of the communities to be served, including the applicant’s record of performance under the Community Reinvestment Act; and the effectiveness of the parties in combatting money laundering activities. The Bank Merger Act imposes similar review and approval requirements in connection with acquisitions and mergers involving banks. Additionally, under the Change in Bank Control Act and BHCA, a person or company that acquires control of a bank holding company or bank must obtain the non-objection or approval of the Federal Reserve in advance of the acquisition. For a bank holding company that has a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as BancPlus, control for purposes of the Change in Bank Control Act is presumed to exist if the acquirer will have 10% or more of any class of the company’s voting securities.

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

At December 31, 2021, BancPlus exceeded its minimum capital requirements, inclusive of the capital conservation buffer, on a consolidated basis with common equity Tier 1 capital, Tier 1 capital and total capital equal to 9.4%, 10.7% and 13.2% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 8.5%. At December 31, 2021, BankPlus exceeded its minimum capital requirements, inclusive of the capital conservation buffer, with common equity Tier 1 capital, Tier 1 capital and total capital equal to 10.6%, 10.6% and 11.7% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 8.4%, and was “well-capitalized” for prompt corrective action purposes based on the ratios and guidelines described above.

EGRRCPA permits most banking organizations with less than $10 billion in total consolidated assets to elect to be exempt from the risk-based and leverage capital rules and the capital conservation buffer described above if they satisfy a “community bank leverage ratio” (“CBLR”) requirement. In order to qualify for the CBLR exemption, a banking organization may not have off-balance sheet exposures totaling more than 25% of its assets or trading assets and liabilities totaling more than 5% of its assets. The CBLR is currently set at 9%. BancPlus and BankPlus have not elected to use the CBLR framework.

Under a December 2018 final rule, banking organizations may elect to phase in the regulatory capital effects of the current expected credit losses (“CECL”) model, the new accounting standard for credit losses, over three years. The CARES Act permits financial institutions to defer temporarily the use of CECL. In a related action, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020, that allows banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available in December 2018. BancPlus and BankPlus have elected to defer the regulatory capital effects of CECL in accordance with the interim final rule, and not to apply the deferral of CECL available under the CARES Act. Under the regulations, BancPlus is required to begin the three-year transition in the first fiscal year it has adopted CECL, which for BancPlus will be 2023. As a result, the regulatory capital impact of BancPlus’ adoption of CECL will be phased in from January 1, 2023 through December 31, 2025.

Transactions with Affiliates and Insiders, Tying Arrangements, and Lending Limits

BankPlus is subject to certain restrictions in its dealings with BancPlus and its affiliates. Transactions between banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act, which the Federal Deposit Insurance Act makes applicable to a state non-member bank like BankPlus in the same manner and to the same extent as if it were a member bank. An affiliate of a bank typically is any company or entity that controls or is under common control with the bank, including the bank’s parent holding company and non-bank subsidiaries of that holding company. Some but not all subsidiaries of a bank may be exempt from the definition of an affiliate. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions and certain other transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of a loan to an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate, and several other types of transactions. Extensions of credit to an affiliate usually must be over-collateralized.

Under section 22 of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation O, which FDIC regulations make applicable to a state non-member bank like BankPlus in the same manner and to the same extent as if it were a member bank, restrictions also apply to extensions of credit by a bank to its executive officers, directors, principal shareholders, and their related interests, and to similar individuals at the holding company or affiliates. In general, such extensions of credit (i) may not exceed certain dollar limitations, (ii) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (iii) must not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit to these insiders also require the approval of the bank’s board of directors. Additionally, the Federal Deposit Insurance Act limits asset sales and purchases between a bank and its insiders.

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

FDIC Insurance Assessments

BankPlus’ deposits are insured by the DIF to the maximum extent permitted by law. BankPlus is required to pay quarterly premiums, known as assessments, for this deposit insurance coverage. The FDIC uses a risk-based assessment system that imposes insurance premiums as determined by multiplying an insured bank’s assessment base by its assessment rate. A bank’s deposit insurance assessment base is generally equal to its total assets minus its average tangible equity during the assessment period. A bank’s regular assessments are determined within a range of base assessment rates based in part on its CAMELS composite rating, taking into account other factors and adjustments. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity, and sensitivity to market and interest rate risk. The methodology that the FDIC uses to calculate assessment amounts is also based on the FDIC’s designated reserve ratio, which is currently 2%. Under the current methodology, a bank’s assessment rates are based on an initial base assessment rate of 3 to 30 cents per $100 of insured deposits, subject to certain adjustments, and, for a bank of BankPlus’ size, may range from 1.5 to 30 cents after applying adjustments.

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

Branching

As of December 31, 2021, BankPlus has branch offices in Mississippi, Louisiana, and Alabama. Current federal law generally authorizes interstate acquisitions of banks and bank holding companies without geographic limitation, so long as the acquirer satisfies certain conditions, including that it is “well capitalized” and “well managed.” Furthermore, a “well capitalized” and “well managed” bank with its main office in one state is generally authorized to merge with a bank with its main office in another state, subject to certain deposit-percentage limitations, aging requirements, and other restrictions. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. In addition, as a result of the Dodd-Frank Act, banks may establish de novo branches across state lines, subject to capital, management, and community reinvestment standards, and other restrictions..

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. The agencies periodically examine the CRA performance of each of the institutions for which they are the primary federal regulator, and assign one of four ratings: Outstanding, Satisfactory, Needs to Improve, or Substantial Noncompliance. In order for an insured depository institution and its parent holding company to take advantage of certain regulatory benefits, such as expedited processing of applications and the ability of the holding company to engage in new financial activities, the insured depository institution must maintain a rating of Outstanding or Satisfactory. An institution’s size and business strategy determines the type of examination that it will receive. The FDIC evaluates BankPlus as a large, retail-oriented institution and applies performance-based lending, investment, and service tests. In its most recent CRA evaluation, as of March 22, 2021, BankPlus was rated “Outstanding.”

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

The Financial Crimes Enforcement Network of the U.S. Department of the Treasury, in addition to other bank regulatory agencies, is authorized to impose significant civil money penalties for violations of these requirements, and has recently engaged in coordinated enforcement efforts with state and federal banking regulators, in addition to the U.S. Department of Justice, the CFPB, the Drug Enforcement Administration and the Internal Revenue Service. Violations of AML requirements can also lead to criminal penalties. In addition, the federal banking agencies are required to consider the effectiveness of a financial institution’s AML activities when reviewing proposed bank mergers and bank holding company acquisitions.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury is responsible for administering economic sanctions that affect transactions with designated foreign countries, foreign nationals, and others, as defined by various Executive Orders and in various pieces of legislation. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring, or engaging in terrorist acts. If BancPlus or BankPlus find a name on any transaction, account, or wire transfer that is on an OFAC list, BancPlus or BankPlus must freeze or block such account or transaction, file a suspicious activity report, and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Commercial Real Estate Concentrations

Under guidance issued by the federal banking regulators, a financial institution will be considered to have a significant commercial real estate (“CRE”) concentration risk, and will be subject to enhanced supervisory expectations to manage that risk, if (i) total reported loans for construction, land development, and other land (“C&D”) represent 100% or more of the institution’s total capital, or (ii) total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months. Based on BancPlus’ commercial real estate concentration as of December 31, 2021, it does not have concentration levels that warrant additional scrutiny under the guidance.

As of December 31, 2021, BancPlus’ total C&D loans (as defined in the guidance) as a percentage of capital totaled 114.3% and its total CRE loans (as defined in the guidance) as a percentage of capital totaled 267.0%.

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

The PPP permitted small businesses, sole proprietorships, independent contractors, and self-employed individuals to apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The CARES Act appropriated $349 billion to fund the PPP, and Congress appropriated an additional $310 billion to the PPP on April 24, 2020, and amended the PPP on June 5, 2020 to make the terms of the PPP loans and loan forgiveness more flexible. Additionally, the Consolidated Appropriations Act, 2021 appropriated a further $284 billion to the PPP, and permitted certain PPP borrowers to make “second draw” loans. The American Rescue Plan Act of 2021, which was enacted on March 11, 2021, expanded the eligibility criteria for PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, which became law on March 30, 2021, extended the deadline to apply for a PPP loan through May 31, 2021.

BancPlus accepted PPP applications and originated loans to qualified small businesses under the program. Consistent with the terms of the PPP, these loans carry an interest rate of 1% and are 100% guaranteed by the SBA. The substantial majority of BancPlus’ PPP loans have a term of two years. BancPlus’ participation in this program could subject it to increased governmental and regulatory scrutiny, negative publicity, or increased exposure to litigation, which could increase its operational, legal, and compliance costs and damage BancPlus’ reputation.

The CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs, to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Throughout 2020, BancPlus granted a high level of temporary loan modifications to its customers in the form of maturity extensions, payment deferrals, and forbearance.

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

Further, in response to the COVID-19 pandemic, the Federal Reserve established a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets. Many of these facilities expired on December 31, 2020 or were extended for brief periods into 2021.

ITEM 1A. RISK FACTORS

Item 1A. Risk Factors

Certain factors may have an adverse effect on our business, financial condition and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the value of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risk Factors Summary

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
•Our loan portfolio contains a number of large loans to certain borrowers, and a deterioration in the financial condition of any of these borrowers could have a significant adverse impact on our asset quality.
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
•We may not be able to realize the anticipated benefits of the FTC Merger on a timely basis or at all, and doing so may be more difficult or costly than expected.
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

BancPlus’ business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. Although the U.S. economy, as a whole, had improved significantly over the past several years prior to the COVID-19 pandemic, the business environment in which BancPlus operates has been impacted by the effects of the COVID-19 pandemic. Uncertainty about the federal fiscal policymaking process and the medium and long-term fiscal outlook of the federal government and U.S. economy is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including global political hostilities and other financial crises, could further affect the stability of global financial markets, which could hinder domestic economic growth. The current economic environment is characterized by recent interest rate changes that impacted BancPlus’ cost of funds and could adversely affect its net interest margin, which in turn is expected to decrease its earnings. All of these factors could individually or in the aggregate be detrimental to BancPlus’ business, and the interplay between these factors can be complex and unpredictable. BancPlus’ business is also significantly affected by monetary and related policies of the U.S. government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond BancPlus’ control. Adverse economic conditions and government policy responses to such conditions could have an adverse effect on BancPlus’ business, financial condition or results of operations.

BancPlus may be adversely affected by the soundness of other financial institutions.

BancPlus’ ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. BancPlus has exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks and other financial intermediaries. In addition, BancPlus participates in loans originated by other institutions and syndicated transactions (including shared national credits) in which other lenders serve as the lead bank. As a result, defaults by, declines in the financial condition of, or even rumors or questions about, one or more financial institutions, financial service companies or the financial services industry generally, may lead to difficulties related to liquidity, asset quality or other problems and could lead to losses or defaults by BancPlus or by other institutions. These problems, losses or defaults could have an adverse effect on BancPlus’ business, financial condition or results of operations.

The geographic concentration of BancPlus’ markets in Mississippi, Alabama and Louisiana makes BancPlus more sensitive to adverse changes in the local economy than its more geographically diversified competitors, and more susceptible to lower growth rates in that region, and adverse economic conditions in these markets could negatively impact BancPlus’ business, financial condition or results of operations.

Unlike larger financial institutions that are more geographically diverse, BancPlus is primarily a Mississippi banking franchise with locations in Alabama and Louisiana. As of December 31, 2021, most of BancPlus’ total loans (by dollar amount) were made to borrowers who reside or conduct business in the Mississippi, Alabama and Louisiana markets, and substantially all of BancPlus’ real estate loans are secured by properties located in these markets. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of BancPlus’ portfolio, the demand for its products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. If the population, employment or income growth in any of BancPlus’ markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of BancPlus’ larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets. For these reasons, any regional or local economic downturn could have an adverse effect on BancPlus’ business, financial condition or results of operations.

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

The markets in which BancPlus operates are susceptible to tornadoes, flooding, natural disasters, public health crises and other catastrophic events, including the effects of climate change, which could result in a disruption of BancPlus’ operations and increases in loan losses.

A significant portion of BancPlus’ business is generated from markets that have been, and may continue to be, susceptible to damage by major seasonal flooding, tornadoes, hurricanes and other natural disasters and adverse weather, as well as the effects of climate change. Natural disasters or the effects of climate change can disrupt BancPlus’ operations, cause widespread property damage, and severely depress the local economies in which it operates. Additionally, acts of war or terrorism, civil unrest, and other adverse external events could have a significant impact on BancPlus’ business, financial condition or results of operations. If the economies in BancPlus’ primary markets experience an overall decline as a result of a natural disaster, adverse weather, the effects of climate change, a public health crisis or other catastrophic or adverse external event, demand for loans and BancPlus’ other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and loan losses may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a disaster. Natural or man-made disasters, or the effects of climate change, could, therefore, result in decreased revenue and loan losses that could have an adverse effect on BancPlus’ business, financial condition or results of operations.

2. Risks Related to Our Business

The concentration of small to medium-sized businesses to which BancPlus lends may be more vulnerable to adverse business developments, which may impair BancPlus’ borrowers’ ability to repay loans.

BancPlus focuses its business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. This has been and may continue to be especially true given the effects of the COVID-19 pandemic. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which BancPlus operates and small to medium-sized businesses are adversely affected, or BancPlus’ borrowers are otherwise harmed by adverse business developments, this, in turn, could have an adverse effect on its business, financial condition or results of operations.

BancPlus’ loan portfolio contains a number of large loans to certain borrowers, and a deterioration in the financial condition of any of these borrowers could have a significant adverse impact on its asset quality.

BancPlus’ growth over the past several years has been partially attributable to its ability to originate and retain relatively large loans given its asset size. As of December 31, 2021, BancPlus’ 20 largest borrowing relationships represented 12.08% of its total outstanding loan portfolio, including mortgage loans held for sale, and 13.09% of its total commitments to extend credit. Along with other risks inherent in BancPlus’ loans, such as the deterioration of the underlying businesses or property securing these loans, the larger size of these loans presents a risk to its lending operations. If any of its largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, or are otherwise granted forgiveness or automatic forbearance under the CARES Act or other temporary modifications as a result of the COVID-19 pandemic, BancPlus’ nonperforming loans and its provision for loan losses could increase significantly, which could have an adverse effect on its business, financial condition or results of operations.

The borrowing needs of BancPlus’ customers may increase, especially during a challenging economic environment, which could result in increased borrowing against BancPlus’ contractual obligations to extend credit.

The actual borrowing needs of BancPlus’ customers under these credit commitments have historically been lower than the contractual amount of the commitments. Because of the credit profile of its customers, BancPlus typically has a substantial amount of total unfunded credit commitments, which is not reflected on its balance sheet. As of December 31, 2021, BancPlus had $1.2 billion in unfunded credit commitments to its customers. Actual borrowing needs of BancPlus’ customers may exceed BancPlus’ expectations, especially during a challenging economic environment when customers’ companies may be more dependent on BancPlus’ credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financing from other sources. The COVID-19 pandemic and the resulting stresses on the economy have substantially increased, and continue to increase, the borrowing needs of customers. This could adversely affect BancPlus’ liquidity, which could impair its ability to fund operations and meet obligations as they become due. Any failure to meet BancPlus’ unfunded credit commitments in accordance with the actual borrowing needs of its clients could have an adverse effect on BancPlus’ business, financial condition or results of operations.

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

Increased competition could require BancPlus to increase the rates it pays on deposits or lower the rates it offers on loans, which could reduce its profitability. BancPlus’ failure to compete effectively in its primary markets could cause it to lose market share and could have an adverse effect on its business, financial condition or results of operations.

BancPlus may not be able to realize the anticipated benefits of the FTC Merger on a timely basis or at all, and doing so may be more difficult or costly than expected.

A successful combination of the operations of BancPlus and FTC following the FTC Merger will depend substantially on BancPlus’ ability to consolidate operations, systems and procedures and to eliminate redundancies and costs and has required, and will continue to require, the dedication of the time and resources of BancPlus’ management. BancPlus may not be able to combine the operations of FTC with its operations or otherwise realize the anticipated benefits of the FTC Merger on a timely basis or at all without encountering difficulties, such as:

•the loss of key employees and customers;
•the disruption of operations and business;
•the inability to maintain and increase competitive presence;
•deposit attrition, customer loss and revenue loss;
•possible inconsistencies in standards, control procedures and policies;
•unexpected problems with costs, operations, personnel and technology;
•general market and economic conditions and governmental actions affecting the financial services industry generally; and/or
•problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

Additionally, as a result of the FTC Merger, BancPlus has expanded its operations to Florida, where BancPlus has limited banking experience. BancPlus is less familiar with the economies and business environment and opportunities in this state and will be required to devote additional time to operations there.

BancPlus’ efforts to successfully integrate FTC and otherwise realize the anticipated benefits of the FTC Merger could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, and could materially impact its business, financial condition or results of operations. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities. BancPlus has the ability to borrow from the FHLB and the Federal Reserve Bank of St. Louis, which provides it access to a secondary source of funds. BancPlus may also borrow funds from third-party lenders, such as other financial institutions. An additional source of funds is the proceeds from the issuance and sale of BancPlus’ equity and debt securities to investors. BancPlus’ access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable to it, could be impaired by factors that affect BancPlus directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, including negative impacts on the economy and markets caused by the COVID-19 pandemic. BancPlus’ access to funding sources could also be affected by a decrease in the level of its business activity as a result of a downturn in its primary market area or by one or more adverse regulatory actions against it.

Any decline in available funding could adversely impact BancPlus’ ability to originate loans, invest in securities, meet its expenses, or fulfill obligations such as repaying its borrowings or meeting deposit withdrawal demands, any of which could have an adverse impact on its liquidity and could, in turn, have an adverse effect on its business, financial condition or results of operations. In addition, because BancPlus’ primary asset at the holding company level is BankPlus, BancPlus’ liquidity at the holding company level depends primarily on its receipt of dividends from BankPlus. If BankPlus is unable to pay dividends to BancPlus for any reason, BancPlus may be unable to satisfy its holding company level obligations, which include funding operating expenses, debt service and dividends.

Interest rate shifts could reduce net interest income.

Like most financial institutions, BancPlus’ earnings depend to a great extent upon the level of its net interest income, or the difference between the interest income it earns on loans, investments and other interest earning assets, and the interest it pays on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease BancPlus’ net interest income depending on the make-up of its assets and liabilities. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2021, 35.20% of BancPlus’ interest earning assets and 10.10% of its interest-bearing liabilities were variable rate. These percentages of variable rate balances, as well as the terms of BancPlus’ fixed rate interest-bearing balances, resulted in a slightly asset sensitive balance sheet as December 31, 2021. Assuming a stable product mix, no change in customer behavior, no change in yield curve and stability of related items, BancPlus’ net interest income would increase with rising interest rates and decrease with falling interest rates.

Additionally, an increase in interest rates may, among other things, reduce the demand for loans, decrease loan repayment rates, and increase early withdrawals on term deposits. The Federal Reserve has suggested that it may take steps to raise interest rates in 2022 and also has indicated that it expects it will soon be appropriate to raise the target range for the federal funds rate. A decrease in the general level of interest rates, including the Federal Reserve’s sharp reduction in interest rates in response to the economic and financial effects of the COVID-19 pandemic, may affect BancPlus through, among other things, increased prepayments on its loan portfolio, and its cost of funds may not fall as quickly as yields on earning assets. BancPlus’ asset-liability management strategy may not be effective in mitigating exposure to the risks related to changes in market interest rates.

Because a significant portion of BancPlus’ loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing BancPlus’ real estate loans and result in loan and other losses.

Real estate values in BancPlus’ markets have experienced periods of fluctuation over the last several years, and recovery from declines in value has been slow and uneven and illiquidity of real estate holdings has increased. The market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2021, $2.9 billion, or 80.8%, of BancPlus’ total loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of BancPlus’ markets could increase the credit risk associated with its loan portfolio, and could result in losses that adversely affect its business, financial condition or results of operations. Negative changes in the economy affecting real estate values and liquidity in BancPlus’ market areas, including as a result of the COVID-19 pandemic, could significantly impair the value of property pledged as collateral on loans and affect its ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Further, if real estate values decline, it is also more likely that BancPlus would be required to increase its allowance for loan losses. Such events could have an adverse effect on BancPlus’ business, financial condition or results of operations.

In particular, as of December 31, 2021, BankPlus and BancPlus’ wholly owned subsidiary, Oakhurst Development, Inc. (“Oakhurst”), carry an aggregate of $5.8 million in other real estate owned (“OREO”) acquired by foreclosure or otherwise in satisfaction of debts previously contracted. Although foreclosures and acquisitions of OREO are expected, negative changes in the economy affecting real estate values and the liquidity of real estate in BancPlus’ market areas could force BancPlus to foreclose upon collateral, which could significantly impair the value of property carried in its OREO accounts, increase the loss associated with OREO and affect BancPlus’ ability to sell such real estate without additional loss. Further, as of December 31, 2021, BancPlus’ commercial real estate loans totaled $1.9 billion, or 53.6%, of its total loan portfolio. These loans expose BancPlus to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with BancPlus’ residential or consumer loan portfolios. Unexpected deterioration in the credit quality of BancPlus’ commercial real estate loan portfolio would require it to increase its provision for loan losses, which would reduce its profitability and could materially and adversely affect its business, financial condition or results of operations.

Finally, since BancPlus may be forced to foreclose on the collateral and own the underlying real estate, BancPlus may be subjected to the costs and potential risks associated with the ownership of the real property. BancPlus’ inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have an adverse effect on its business, financial condition or results of operations.

A portion of BancPlus’ loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose it to loan losses.

As of December 31, 2021, approximately $527.1 million, or 14.6%, of BancPlus’ total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than BancPlus anticipates, exposing it to increased credit risk. In addition, a portion of BancPlus’ customer base, including customers in the real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which BancPlus’ commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose it to loan losses and could materially and adversely affect its business, financial condition or results of operations.

BancPlus may be required to repurchase mortgage loans in some circumstances, which could diminish its liquidity.

Historically, BancPlus has originated its mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, BancPlus is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require BancPlus to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event it breaches these representations and warranties. In addition, BancPlus may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims, BancPlus’ liquidity could diminish, which could have an adverse effect on its business, financial condition or results of operations. During 2021, 2020, 2019, 2018, 2017 and 2016 BancPlus was not required to repurchase any material amount of mortgage loans sold into the secondary market. Fannie Mae and Freddie Mac have, in light of the COVID-19 pandemic, temporarily relaxed certain requirements on the loans that they purchase. The re-imposition of these requirements could adversely affect our ability to sell loans to the two entities.

BancPlus’ allowance for loan losses may prove to be insufficient to absorb losses inherent in its loan portfolio, which could have an adverse effect on its business, financial condition or results of operations.

BancPlus’ experience in the banking industry indicates that some portion of its loans will not be fully repaid in a timely manner or at all. Accordingly, BancPlus maintains an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in its loan portfolio. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires BancPlus to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. As of December 31, 2021, BancPlus’ allowance for loan losses was $45.0 million. Inaccurate management assumptions, continued deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, temporary modifications, loan forgiveness, automatic forbearance and other factors, both within and outside of BancPlus’ control, may require it to increase its allowance for loan losses. In addition, federal and state banking regulators, as an integral part of their periodic examination, review the adequacy of BancPlus’ allowance for loan losses and may direct it to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, BancPlus may need additional provision for loan losses to restore the adequacy of its allowance for loan losses. If BancPlus is required to materially increase its level of allowance for loan losses for any reason, such increases could have an adverse effect on its business, financial condition or results of operations.

BancPlus is dependent upon significant noninterest income, including deposit fees, some of which are under continual review by federal regulators and Congress.

As of December 31, 2021, BancPlus’ noninterest income, including service charges on deposits, totaled $75.3 million and constituted 29.4% of total revenue. BancPlus’ transaction account deposit base generates a significant contribution to its fee income through service charges on deposit accounts, largely in the form of overdraft fees, non-sufficient fund fees, and other deposit related service charges. BankPlus offers a discretionary overdraft service and many of BancPlus’ deposit customers elect to use this service, which will generate overdraft fees when the service is accessed. Such programs are under continual scrutiny by federal bank regulators as well as consumer rights groups. While BancPlus continually adjusts to comply with industry best practices, federal bank regulators or Congress could impose additional restrictions on overdraft programs, which could reduce fees on the products offered. Because BancPlus derives a significant portion of its revenues from noninterest income, a reduction in such fees could have an adverse impact on its business, financial condition or results of operations.

The amount of nonperforming and classified assets may increase significantly and may take significant time and resources to resolve, resulting in additional losses, costs and expenses.

At December 31, 2021, BancPlus had a total of approximately $15.3 million of nonperforming assets, or approximately 0.29% of total assets. In addition, total loans classified as “substandard,” “doubtful” or “loss” as of December 31, 2021 were approximately $50.8 million, or approximately 0.98% of total assets. Nonperforming assets adversely affect BancPlus’ net income in various ways. BancPlus generally does not record interest income on OREO or on nonperforming loans, thereby adversely affecting its income and increasing loan administration costs. Moreover, when BancPlus takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value less estimated selling costs of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases BancPlus’ risk profile and may also impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. While BancPlus seeks to reduce problem assets through loan workouts, restructurings, and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond its control, could have an adverse effect on its business, financial condition or results of operations. In addition, the resolution of nonperforming assets can require significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. BancPlus may not experience future increases in the value of nonperforming assets.

Should the amount of nonperforming assets increase in the future, BancPlus may incur losses, and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. An additional increase in losses due to such assets could have an adverse effect on BancPlus’ business, financial condition or results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.

BancPlus may need to raise additional capital in the future, and if it fails to maintain sufficient capital, BancPlus may not be able to maintain regulatory compliance.

BancPlus faces significant capital and other regulatory requirements as a banking organization. BancPlus may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, which could include the possibility of financing acquisitions. In addition, BancPlus, on a consolidated basis, and BankPlus, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity in such amounts as bank regulators may require from time to time, as described in greater detail below in “5. Compliance and Regulatory Risks.” Importantly, regulatory capital requirements could increase from current levels, which could require BancPlus to raise additional capital or reduce its operations. Even if BancPlus satisfies all applicable regulatory capital minimums, its regulators could ask it, and in some cases, require it, to maintain capital levels which are significantly in excess of those minimums. BancPlus’ ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on its financial condition and performance. Accordingly, BancPlus cannot assure you that it will be able to raise additional capital if needed or on terms acceptable to it. If BancPlus fails to maintain capital to meet regulatory requirements, it could be subject to enforcement actions or other regulatory consequences, which could have an adverse effect on its business, financial condition or results of operation.

If BancPlus were to lose its status as a Community Development Financial Institution (“CDFI”), its ability to obtain grants and awards as a CDFI like those it has received in the past may be diminished or lost.

A portion of BancPlus’ community development business has historically been augmented by its status as a CDFI. CDFI status increases the potential for receiving grants and awards that, in turn, enable a financial institution to increase the level of community development financial services that it provides to communities. In the event BancPlus does not meet one or more of the annual recertification criteria, the CDFI Fund, in its sole discretion, may provide an opportunity for BancPlus to cure deficiencies prior to issuing a notice of termination of certification. From 2014 through the current period, BancPlus has received an aggregate of $11.4 million in grants made possible due to its status as a CDFI. Additionally, from time to time the CDFI Fund considers changes to the CDFI eligibility criteria, including through a request for public comment on changes to CDFI certification policies that the CDFI Fund released in May 2020. Any loss of BancPlus’ status as a CDFI, and the resulting inability to obtain certain grants and awards received in the past, could have an adverse effect on BancPlus’ business, financial condition or results of operations.

The fair value of BancPlus’ investment securities can fluctuate due to factors outside of its control.

As of December 31, 2021, the fair value of BancPlus’ portfolio of available for sale investment securities was approximately $576.6 million, which included a net unrealized loss of approximately $44,000. Factors beyond BancPlus’ control can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions, defaults by the issuer, changes in market interest rates and instability in the capital markets. Many factors could cause other-than-temporary impairments and realized or unrealized losses in future periods. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

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

BancPlus may choose to use interest rate swaps to help manage its interest rate risk from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes it to interest rate risk or risks inherent in customer related derivatives. BancPlus may choose to use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. BancPlus’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts principally related to its fixed rate loan assets. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, BancPlus would be exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what BancPlus expected when it entered into the derivative transaction. The existence of credit and market risk associated with BancPlus’ derivative instruments could adversely affect its net interest income and, therefore, could have an adverse effect on its business, financial condition or results of operations. Additionally, interest rate swaps in the market have been linked to the London Inter-Bank Offered Rate (“LIBOR”) index, but are transitioning to an alternative index, which in many cases will be the Secured Overnight Financing Rate (“SOFR”)). The financial impact of the transition is uncertain, but it may create basis risk or valuation risk for market participants.

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

Third parties provide key components of BancPlus’ business infrastructure such as data processing, internet connections, network access, core application processing, statement production and other services. BancPlus’ business depends on the successful and uninterrupted functioning of its information technology and telecommunications systems and third-party servicers, in particular due to the increase in remote work during the COVID-19 pandemic. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt BancPlus’ operations. Because its information technology and telecommunications systems interface with and depend on third-party systems, BancPlus could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with BancPlus’ third party service providers could entail significant delay and expense. Moreover, the laws and policies on third-party service providers that the federal banking agencies implement impose additional compliance burdens on BankPlus and potential liability exposure. If BancPlus is unable to efficiently replace ineffective service providers, or if it experiences a significant, sustained, or repeated system failure or service denial, it could compromise its ability to operate effectively, damage its reputation, result in a loss of customer business, and subject it to additional regulatory scrutiny and possible financial liability, any of which could have an adverse effect on its business, financial condition or results of operations.

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

The preparation of BancPlus’ financial statements requires it to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies are inherently based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally estimated. These critical accounting policies include the allowance for loan losses, accounting for income taxes, the determination of fair value for financial instruments, the impairment of tax credit investments and accounting for stock-based compensation. This also includes estimates, judgments and assumptions for assessing the amortization/accretion of purchase accounting fair value differences and the impairment of long-lived assets, goodwill and other intangible assets in connection with the FTC Merger. In particular, Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” will be effective for BancPlus for annual and interim periods beginning on January 1, 2023 and will replace the incurred loss impairment methodology with the CECL methodology. The CECL methodology will require management consideration of a broader range of information to determine credit loss estimates and could result in a significant increase in the allowance for credit losses through the increased provision; result in negative adjustment to retained earnings and, correspondingly, BancPlus’ regulatory capital levels; and enhance volatility in loan loss provision and allowance levels from quarter to quarter and year to year. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if the relevant factual assumptions are accurate, BancPlus’ decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools used by management. Any such failures in BancPlus’ processes for producing accounting estimates and managing risks could have an adverse effect on its business, financial condition or results of operations.

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

In particular, at this time, BancPlus does not know and cannot reasonably quantify the impact of the transition to CECL from the current incurred loss method, although the new standard is expected to generally result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. Regulations of the federal banking agencies provide an optional CECL transition provision that allows a banking organization that experiences a reduction in retained earnings as of its CECL adoption date to elect to phase in the regulatory capital impact of that reduction over a three-year period. Under the regulations, BancPlus is required to begin the three-year transition in the first fiscal year it has adopted CECL, which for BancPlus will be 2023. As a result, the regulatory capital impact of BancPlus’ adoption of CECL will be phased in from January 1, 2023 through December 31, 2025.

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

In considering whether to make a loan secured by real property, BancPlus generally requires an appraisal of the property. However, in BancPlus’ rural markets, the ability to secure an appraisal may be difficult due to a lack of appraisers or lack of comparable transactions. An appraisal or other evaluation is only an estimate of the value of the property at the time the appraisal or evaluation is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, BancPlus may not be able to realize the full amount of any remaining indebtedness if it forecloses on and sells the relevant property. In addition, BancPlus relies on appraisals and other valuation techniques to establish the value of its OREO and personal property that it acquires through foreclosure proceedings and to determine certain loan impairments. If any of these valuations is inaccurate, BancPlus’ consolidated financial statements may not reflect the correct value of its OREO, and its allowance for loan losses may not reflect accurate loan impairments. In addition, the COVID-19 pandemic has resulted in changes to the methods and timing of appraisals of single-family homes. These changes may result in over-valuations of some properties that would increase our credit risk. Any such inaccurate valuations could have an adverse effect on BancPlus’ business, financial condition or results of operations.

5. Compliance and Regulatory Risks

BancPlus is subject to environmental liability risk associated with its lending activities.

In the course of its business, BancPlus may purchase real estate, or it may foreclose on and take title to real estate. As a result, BancPlus could be subject to environmental liabilities with respect to these properties. BancPlus may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if BancPlus is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could cause an adverse effect on BancPlus’ business, financial condition or results of operations.

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

BancPlus’ independent registered public accounting firm is not required by Public Company Accounting Oversight Board standards to formally attest to the effectiveness of BancPlus’ internal control over financial reporting until after BancPlus is no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), but no later than December 31, 2025. At such time, BancPlus’ independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which BancPlus’ internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on BancPlus’ business and results of operations and could cause a decline in the value of its common stock.

BancPlus’ use of third-party vendors and its other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

BancPlus regularly uses third-party vendors in its business, and it relies on some of these vendors for critical functions including, but not limited to, its core processing function and mortgage broker relationships. Third-party relationships are subject to demanding regulatory requirements and attention by bank regulators, and these regulatory expectations may change, and potentially become more rigorous in certain ways, due to an interagency effort to replace existing guidance on the risk management of third-party relationships with new guidance. BancPlus expects its regulators to hold BancPlus responsible for deficiencies in its oversight or control of its third-party vendor relationships and in the performance of the parties with which it has these relationships. As a result, if BancPlus’ regulators conclude that it has not exercised adequate oversight and control over its third-party vendors or that such vendors have not performed adequately, BancPlus could be subject to administrative penalties or fines as well as requirements for consumer remediation, any of which could have an adverse effect on its business, financial condition or results of operations. Reliance by third-party vendors on remote working relationships with their employees may affect the vendors’ ability to satisfy regulatory standards and to provide services to us.

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

BancPlus and BankPlus are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of its operations. These laws and regulations are generally intended to protect customers, depositors, the DIF and the overall financial stability of the United States, rather than shareholders or counterparties. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which BancPlus and BankPlus can engage, limit the dividends or distributions that BankPlus can pay to BancPlus, and that BancPlus can pay to its shareholders, and impose certain specific accounting requirements on BancPlus that may be more restrictive and may result in greater or earlier charges to earnings or reductions in BancPlus’ capital than GAAP would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. BancPlus’ failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject BancPlus to restrictions on its business activities, fines and other penalties, any of which could adversely affect its results of operations, capital base and the value of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive. Any of these laws and regulations, and the supervisory framework applicable to BancPlus’ industry, could have an adverse effect on its business, financial condition or results of operations.

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

If BankPlus does not meet certain minimum capital requirements as described in Note 19 Regulatory Matters to our Consolidated Financial Statements, it will be subject to prompt corrective action by the FDIC. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. While BancPlus is not subject to formal capital planning requirements at its size, it prepares a capital plan. Even if BancPlus satisfies the objectives of its capital plan and meets minimum capital requirements, it is possible that BancPlus’ regulators may ask it to raise additional capital.

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

The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under fair lending laws and regulations could result in a wide variety of direct or indirect negative consequences, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have an adverse effect on BancPlus’ business, financial condition or, results of operations.

In addition, financial institutions face scrutiny on actions and policies that are deemed to adversely impact consumers under the Dodd-Frank Act’s prohibition against unfair, deceptive or abusive acts and practices and Section 5 of the Federal Trade Commission Act’s prohibition against unfair or deceptive acts and practices. Bank regulators, including the CFPB, are responsible for enforcing these prohibitions against banking organizations. These prohibitions have been applied to prohibit perceived customer abuse in connection with a range of products, services, and practices, including account openings and fees charged where inadequate or no services are rendered but for which charges were imposed, as well as other instances where consumers may have been misled through bank disclosures. In addition, the enforcement priorities of the agencies enforcing consumer protection laws have evolved over time and may continue to do so.

Federal and state banking agencies periodically conduct examinations of BancPlus’ business, including compliance with laws and regulations, and its failure to comply with any supervisory actions to which it is or becomes subject as a result of such examinations could result in regulatory action or penalties.

The Federal Reserve, the FDIC, and the MDBCF periodically conduct examinations of BancPlus’ business, including its compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that BancPlus’ financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of its operations had become unsatisfactory, or that BancPlus and/or BankPlus were in violation of any law or regulation, the agency may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in BancPlus’ capital, to restrict its growth, to assess civil monetary penalties against it or BankPlus or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors (among other conditions), to terminate BankPlus’ deposit insurance and place it into receivership or conservatorship. Any such regulatory action could have an adverse effect on BancPlus’ business, financial condition or results of operations.

New activities and expansion require regulatory approvals, and failure to obtain them may restrict BancPlus’ growth.

From time to time, BancPlus may complement and expand its business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, BancPlus must receive state and federal regulatory approval before it can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, BancPlus’ financial condition, its future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the record of the parties’ depository institution subsidiaries under the CRA and the effectiveness of the parties in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to BancPlus, or at all. BancPlus may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to BancPlus or, if acceptable to BancPlus, may reduce the benefit of any acquisition.

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

The performance of a bank under the CRA in meeting the credit needs of its community is a factor that must be taken into consideration when the federal banking agencies evaluate applications related to mergers and acquisitions, as well as branch opening and relocations. If BankPlus is unable to maintain at least a “Satisfactory” CRA rating, its ability to complete the acquisition of another financial institution or open a new branch will be adversely impacted. If BankPlus received an overall CRA rating of less than “Satisfactory,” the FDIC would not re-evaluate its rating until its next CRA examination, which may not occur for several more years, and it is possible that a low CRA rating would not improve in the future. BankPlus received a rating of “Outstanding” in its most recent CRA performance evaluation, as of March 22, 2021.

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

Additionally, consumer protection initiatives or changes in state or federal law, including the CARES Act and its automatic loan forbearance provisions, may substantially increase the time and expenses associated with the foreclosure process or prevent BancPlus from foreclosing at all. While historically the states in which BancPlus operates have had foreclosure laws that are favorable to lenders, a number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, and BancPlus cannot be certain that the states in which it operates will not adopt similar legislation in the future. Additionally, federal regulators have prosecuted a number of mortgage servicing companies for alleged consumer law violations. If additional new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such laws or regulations could have an adverse effect on BancPlus’ business, financial condition or results of operation.

An expansion of federal, state and local regulations and/or changes in the licensing of loan servicing, collections or other aspects of BancPlus’ business and sales of loans to third parties may increase the cost of compliance and the risks of noncompliance and subject BancPlus to litigation.

BancPlus services consumer loans it holds on its balance sheet. The servicing of consumer loans is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws, including the CARES Act, that restrict loan servicing activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, BancPlus may incur additional significant costs to comply with such requirements, which may further adversely affect BancPlus. In addition, were BancPlus to be subject to regulatory investigation or regulatory action regarding BancPlus’ loan modification and foreclosure practices, this could have an adverse effect on BancPlus’ business, financial condition or results of operation.

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

The deposits of BankPlus are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. BankPlus’ regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels, other financial measurements and the level of supervisory concern that it poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions, and we cannot predict what insurance assessments will be in the future. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown very rapidly while the funds in the DIF have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan on September 15, 2020, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. Under the restoration plan, the FDIC will continue to closely monitor the factors that affect the DIF reserve ratio and maintain its current schedule of assessment rate. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce BancPlus’ profitability or limit its ability to pursue certain business opportunities, which could materially and adversely affect BancPlus’ business, financial condition or results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect BancPlus’ business, financial condition and results of operations.

In addition to being affected by general economic conditions, BancPlus’ earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although the Federal Reserve has suggested that it may take steps to raise interest rates in 2022 and also has indicated that it expects it will soon be appropriate to raise the target range of the federal funds rate, changes to its monetary policy and the timing of them are not certain. The effects of such policies upon BancPlus’ business, financial condition or results of operations cannot be predicted.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions the commercial real estate loans of which exceed certain percentages of capital may have commercial real estate concentration risk and will be subject to further regulatory scrutiny with respect to their risk management practices for commercial real estate lending. Based on BancPlus’ commercial real estate concentration as of December 31, 2021, it does not have concentration levels that warrant additional scrutiny under the guidance. Increases in BancPlus’ commercial real estate lending, particularly as BancPlus expands into metropolitan markets and makes more of these loans, could subject BancPlus to additional supervisory scrutiny. BancPlus cannot guarantee that any risk management practices it implements will be effective to prevent losses relating to its commercial real estate portfolio. Management has implemented controls to monitor BancPlus’ commercial real estate lending concentrations, but BancPlus cannot predict the extent to which this guidance will impact its operations or capital requirements. In addition, BancPlus’ capital requirements could increase to the extent its commercial real estate loans are deemed to be “high volatility commercial real estate exposures,” as defined in capital adequacy regulations.

Rulemaking changes implemented by the CFPB could result in higher regulatory and compliance costs that may adversely affect BancPlus’ business.

The Dodd-Frank Act established the CFPB, which has the authority to implement, examine and enforce compliance with federal consumer financial protection laws that apply to banking institutions and certain other companies. Because BankPlus has assets of less than $10.0 billion, its primary federal regulator, the FDIC, continues to examine and enforce BankPlus’ compliance with consumer financial protection laws. However, the CFPB has rulemaking authority, including with respect to prohibiting unfair, deceptive or abusive acts or practices, that affects banks of any size. The approach of the CFPB to interpretation and enforcement of the consumer financial protection laws has varied considerably over the years depending on its leadership, and it is difficult to predict what actions the CFPB may take in the future. Such actions could result in changes to pricing, practices, products and procedures, and could also result in increased costs related to regulatory oversight, supervision and examination. These changes could have an adverse effect on BancPlus’ business, financial condition or results of operations.

Reforms to and uncertainty regarding LIBOR may adversely affect our business.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which ended on December 31, 2021). Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to BancPlus. The U.S. federal banking agencies have encouraged banks to transition away from LIBOR by no later than December 31, 2021 and to ensure existing contracts have robust fallback language that includes a clearly defined alternative reference rate, and have emphasized the expectation that supervised institutions with LIBOR exposure continue to progress toward an orderly transition away from LIBOR.

The Federal Reserve, based on the recommendations of the Federal Reserve Bank of New York’s Alternative Reference Rate Committee, has begun publishing the SOFR, which is intended to replace LIBOR. Additionally, on April 6, 2021, the State of New York adopted legislation that provides for the substitution of SOFR in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued. Although SOFR appears to be the preferred replacement rate for LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. SOFR differs from LIBOR in a number of respects, including that SOFR is deemed a credit risk-free rate while LIBOR incorporates an evaluation of credit risk. In addition, the SOFR methodology has not been tested for an extended period of time, which may limit market acceptance of the use of SOFR.

BancPlus is currently evaluating potential replacements for LIBOR including BSBY, a benchmark developed by Bloomberg Index Services, AMERIBOR, a benchmark developed by the American Financial Exchange, and SOFR. The transition from LIBOR to an alternative reference rate, if not sufficiently planned for and managed by BancPlus, could adversely affect BancPlus’

business, financial condition or results of operation by, among other things, resulting in BancPlus incurring significant expenses in effecting the transition and subjecting BancPlus to disputes or additional scrutiny in connection with its use of substitute indices.

6. Risks Related to Our Common Stock

There is no organized public trading market for BancPlus common stock, and there can be no assurance that a public market will develop.

There is no organized trading market for the shares of common stock of BancPlus. In connection with the FTC Merger, BancPlus had agreed with FTC to use best efforts to complete an initial underwritten public offering of its common stock within 18 months of the date and time when statutory share exchange between BancPlus and FTC became effective. However, there can be no expectation that a public market for BancPlus common stock will develop. BancPlus is subject to the reporting requirements of the Exchange Act, and, as a result, BancPlus may consider the development of a public market for its common stock

The rights of BancPlus’ common shareholders are generally subordinate to the rights of the holders of any debt instruments that BancPlus may issue and may be subordinate to the holders of any series of preferred stock that BancPlus may issue in the future.

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

The BancPlus Articles of Incorporation (the “BancPlus articles”) authorize the BancPlus board of directors to issue in the aggregate up to ten million shares of its preferred stock, and to determine the terms of each issue of preferred stock and any indebtedness without shareholder approval. Accordingly, you should assume that any shares of preferred stock and any indebtedness that BancPlus may issue in the future will also be senior to its common stock. As a result, holders of BancPlus common stock bear the risk that BancPlus’ future issuances of debt or equity securities or BancPlus’ incurrence of other borrowings may negatively affect the value of BancPlus common stock.

BancPlus’ dividend policy may change without notice, and its future ability to pay dividends is subject to restrictions.

Holders of BancPlus common stock are entitled to receive only such cash dividends as the board of directors may declare out of funds legally available for the payment of dividends. However, the amount and frequency of cash dividends, if any, will be determined by the BancPlus board of directors after consideration of a number of factors, including, but not limited to: (1) BancPlus’ historical and projected financial condition, liquidity and results of operations; (2) BancPlus’ capital levels and needs; (3) any acquisitions or potential acquisitions that BancPlus is considering; (4) contractual, statutory and regulatory prohibitions and other limitations; (5) general economic conditions; and (6) other factors deemed relevant by the BancPlus board of directors. BancPlus’ ability to pay dividends may also be limited on account of BancPlus’ outstanding indebtedness, as it generally must make payments on its junior subordinated debentures and its outstanding indebtedness before any dividends can be paid on BancPlus’ common stock. Finally, because BancPlus’ primary asset is its investment in the stock of BankPlus, BancPlus is dependent upon dividends from BankPlus to pay its operating expenses, satisfy its obligations and pay dividends on BancPlus common stock, and BankPlus’ ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the board of directors of BankPlus. There are numerous laws and banking regulations and guidance that limit BancPlus’ and BankPlus’ ability to pay dividends. Therefore, there can be no assurance that BancPlus will pay any dividends to holders of its common stock, or as to the amount of any such dividends.

BancPlus’ corporate governance documents, and certain corporate and banking laws applicable to BancPlus, could make a takeover more difficult, which could adversely affect the value of BancPlus common stock.

Certain provisions of the BancPlus articles and the BancPlus By-Laws (the “BancPlus bylaws”) as well as corporate and federal banking laws, could make it more difficult for a third party to acquire control of BancPlus’ organization or conduct a proxy contest, even if those events were perceived by many of BancPlus’ shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to BancPlus:

•enable the BancPlus board of directors to issue additional shares of authorized, but unissued capital stock without further shareholder approval;
•enable the BancPlus board of directors to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board of directors;

•enable the BancPlus board of directors to increase the size of the board of directors and to fill vacancies caused by an increase in the number of directors, a director’s removal, resignation, death, failure to qualify, or any other cause;
•divide the BancPlus board of directors into three classes serving staggered three-year terms;
•do not provide for cumulative voting in the election of directors;
•enable the BancPlus board of directors to amend the BancPlus bylaws without shareholder approval;
•require a two-thirds vote of BancPlus shareholders to modify the sections of the BancPlus articles addressing the number, term and removal of its directors, the filling of vacancies on the BancPlus board of directors, the calling of special meetings of shareholders, limitations on certain personal liabilities of directors, director and officer indemnification and the amendment, adoption, alternation or repeal of the BancPlus bylaws;
•do not permit informal shareholder action by less than unanimous written consent;
•prohibit shareholders from calling special meetings;
•establish an advance notice procedure for director nominations and other shareholder proposals; and
•require prior regulatory application and approval of any transaction involving control of its organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which BancPlus shareholders might otherwise receive a premium over the value of BancPlus shares.

The BancPlus bylaws designate the Madison County Chancery Court of the State of Mississippi as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by BancPlus shareholders, which could limit BancPlus shareholders’ ability to obtain a favorable judicial forum for disputes with BancPlus or its directors, officers or employees.

The BancPlus bylaws provide that, unless BancPlus consents in writing to the selection of an alternative forum, the Madison County Chancery Court of the State of Mississippi will be the sole and exclusive forum for (i) any derivative action or proceeding brought on BancPlus’ behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of BancPlus to BancPlus or its shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Mississippi Business Corporation Act, or (iv) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of BancPlus will be deemed to have notice of and consented to the provisions of the BancPlus bylaws described in the preceding sentence provided, however, that shareholders will not be deemed to have waived BancPlus’ compliance with the federal securities laws and the rules and regulations thereunder. BancPlus has chosen the Madison County Chancery Court of the State of Mississippi as the exclusive forum for such causes of action because its principal executive offices are located in Ridgeland, Mississippi. BancPlus recognizes that the federal district court forum selection clause may impose additional litigation costs on shareholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the shareholders do not reside in or near Mississippi. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with BancPlus or its directors, officers or employees, which may discourage such lawsuits against BancPlus and such persons. Alternatively, if a court were to find these provisions of the BancPlus bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, BancPlus may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition or results of operations. The Madison County Chancery Court of the State of Mississippi may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to BancPlus than BancPlus shareholders. BancPlus’ forum selection provision is not intended to apply to claims arising under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. To the extent the provision could be construed to apply to such claims, there is uncertainty as to whether a court would enforce the provision in such respect, and BancPlus shareholders cannot waive BancPlus’ compliance with federal securities laws and the rules and regulations thereunder.

There are substantial regulatory limitations on changes of control of bank holding companies that may discourage investors from purchasing shares of BancPlus common stock.

With limited exceptions, federal regulations generally prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (or more than 5% if the acquirer is a bank holding company) of any class of BancPlus’ voting stock or obtaining the ability to control in any manner the election of a majority of the directors or otherwise direct the management or policies of BancPlus without prior notice or application to, and the approval of, the Federal Reserve. Companies investing in banks and bank holding companies receive additional review and may be required to become bank holding companies, and therefore become subject to regulatory supervision. Accordingly, prospective investors must be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of BancPlus common stock. These provisions could discourage third parties from seeking to acquire significant interests in BancPlus or in attempting to acquire control of BancPlus, which, in turn, could materially and adversely affect the value of BancPlus common stock.

Because BancPlus has elected to use the extended transition period for complying with new or revised accounting standards for an emerging growth company, BancPlus’ consolidated financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.

BancPlus has elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows BancPlus to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, BancPlus’ consolidated financial statements may not be comparable to companies that comply with these accounting standards and investors may have difficulty evaluating or comparing BancPlus’ business, financial results or prospects in comparison to other public companies. This may have a negative impact on the value and liquidity of BancPlus common stock. BancPlus cannot predict if investors will find its common stock less attractive because BancPlus plans to rely on this exemption.

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

7. General Risk Factors

The COVID-19 pandemic and the impact of actions to mitigate it have affected, and could continue to adversely affect, BancPlus’ business, financial condition or results of operations.

Federal, state and local governments enacted or otherwise imposed various restrictions in an attempt to limit the spread of COVID-19. Such measures disrupted economic activity and contributed to job losses and reductions in consumer business and spending. Even as state and local governments begin to re-open businesses and relax restrictions, these changes have had, and may continue to have, a significant adverse effect on the markets in which BancPlus conducts its business and the demand for its products and services. A possible resurgence of the COVID-19 pandemic or additional waves of infections and variants thereof, may adversely affect the re-opening process.

In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates (which BancPlus expects will likely remain low in the near term) and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, current and prior presidential administrations, Congress, various federal agencies and state governments took measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act, which was enacted on March 27, 2020, the Consolidated Appropriations Act, 2021, which was enacted on December 27, 2020, and the American Rescue Plan Act of 2021, which was enacted on March 11, 2021. The CARES Act provided wide-ranging economic relief for individuals and businesses impacted by COVID-19, and the Consolidated Appropriations Act, 2021 and American Rescue Plan Act of 2021 extended some of these relief provisions in certain respects as well as provided other forms of relief.

The CARES Act established and provided $349 billion in funding for the PPP, a loan program administered by the SBA. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals were able to apply for forgivable loans from enrolled lenders, subject to numerous limitations and eligibility criteria. On April 24, 2020, Congress enacted the Enhancement Act to, among other things, increase the available funding under the first round of the PPP by $310 billion to a total of $659 billion. The Paycheck Protection Program Flexibility Act of 2020, enacted on July 5, 2020, extended the deadline for first round PPP loan applications to August 8, 2020 and made the terms of PPP loans and loan forgiveness more flexible. The Consolidated Appropriations Act, 2021, provided additional funding for the PPP of approximately $284 billion and allows eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. The American Rescue Plan Act expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. On March 30, 2021, the PPP Extension Act, which extended the deadline to apply for a PPP loan through May 31, 2021, was signed into law. BancPlus accepted PPP applications and originated loans to qualified small businesses under the program.

Additionally, provisions of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and interagency guidance of the federal banking agencies, provided financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs to account for the effects of COVID-19. All of the federal banking regulatory agencies have encouraged lenders to extend additional loans and otherwise work with borrowers affected by the pandemic.

The CARES Act and the Consolidated Appropriations Act, 2021, also included a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Federal Reserve and other federal agencies may or are required to implement. Among other provisions, sections 4022 and 4023 of the CARES Act provide mortgage loan forbearance relief to certain borrowers experiencing financial hardship during the COVID-19 emergency.

The full impact on BancPlus’ lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain. BancPlus faces an increased risk of litigation and governmental, regulatory, and third-party scrutiny as a result of the effects of COVID-19 on economic conditions and actions governmental authorities take in response to these conditions, such as the PPP, are complex and BancPlus’ participation may lead to additional litigation and regulatory scrutiny, negative publicity and damage to its reputation.

While the impact of the COVID-19 pandemic has begun to decrease in significance, its economic effects on financial markets and key market indices continue to impact overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption caused increased market volatility and led to an economic recession and a significant decrease in consumer confidence and business generally, the long term effects of which remain uncertain. The continuation of these conditions and the effects of the COVID-19 pandemic, including due to a resurgence of the pandemic or additional waves of infections and variants thereof, as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, has adversely affected BancPlus’ results of operations and financial condition, and can be expected to further adversely impact BancPlus’ businesses and results of operations and the operations of BancPlus’ borrowers, customers and business partners. In particular, these events have had, and/or can be expected to continue to have the following effects, among others:

•impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies and modifications to loans;
•impair the value of collateral securing loans;
•impair the value of our securities portfolio;
•require a significant increase in our allowance and provision for loan losses, and the possibility of additional loan losses;
•adversely affect the stability of our deposit base or otherwise impair our liquidity;
•reduce our revenues from fee-based services, including wealth management, and the demand for our products and services;
•create stress on our operations and systems associated with our participation in the PPP as a result of receiving and processing forgiveness applications;
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
•changes in local, regional and global business, including employment levels and supply chain shortages and;

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

Our results of operations have been adversely affected by the factors described above. For example, at December 31, 2021, these factors had resulted in 1,714 temporary loan modifications, totaling approximately $671.0 million, or 19% of total loans. As of December 31, 2021, two loans totaling $14.0 million, or 0.4% of the Company’s loan portfolio, were still in deferment. Although the ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, nor the pace of continued economic recovery when the COVID-19 pandemic subsides, the decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to COVID-19 is likely to result in an adverse effect on our business, financial condition and results of operations in future periods and may heighten many of our other known risks as described herein.

BancPlus’ business strategy includes growth, and our business, financial condition and results of operations could be negatively affected if BancPlus fails to grow or fails to manage growth effectively.

BancPlus’ business has grown at a steady pace, but it may not be able to maintain its historical rate of growth, which could have an adverse effect on its ability to successfully implement its business strategy. BancPlus’ primary strategy focuses on organic growth, supplemented by acquisitions of banking teams or other financial institutions. BancPlus may be unable to execute on aspects of its growth strategy to sustain its historical rate of growth, or BancPlus may be unable to grow at all. Various factors, such as economic conditions and competition, may impede or prohibit the growth of BancPlus’ operations, the opening of new branches and the consummation of acquisitions. The success of BancPlus’ strategy also depends on its ability to effectively manage growth, which is dependent upon a number of factors, including its ability to adapt existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If BancPlus fails to build infrastructure sufficient to support rapid growth or fails to implement one or more aspects of its strategy, it may be unable to maintain historical earnings trends, which could have an adverse effect on its business, financial condition or results of operations.

In particular, BancPlus’ business strategy includes evaluating strategic opportunities to grow through de novo branching, and it believes that banking location expansion has been meaningful to its growth since inception. Over the last five years, BancPlus has entered two new markets where it opened five new locations. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking location and successfully integrate and promote BancPlus’ corporate culture; poor market reception for de novo banking locations established in markets where BancPlus does not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with BancPlus’ growth through de novo branching could have an adverse effect on its business, financial condition or results of operations.

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
•the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on its results of operations;
•the ability to successfully integrate acquired businesses; and
•the maintenance of adequate regulatory capital.

BancPlus may not properly ascertain all such risks prior to an acquisition or prior to such a risk impacting BancPlus while integrating an acquired company. As a result, difficulties encountered with acquisitions could have an adverse effect on BancPlus’ business, financial condition or results of operations.

New lines of business, products, product enhancements or services may subject BancPlus to additional risks.

From time to time, BancPlus implements new lines of business, or offers new products and product enhancements as well as new services within its existing lines of business, and it will continue to do so in the future. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, BancPlus may invest significant time and resources, but BancPlus may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of new lines of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of BancPlus’ system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have an adverse effect on BancPlus’ business, financial condition or results of operations.

BancPlus relies heavily on its executive management team and other key personnel, and the loss of any of these individuals could adversely impact its business or reputation.

BancPlus’ success depends in large part on the performance of its key personnel, including bankers, as well as on its ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Qualified individuals are in high demand, and BancPlus may incur significant costs to attract and retain them. BancPlus may face difficulties in recruiting and retaining bankers of its desired caliber, including as a result of competition from other financial institutions. In particular, many of BancPlus’ competitors are significantly larger with greater financial resources and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, BancPlus may incur significant expenses and expend significant time and resources on training, integration and business development before it is able to determine whether new bankers or other key personnel will be profitable or effective. BancPlus may not be successful in retaining its key personnel, and the unexpected loss of services of one or more of its key personnel could have an adverse effect on its business because of their skills, knowledge of and business relationships within BancPlus’ primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of BancPlus’ key personnel should become unavailable for any reason, BancPlus may not be able to identify and hire qualified persons on terms acceptable to BancPlus, or at all, which could have an adverse effect on its business, financial condition or results of operations.

BancPlus’ ability to maintain its reputation is critical to the success of its business.

BancPlus has benefited from strong relationships with and among its customers. As a result, its reputation is one of the most valuable components of its business. BancPlus’ growth over the past several years has depended on attracting new customers from competing financial institutions and increasing its market share, primarily by its involvement in its primary markets and word-of-mouth advertising, rather than on growth in the market for banking services in its primary markets. As such, BancPlus strives to enhance its reputation by recruiting, hiring and retaining employees who share its core values of being an integral part of the communities it serves and delivering superior service to its customers. If BancPlus’ reputation is negatively affected by the actions of its employees; litigation or regulatory actions; compliance failures; any perceived weakness in its financial strength or liquidity; technological, cybersecurity or other security breaches resulting in improper disclosure of client or personal information; or otherwise, its existing relationships may be damaged. BancPlus could lose some of its existing customers, including groups of large customers who have relationships with each other, and BancPlus may not be successful in attracting new customers. Any such developments could have an adverse effect on BancPlus’ business, financial condition or results of operations. In addition, in the event BancPlus determines it to be in its best financial interest to close branches, BancPlus could suffer reputational damage, including from potential community opposition, as well as loss of customers who choose not to transfer business to a different branch. In addition, there is a financial risk that the retired branch real estate could not be sold without loss.

BancPlus is subject to claims, litigation, and regulatory actions in the ordinary course of banking and lending.

BancPlus may become involved in litigation matters in the ordinary course of business. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, BancPlus may in the future be subject to consent orders or other enforcement actions by its regulators. BancPlus may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding its current and/or prior business activities. Any such legal or regulatory actions may subject BancPlus to substantial compensatory or punitive damages, significant fines, penalties, obligations to change its business practices or other requirements resulting in increased expenses, diminished income and damage to its reputation. BancPlus’ involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in its favor, could also cause significant harm to its reputation and divert management’s attention from the operation of its business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. For example, BancPlus is subject to litigation related to intellectual property. Banking and other financial services companies, such as BancPlus’, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, BancPlus may have to engage in protracted litigation. Such litigation is often expensive, time-consuming and disruptive to BancPlus’ operations and distracting to management. The outcome of legal and regulatory actions could have an adverse effect on BancPlus’ business, financial condition or results of operations.

Unauthorized access, cyber-crime and other threats to data security may subject BancPlus to regulatory action or penalties, require significant resources, harm BancPlus’ reputation, and otherwise cause harm to its business.

BancPlus’ business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that it maintains and in those maintained by third parties with whom BancPlus contracts to provide data services. BancPlus also maintains important internal company data such as personally identifiable information about its employees and information relating to its operations. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing BancPlus to additional costs for protection or remediation and competing time constraints to secure its data in accordance with customer expectations and statutory and regulatory privacy and other requirements. It is difficult or impossible to defend against every risk posed by changing technologies, as well as criminals that are intent on committing cyber-crime. The increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by BancPlus’ information technology department and its other employees and vendors could prove inadequate. BancPlus could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs, other technical malfunctions, or other causes. As a result of any of these threats, BancPlus’ customer accounts may become vulnerable to account takeover schemes or cyber-fraud. BancPlus’ systems and those of its third party vendors may also become vulnerable to damage or disruption due to circumstances beyond its or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, viruses and malware.

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

Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. For example, a final rule that the federal banking agencies issued in November 2021, for which the compliance date is May 1, 2022, requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. Ensuring that BancPlus’ collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase its costs. Furthermore, BancPlus may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with BancPlus, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or other were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), BancPlus could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of BancPlus’ measures to safeguard personal information, or even the perception that such measures are inadequate, could cause BancPlus to lose customers or potential customers for its products and services and thereby reduce its revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject BancPlus to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage its reputation and otherwise materially and adversely affect its business, financial condition, or results of operations.

A breach of BancPlus’ security that results in unauthorized access to its data could expose it to a disruption or challenges relating to its daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on BancPlus’ business, financial condition or results of operations. Such financial losses incurred may not be covered under applicable general liability insurance coverage or current cyber-insurance coverages. The insurance market for policies to cover cyber-related fraud is in constant flux and there is no assurance adequate coverage has been or may be obtained.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

BancPlus’ executive offices and those of BankPlus are located at 1068 Highland Colony Parkway, Ridgeland, Mississippi 39157 and as of December 31, 2021 we operated 79 branch offices in Mississippi, Louisiana, and Alabama.

As of December 31, 2021 BankPlus owned 73 of its banking centers. The remaining facilities are occupied under lease agreements, terms of which range from 1 to 48 years. BancPlus believes that its banking and other offices are in good condition and are suitable and adequate to its needs.

ITEM 3. LEGAL PROCEEDINGS

On March 20, 2019, a complaint (the “Complaint”), Mills v. BankPlus, et al., Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as Court-appointed Receiver for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”), naming BankPlus, three former BankPlus employees, one then-current BankPlus employee and other defendants, including defendants affiliated and unaffiliated with BankPlus (“Defendants”). The Complaint seeks to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber. A brief description of the cause of action on the cover sheet filed with the Complaint includes securities, civil conspiracy, aiding and abetting, negligence, and other possible causes of action. The amount of damages (including punitive damages) requested against the Defendants in the Complaint is unspecified. On January 4, 2021, the plaintiff, Mills, filed an Amended Complaint. Answers and/or Motions to Dismiss the Amended complaint were filed by the Defendants. On July 8, 2021, the Court denied the Motion to Dismiss filed by BankPlus. A related motion for reconsideration was filed by BankPlus on August 9, 2021. On September 30, 2021, an order was entered to consolidate for purposes of discovery this case (No. 3:19-cv-00196-CWR-FKB) with three other related cases filed by Mills, the Receiver. A Case Management Order (No.: 3:22-cv-36-CWRFKB) was entered on January 31, 2022 for the sole purpose of managing consolidated discovery in the four related cases.

In addition to the above, the Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

There is no public trading market for BancPlus common stock. At February 25, 2022 there were 1,043 holders of record of our common stock as reported by our transfer agent. Because there have been no recent private sales of BancPlus common stock of which BancPlus is aware, no recent price data regarding BancPlus common stock is available.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

Issuer Purchases of Equity Securities

Not applicable.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2021 that were not registered under the Securities Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of BancPlus’ financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this report.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Its wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of December 31, 2021, we operated 79 branch offices across Mississippi, Louisiana, and Alabama. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a diversified, stable deposit mix and a diversified loan portfolio. As of December 31, 2021, we had $4.622 billion of total deposits, and our deposit base consisted of 96.3% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 0.17%. Our loan portfolio was comprised of 76.4% commercial loans and 23.6% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi MSA as of June 30, 2021, and we believe we are well-positioned for future growth.
2021 Fiscal Year Highlights

•Net income for the year ended December 31, 2021 was $56.5 million compared with $39.2 million for the same period of 2020
•Diluted earnings per share for the year ended December 31, 2021 were $5.62, compared with $4.14 for the same period of 2020
•Net interest income was $168.1 million for the year ended December 31, 2021 compared with $152.0 million for the same period of 2020
•Total loans held for investment were $3.619 billion at December 31, 2021 compared with $3.379 billion at December 31, 2020
Recent Developments
First Trust Corporation

Effective March 1, 2022, we completed the previously announced FTC Merger. See Note 2 Business Combinations to our Consolidated Financial Statements for more information on this merger.

First Horizon Loan

On February 25, 2022, the Company entered into a Loan Agreement with First Horizon Bank pursuant to which First Horizon Bank will provide the Company a revolving credit facility in the amount of up to $20.0 million. The revolving credit facility is collateralized by all of the outstanding shares of BankPlus common stock. The revolving credit facility matures on February 25, 2024. The revolving credit facility bears interest at the prime rate of interest as reported in The Wall Street Journal published daily, subject to a minimum of 3.25%.

Assumption of Subordinated Notes

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “Subordinated Notes”). The Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable quarterly in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the Subordinated Notes in whole upon certain other events. The Subordinated Notes are not subject to redemption at the option of the holder. The Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes.

Results of Operations
The following discussion of BancPlus’ results of operations compares the year ended December 31, 2021 to the year ended December 31, 2020.
Net Income

Net income for the years ended December 31, 2021 and 2020 was $56.5 million and $39.2 million, respectively. BancPlus’ annualized return on average assets for the years ended December 31, 2021 and 2020 was 1.13% and 0.94%, respectively. BancPlus’ annualized return on average equity for the years ended December 31, 2021 and 2020 was 14.99% and 12.18%, respectively.
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

For the year ended December 31, 2021, net interest income was $168.1 million, an increase of $16.1 million, or 10.6%, compared to net interest income of $152.0 million for the year ended December 31, 2020. The increase in net interest income was primarily the result of increased interest-earning assets as a result of organic loan growth and the increase in our securities portfolio in the during the year ended December 31, 2021.

Net interest margin for the year ended December 31, 2021 decreased 38 basis points to 3.59% from 3.97% for the same period of 2020 as the result of the lower interest rate environment during the year ended December 31, 2021.
Our average interest earning assets at December 31, 2021, increased $853.8 million, or 22.29%, to $4.685 billion from $3.831 billion at December 31, 2020. BancPlus’ average interest-bearing liabilities at December 31, 2021 increased $486.6 million, or 17.65%, to $3.243 billion from $2.757 billion at December 31, 2020. This increase in BancPlus’ average interest-earning assets and interest-bearing liabilities was primarily due to organic loan growth and increases in our securities portfolio, as well as our previously disclosed merger with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020. The ratio of BancPlus’ average interest earning assets to average interest-bearing liabilities was 144.5% and 139.0% for the years ended December 31, 2021 and 2020, respectively.
BancPlus’ average interest earning assets produced a tax-equivalent yield of 3.87% for the year ended December 31, 2021 compared to 4.45% for the year ended December 31, 2020, respectively. The average rate paid on interest-bearing liabilities was 0.40% for the year ended December 31, 2021 compared to 0.67% for the year ended December 31, 2020. These year over year decreases in yields reflect the low interest rate environment during the year ended December 31, 2021.
Average Balances and Yields
The following tables show, for the years ended December 31, 2021 and 2020, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Years Ended December 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (1)	Average Balance	Interest & Fees	Yield / Rate (1)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$576,819	$713	0.12%	$302,883	$1,118	0.37%
Federal funds sold	5,288	11	0.21%	49,511	260	0.53%
	582,107	724	0.12%	352,394	1,378	0.39%
Investment securities:
Taxable investment securities	490,094	8,122	1.66%	331,198	6,967	2.10%
Tax-exempt investment securities	117,547	1,899	1.62%	103,989	2,470	2.38%
Total securities	607,641	10,021	1.65%	435,187	9,437	2.17%
Loans (2)	3,492,029	170,412	4.88%	3,039,884	159,678	5.25%
Federal Home Loan Bank stock	3,526	20	0.57%	3,996	46	1.15%
Total interest earning assets	4,685,303	181,177	3.87%	3,831,461	170,539	4.45%
Noninterest earning assets	326,709			325,195
Total assets	$5,012,012			$4,156,656

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,453,493	$2,920	0.20%	$1,191,857	$5,899	0.49%
Savings and money market deposits	996,420	879	0.09%	806,652	2,300	0.29%
Time deposits	652,247	3,621	0.56%	637,781	5,956	0.93%
Federal funds purchased	—	—	—%	150	2	1.33%
FHLB advances	20,552	312	1.52%	21,831	318	1.46%
Other borrowings	9,443	368	3.90%	15,146	588	3.88%
Subordinated debentures	111,297	4,963	4.46%	83,429	3,453	4.14%
Total interest-bearing liabilities	3,243,452	13,063	0.40%	2,756,846	18,516	0.67%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,337,985			1,009,427
Other noninterest-bearing liabilities	53,872			68,759
Total noninterest-bearing liabilities	1,391,857			1,078,186
Shareholders’ equity (3)	376,703			321,624
Total liabilities and shareholders’ equity	$5,012,012			$4,156,656
Net interest income/net interest margin (4)		168,114	3.59%		152,023	3.97%
Net interest spread (5)			3.46%			3.78%
Taxable equivalent adjustment:
Tax-exempt investment securities (6)		602			796
Net interest income/net interest margin (4)		$168,716	3.60%		$152,819	3.99%

________________________________
(1)Yields and rates are annualized.
(2)Average loan balances include nonaccrual loans.
(3)Includes Employee Stock Ownership (“ESOP”)-owned shares.
(4)Net interest margin during the periods presented represents: (i) the difference between interest income on interest earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest earning assets for the period.
(5)Net interest spread is the yield on BancPlus’ total interest earning assets less the yield on its interest-bearing liabilities.
(6)Interest income and averages rates for tax exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2021 and 2020.

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

	Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Cash investments	$286	$(940)	$(654)
Investment securities:
Taxable investment securities	2,633	(1,478)	1,155
Tax-exempt investment securities	219	(790)	(571)
Total securities	2,852	(2,268)	584
Loans, net	22,065	(11,331)	10,734
Federal Home Loan Bank stock	(3)	(23)	(26)
Total interest earning assets	$25,200	$(14,562)	$10,638

Interest-bearing liabilities:
Interest-bearing transaction deposits	$526	$(3,505)	$(2,979)
Savings and money market deposits	167	(1,588)	(1,421)
Time deposits	80	(2,415)	(2,335)
Federal funds purchased	—	(2)	(2)
FHLB advances	(19)	13	(6)
Other borrowings	(222)	2	(220)
Subordinated debentures	1,243	267	1,510
Total interest-bearing liabilities	$1,775	$(7,228)	$(5,453)
Net interest income	$23,425	$(7,334)	$16,091

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

For the year ended December 31, 2021, the provision for loan losses was $9.1 million compared to $17.1 million for the same period of 2020, a decrease of $8.0 million, or 46.9%. The decrease is primarily attributable to improvement in economic outlook in the current year as the prior year period was impacted by uncertainty related to the COVID-19 pandemic.

Noninterest Income

Noninterest income consists of: (i) service charges on deposit accounts; (ii) mortgage origination income; (iii) debit card interchange; (iv) securities gains, net; (v) income from fiduciary activities; (vi) ATM income; (vii) brokerage and insurance fees and commissions; (viii) life insurance income; (ix) CDFI grants; and (x) other noninterest income. BancPlus’ income from service charges on deposit accounts and debit card interchange fees are largely impacted by the volume, growth and type of deposits BancPlus holds, which are impacted by prevailing market conditions for BancPlus’ deposit products, market interest rates, marketing efforts, and other factors.

Service charges on deposit accounts includes fees and miscellaneous charges on deposit products offered by BancPlus. Mortgage origination income represents the gains recorded on the sale of mortgages originated by BancPlus. Debit card interchange represents income from the use of check cards by our customers. Income from fiduciary activities includes retirement and management fee income from our wealth management group. ATM income is comprised of fees from our ATM network. Other income includes various types of income including gains on sale of other real estate owned, personalized check sales, and wire transfer fees.

Noninterest income was $75.3 million for the year ended December 31, 2021, compared to $65.8 million for the same period of 2020, an increase of $9.6 million, or 14.6%, primarily due to increases in service charges on deposit accounts of $3.4 million, or 14.9%; debit card interchange of $2.7 million, or 36.3%; income from fiduciary activities of $1.3 million, or 20.5%; ATM income of $988,000, or 18.3%; life insurance income of $4.2 million, or 176.7%; and CDFI grants of $1.4 million, or 172.3%; partially offset by a decrease in other income of $4.7 million, or 48.6%.

The following table presents the major components of noninterest income for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$26,508	$23,062	$3,446	14.9%
Mortgage origination income	8,544	8,745	(201)	(2.3)%
Debit card interchange	10,164	7,459	2,705	36.3%
Securities gains, net	14	58	(44)	(75.9)%
Income from fiduciary activities	7,569	6,280	1,289	20.5%
ATM income	6,377	5,389	988	18.3%
Brokerage and insurance fees and commissions	2,399	1,986	413	20.8%
Life insurance income	6,601	2,386	4,215	176.7%
CDFI grants	2,241	823	1,418	172.3%
Other income	4,915	9,565	(4,650)	(48.6)%
Total	$75,332	$65,753	$9,579	14.6%

Service charges on deposit accounts increased $3.4 million, or 14.9%, to $26.5 million for the year ended December 31, 2021, compared to $23.1 million for the same period of 2020. The increase was the result of the impact on the prior year period of increased customer liquidity as a result of various economic stimulus programs and reduced customer spending as a result of quarantine restrictions related to the COVID-19 pandemic.

Debit card interchange increased $2.7 million, or 36.3%, to $10.2 million for the year ended December 31, 2021, compared to $7.5 million for the same period of 2020. The increase was attributable to increased card spending and transaction levels for the year ended December 31, 2021 compared to the same period of 2020 which was negatively affected by quarantine restrictions related to the COVID-19 pandemic as well as an additional three months of income in 2021 related to the merger with SCC.

Income from fiduciary activities increased $1.3 million, or 20.5%, to $7.6 million for the year ended December 31, 2021, compared to the $6.3 million for the same period of 2020. The increase was primarily attributable to increases in assets under management as a result of higher equity markets for the year ended December 31, 2021.

ATM income increased $988,000, or 18.3%, to $6.4 million for the year ended December 31, 2021, compared to $5.4 million for the same period of 2020. The increase is primarily related to increases in ATM usage for the year ended December 31, 2021 compared to same period of 2020 which was negatively affected by quarantine restrictions related to the COVID-19 pandemic as well as an additional three months of income in 2021 related to the merger with SCC.

Life insurance income increased $4.2 million, or 176.7%, to $6.6 million for the year ended December 31, 2021, compared to $2.4 million for the same period of 2020. The increase is primarily related to death benefits paid in the current year on policies held by BancPlus.

CDFI grant income increased $1.4 million, or 172.3%, to $2.2 million for the year ended December 31, 2021 from $823,000 for the same period of 2020. This increase includes a $1.8 million grant received related to the CDFI Rapid Response Program, which was created in 2021 by the U.S. Department of the Treasury to provide capital for CDFI designated banks to respond to the economic challenges created by the COVID-19 pandemic.

Other income decreased $4.7 million, or 48.6%, to $4.9 million for the year ended December 31, 2021, compared to $9.6 million for the same period of 2020. The decrease was primarily the result of the prior year impact of $3.8 million of gains from lease sales transactions and a $1.1 million gain on bargain purchase recorded in the prior year period related to the merger with SCC.

Noninterest Expense

Noninterest expense includes: (i) salaries and employee benefits expenses; (ii) net occupancy expenses; (iii) furniture, equipment, and data processing expenses; (iv) marketing and promotional expenses; (v) other real estate expenses and losses; (vi) professional fees; and (vii) other expenses.

Salaries and employee benefits expenses includes compensation, employee benefits and tax expenses for BancPlus’ personnel. Net occupancy expenses include depreciation expense on BancPlus’ owned properties, lease expense on its leased properties and other occupancy-related expenses. Furniture and equipment expenses include depreciation and maintenance and other expenses related to its furniture, fixtures and equipment. Data processing expenses include costs related to maintenance and monitoring of its systems and expenses paid to its third-party data processing system providers. Marketing and promotional expenses include costs for advertising, promotions and sponsorships. Other real estate expenses and losses include taxes, insurance, maintenance and other expenses related to BancPlus’ foreclosed properties. Professional fees include accounting and auditing, consulting and legal fees. Other expenses include expenses associated with FDIC assessments, MDBCF assessments, communications, travel, meals, training, supplies and postage. Noninterest expenses generally increase as BancPlus grows its business. Noninterest expenses have increased commensurate with our growth over the past few years as BancPlus has grown organically and through the merger with SCC, and we expect this to continue to increase with our recently completed merger with FTC. Additionally, BancPlus has built out and modernized its operational infrastructure and implemented its plan to build an efficient, technology-driven banking operation with capacity for growth. BancPlus continues to focus efforts on supporting growth through sales efforts, product development, marketing and promotion, as well as investing in technology and its branch network, while also seeking to improve productivity and maintain appropriate cost structure and customer service levels.

For the year ended December 31, 2021, noninterest expense totaled $164.5 million, an increase of $12.2 million, or 8.0%, from $152.3 million for the year ended December 31, 2020. This increase was primarily due to increases in salaries and employee benefits expenses of $7.0 million, or 7.8%; net occupancy expenses of $1.2 million, or 8.9%; furniture, equipment and data processing of $3.3 million, or 15.4%; and other expenses of $3.3 million, or 20.1%; partially offset by a decrease in professional fees of $2.4 million, or 37.7%.

The following table presents the major components of noninterest expense for the year ended December 31, 2021 compared to the year ended December 31, 2020:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$97,455	$90,442	$7,013	7.8%
Net occupancy expenses	14,500	13,319	1,181	8.9%
Furniture, equipment and data processing expenses	24,472	21,201	3,271	15.4%
Marketing and promotional expenses	3,868	3,968	(100)	(2.5)%
Other real estate expenses and losses	842	889	(47)	(5.3)%
Professional fees	3,907	6,272	(2,365)	(37.7)%
Other expenses	19,464	16,202	3,262	20.1%
Total	$164,508	$152,293	$12,215	8.0%

Salaries and employee benefits expenses is the largest component of noninterest expense, representing 59.2% and 59.4% of total noninterest expense for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, salaries and employee benefits expense increased $7.0 million, or 7.8%, to $97.5 million as compared to $90.4 million for the year ended December 31, 2020. The increase in salaries and employee benefits expenses was primarily due to the merger with SCC in addition to normal annual salary increases for employees and increased salary-related expenses related to BancPlus’ recent core software conversion during the third quarter of 2021.

Net occupancy expenses increased $1.2 million, or 8.9%, to $14.5 million for the year ended December 31, 2021 compared to $13.3 million for the same period of 2020. The increase is primarily attributable to increased maintenance expenses in the current year period related to the upkeep of branches across our footprint.

Furniture, equipment and data processing expenses for the year ended December 31, 2021 was $24.5 million, an increase of $3.3 million, or 15.4%, compared to $21.2 million for the year ended December 31, 2020. This increase was primarily attributable to increases in depreciation, data processing and software expenses resulting from the merger with SCC in addition to expenses related to BancPlus’ software conversion during the third quarter of 2021.

Professional fees decreased $2.4 million, or 37.7%, to $3.9 million for the year ended December 31, 2021 compared to $6.3 million for the year ended December 31, 2020, primarily due to expenses incurred in the same period of 2020 related to the merger with SCC.

Other expenses increased $3.3 million, or 20.1%, to $19.5 million for the year ended December 31, 2021, compared to $16.2 million for the prior year period, primarily due to an increase in FDIC and state assessment fees as a result of increased deposits as well as the merger with SCC.
Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $13.4 million for the year ended December 31, 2021, compared to $9.2 million for the same period of 2020. BancPlus’ effective tax rate for the year ended December 31, 2021 was 19.2% compared to 19.0% for the same period of 2020.

For the year ended December 31, 2021, the increase in income tax expense and effective tax rate over the prior year period was primarily the result of larger income before taxes in the current year.

Financial Condition

The following discussion compares BancPlus’ financial condition as of December 31, 2021 to December 31, 2020.

Assets

Total assets at December 31, 2021 were $5.196 billion, an increase of $485.4 million over total assets of $4.711 billion at December 31, 2020. Total cash and cash equivalents increased $26.6 million, or 4.2%, to $664.2 million at December 31, 2021, compared to $637.5 million at December 31, 2020, primarily due to increases in interest bearing deposits with banks. Total loans increased $240.4 million, or 7.1%, to $3.619 billion at December 31, 2021, compared to $3.379 billion at December 31, 2020 as a result of organic loan growth. Investment securities increased $243.1 million, or 60.0%, from $405.1 million at December 31, 2020 to $648.3 million at December 31, 2021 as a result of increased purchases of available for sale securities.

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

As of December 31, 2021, 11.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 88.9% was classified as available for sale. As of December 31, 2020, 23.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 76.9% was classified as available for sale. Securities available for sale increased $265.2 million, or 85.2%, from $311.4 million at December 31, 2020 to $576.6 million at December 31, 2021. Early in the period, BancPlus took advantage of the steeper yield curve to invest excess liquidity. BancPlus used a disciplined approach to build a ladder of non-callable state tax-exempt agency bonds. As market conditions allow, BancPlus will continue this strategy to enhance net interest margin and provide predictable cash flows for future loan demand. See Note 3 Investment Securities to our Consolidated Financial Statements for more information regarding the impact of this transfer.

At December 31, 2021, U.S. government agency obligations represented 54.0%, mortgage-backed securities represented 19.1% of the investment securities portfolio, municipal securities represented 17.9%, corporate investments represented 6.9%, and asset-backed securities represented 2.0% of the investment securities portfolio. At December 31, 2020, mortgage-backed securities represented 50.5% of the investment securities portfolio, municipal securities represented 34.7%, U.S. government agency obligations represented 3.1%, and corporate investments represented 8.2% of the investment securities portfolio. Other than the U. S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
U.S. Government agency obligations	$—	—%	$—	—%
Issued by states and political subdivisions	71,648	11.05%	93,766	23.14%
Residential mortgage-backed securities	—	—%	—	—%
Total held-to-maturity	71,648	11.05%	93,766	23.14%

Available for Sale:
(At fair value)
U.S. Government agency obligations	350,250	54.03%	12,434	3.07%
Issued by states and political subdivisions	44,684	6.89%	46,801	11.55%
Mortgage-backed securities:
Residential	109,787	16.94%	187,212	46.21%
Commercial	14,276	2.20%	17,331	4.28%
Asset-backed securities	13,107	2.02%	14,447	3.57%
Corporate investments	44,510	6.87%	33,148	8.18%
Total available for sale	576,614	88.95%	311,373	76.86%

Total investment securities	$648,262	100.00%	$405,139	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using a tax rate of 21%.

	Maturity as of December 31, 2021
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$—	—%	$—	—%
Issued by states and political subdivisions	9,286	3.00%	44,803	2.77%	15,349	2.41%	2,210	4.27%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	—	—%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held-to-maturity	$9,286	3.00%	$44,803	2.77%	$15,349	2.41%	$2,210	4.27%

Available for sale:
U.S. Government agency obligations	$5,006	2.60%	$221,071	0.54%	$120,049	1.20%	$4,124	1.77%
Issued by states and political subdivisions	2,202	4.06%	15,110	2.63%	21,084	3.09%	6,288	3.24%
Mortgage-backed securities:
Residential	—	—%	—	—%	4,211	1.86%	105,576	2.42%
Commercial	—	—%	—	—%	13,512	1.54%	764	2.50%
Asset-backed securities	—	—%	—	—%	—	—%	13,107	1.83%
Corporate investments	4,004	2.13%	493	2.75%	38,953	4.12%	1,060	4.50%
Total available for sale	$11,212	2.72%	$236,674	0.68%	$197,809	2.01%	$130,919	2.40%

Total investment securities	$20,498	2.85%	$281,477	1.01%	$213,158	2.04%	$133,129	2.43%

	Maturity as of December 31, 2020
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$—	—%	$—	—%
Issued by states and political subdivisions	15,891	3.02%	50,738	4.05%	24,247	3.67%	2,890	3.85%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	—	—%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held-to-maturity	15,891	3.02%	50,738	4.05%	24,247	3.67%	2,890	3.85%

Available for sale:
U.S. Government agency obligations	—	—%	5,128	2.60%	2,508	3.19%	4,798	1.78%
Issued by states and political subdivisions	3,803	3.08%	12,504	2.99%	20,538	3.18%	9,956	3.19%
Mortgage-backed securities:
Residential	—	—%	—	—%	10,991	0.93%	176,220	2.35%
Commercial	305	3.25%	—	—%	14,071	1.54%	2,955	2.53%
Asset-backed securities	—	—%	—	—%	—	—%	14,447	3.94%
Corporate investments	—	—%	4,060	2.22%	28,084	4.48%	1,005	4.50%
Total available for sale	4,108	3.09%	21,692	2.75%	76,192	3.03%	209,381	2.50%

Total investment securities	$19,999	3.03%	$72,430	3.66%	$100,439	3.19%	$212,271	2.52%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of December 31, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$774,699	21.41%	$738,340	21.85%
Construction and land development	543,763	15.02%	403,496	11.94%
Farmland	211,503	5.84%	217,104	6.43%
Other commercial	1,396,085	38.58%	1,224,633	36.25%
Total real estate	2,926,050	80.85%	2,583,573	76.47%
Commercial and industrial	527,102	14.56%	635,714	18.82%
Agricultural production and other loans to farmers	86,520	2.39%	85,469	2.53%
Consumer and other	79,500	2.20%	73,976	2.19%
Total loans, gross	3,619,172	100.00%	3,378,732	100.00%
Allowance for loan losses	(45,000)		(36,000)
Total loans, net	$3,574,172		$3,342,732

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At December 31, 2021, BancPlus’ loan portfolio included $333.0 million of loan participations purchased, or 9.20% of total loans, which includes $177.5 million of shared national credits. At December 31, 2020, BancPlus’ loan portfolio included $245.7 million of loan participations purchased, or 7.27% of total loans which includes $93.8 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of December 31, 2021
(Dollars in thousands)	Due in One Year or Less		More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$105,854		$317,073	$340,436	$11,336	$774,699
Construction and land development	217,487	217,487	285,923	31,161	9,192	543,763
Farmland	38,671		104,034	61,553	7,245	211,503
Other commercial	172,914		878,887	299,853	44,431	1,396,085
Total real estate	534,926		1,585,917	733,003	72,204	2,926,050
Commercial and industrial	98,197		342,243	86,662	—	527,102
Agricultural production and other loans to farmers	49,748		36,214	558	—	86,520
Consumer and other loans	20,686		57,222	1,578	14	79,500
Total loans	$703,557		$2,021,596	$821,801	$72,218	$3,619,172

	As of December 31, 2020
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$115,367	$388,731	$229,269	$4,973	$738,340
Construction and land development	160,382	187,403	49,445	6,266	403,496
Farmland	44,618	112,826	56,307	3,353	217,104
Other commercial	150,683	706,001	320,450	47,499	1,224,633
Total real estate	471,050	1,394,961	655,471	62,091	2,583,573
Commercial and industrial	102,129	473,283	60,302	—	635,714
Agricultural production and other loans to farmers	40,750	42,575	2,144	—	85,469
Consumer and other loans	18,814	53,319	1,828	15	73,976
Total loans	$632,743	$1,964,138	$719,745	$62,106	$3,378,732

	As of December 31, 2021
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$644,842	$129,857	$774,699
Construction and land development	262,573	281,190	543,763
Farmland	154,154	57,349	211,503
Other commercial	1,157,465	238,620	1,396,085
Total real estate	2,219,034	707,016	2,926,050
Commercial and industrial	258,036	269,066	527,102
Agricultural production and other loans to farmers	58,206	28,314	86,520
Consumer and other loans	54,923	24,577	79,500
Total loans	$2,590,199	$1,028,973	$3,619,172

	As of December 31, 2020
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$594,353	$143,987	$738,340
Construction and land development	213,944	189,552	403,496
Farmland	162,505	54,599	217,104
Other commercial	1,016,580	208,053	1,224,633
Total real estate	1,987,382	596,191	2,583,573
Commercial and industrial	425,874	209,840	635,714
Agricultural production and other loans to farmers	51,766	33,703	85,469
Consumer and other loans	52,692	21,284	73,976
Total loans	$2,517,714	$861,018	$3,378,732

As of December 31, 2021, the Company held 736 loans for customers under the PPP, totaling approximately $46.4 million, a decrease of $158.8 million, or 77.4%, from $205.2 million as of December 31, 2020. The decrease is the result of PPP loans being forgiven and paid off by the SBA or being paid off by the customer, partially offset by originations of new PPP loans in 2021 while the program was still active.

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At December 31, 2021, BancPlus had total off-balance sheet commitments of $1.201 billion.

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of December 31, 2021
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$763,116	$11,583	$—	$774,699
Construction and land development	541,670	2,093	—	543,763
Farmland	208,318	3,185	—	211,503
Other commercial	1,386,240	9,845	—	1,396,085
Total real estate	2,899,344	26,706	—	2,926,050
Commercial and industrial	503,603	23,496	3	527,102
Agricultural production and other loans to farmers	86,292	228	—	86,520
Consumer and other	79,176	306	18	79,500
Total	$3,568,415	$50,736	$21	$3,619,172

	As of December 31, 2020
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$721,024	$17,316	$—	$738,340
Construction and land development	401,347	2,149	—	403,496
Farmland	205,211	11,893	—	217,104
Other commercial	1,209,365	15,041	227	1,224,633
Total real estate	2,536,947	46,399	227	2,583,573
Commercial and industrial	619,137	16,526	51	635,714
Agricultural production and other loans to farmers	85,288	181	—	85,469
Consumer and other	73,560	416	—	73,976
Total	$3,314,932	$63,522	$278	$3,378,732

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and TDR loans that are accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Nonaccrual loans:
Real estate loans:
Residential properties	$3,154	$3,869
Construction and land development	51	1,863
Farmland	1,327	158
Other commercial	1,176	7,947
Total real estate	5,708	13,837
Commercial and industrial	20	12
Agricultural production and other loans to farmers	3	85
Consumer and other	166	177
Total nonaccrual loans	5,897	14,111

Troubled debt restructuring loans – accruing:
Real estate loans:
Residential properties	1,641	1,916
Construction and land development	1,558	—
Farmland	—	—
Other commercial	—	—
Total real estate	3,199	1,916
Commercial and industrial	381	—
Agricultural production and other loans to farmers	—	—
Consumer and other	—	—
Total troubled debt restructuring loans – accruing	3,580	1,916
Total nonperforming loans	9,477	16,027
Plus: foreclosed assets	5,815	6,754
Total nonperforming assets	$15,292	$22,781

Nonaccrual loans to total loans	0.16%	0.42%
Nonperforming loans to total loans	0.26%	0.47%
Nonperforming assets to total assets	0.29%	0.48%
Allowance for loan losses to nonaccrual loans	763.10%	255.12%
90+ days past due and accruing	$2,914	$6,303
Total troubled debt restructuring loans	$3,746	$8,537
Total nonperforming assets decreased by $7.5 million, or 32.9%, from $22.8 million at December 31, 2020 to $15.3 million at December 31, 2021, primarily due to a decrease in nonaccrual loans as a result of payments and foreclosures during the year ended December 31, 2021 on loans that were in nonaccrual status at December 31, 2020. This decrease in nonaccrual loans for the year ended December 31, 2021 resulted in corresponding decreases in the ratios for nonaccrual loans to total loans, nonperforming loans to total loans and nonperforming assets to total assets, as well as the increase in the ratio of allowance for loan losses to nonaccrual loans.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. BancPlus maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing economic conditions. Loan charge-offs (i.e. loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. BancPlus’ officers analyze risk in the loan portfolio on an ongoing basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During 2021, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of the COVID-19 pandemic and development of the outbreak, including due to a resurgence of the pandemic or additional waves of infections and variants thereof. The government’s response to these conditions includes certain provisions, such as automatic forbearance and forgiveness for certain federally backed loans that could affect these estimates. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for loan losses.

The allowance for loan losses was $45.0 million and $36.0 million, and the allowance for loan losses as a percentage of loans was 1.24% and 1.06%, at December 31, 2021 and December 31, 2020, respectively. Net charge-offs totaled $68,000 and $2.6 million for the year ended December 31, 2021 and 2020, respectively. The $2.5 million variance is primarily the result of current year recoveries on consumer and other commercial categories as well as high charge offs in 2020 as a result of the COVID-19 pandemic.

The allowance for loan losses increased by $9.0 million, or 25.00%, to $45.0 million at December 31, 2021, from $36.0 million at December 31, 2020, primarily due to the additional provision for loan losses in the current period as a result of the continuing impact of the COVID-19 pandemic, including the impact of the CARES Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance.

The following is a summary of the activity in the allowance for loan loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Balance, beginning of period	$36,000	$21,500
Charge-offs:
Residential properties	453	390
Construction and land development	240	3
Farmland	157	179
Other commercial	582	2,293
Total real estate	1,432	2,865
Commercial and industrial	391	599
Agricultural production and other loans to farmers	4,130	3,148
Consumer and other	384	359
Total charge-offs	6,337	6,971
Recoveries:
Residential properties	599	353
Construction and land development	239	386
Farmland	297	3
Other commercial	1,878	103
Total real estate	3,013	845
Commercial and industrial	512	212
Agricultural production and other loans to farmers	2,470	3,004
Consumer and other	274	320
Total recoveries	6,269	4,381
Net charge-offs	68	2,590
Provision for loan losses	9,068	17,090
Balance, end of period	$45,000	$36,000

Total loans, end of period (including loans held for sale)	$3,629,793	$3,407,416
Average loans	3,492,029	3,039,884
Net charge-offs to average loans	0.002%	0.085%
Allowance for loan losses to total loans	1.24%	1.06%

The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Years Ended December 31,
	2021			2020
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans
Residential properties	(146)	755,165	(0.02)%	37	686,740	0.01%
Construction and land development	1	472,510	—%	(383)	328,112	(0.12)%
Farmland	(140)	207,027	(0.07)%	176	204,210	0.09%
Other commercial	(1,296)	1,298,443	(0.10)%	2,190	1,060,266	0.21%
Commercial and industrial	(121)	570,822	(0.02)%	387	581,109	0.07%
Agricultural production and other loans to farmers	1,660	89,148	1.86%	144	91,032	0.16%
Consumer and other	110	84,498	0.13%	39	70,622	0.06%
Loans held for sale	—	14,416	—%	—	17,793	—%
Total	68	3,492,029	—%	2,590	3,039,884	0.09%

The following tables present a summary of the allocation of the allowance for loan losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$9,488	21.1%	$7,900	21.9%
Construction and land development	6,463	14.4%	4,618	12.9%
Farmland	2,171	4.8%	1,412	3.9%
Other commercial	18,499	41.1%	14,133	39.3%
Total real estate	36,621	81.4%	28,063	78.0%
Commercial and industrial	6,556	14.6%	6,337	17.6%
Agricultural production and other loans to farmers	958	2.1%	773	2.1%
Consumer and other	865	1.9%	827	2.3%
Unallocated	—	—%	—	—%
Total allowance for loan losses	$45,000	100.0%	$36,000	100.0%

Goodwill and Other Intangible Assets

Goodwill was $2.6 million at both December 31, 2021 and December 31, 2020. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of acquired customer relationships from a 2014 acquisition and core deposit intangibles from our merger with SCC. Total other intangible assets at December 31, 2021 and December 31, 2020 were $5.1 million and $5.8 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent
Non-interest bearing	$1,337,985	0.00%	30.13%	$1,009,427	0.00%	27.69%
Interest bearing:
Transaction accounts	1,453,493	0.20%	32.74%	1,191,857	0.49%	32.69%
Money market and other savings accounts	996,420	0.09%	22.44%	806,652	0.29%	22.13%
Certificates of deposit	652,247	0.56%	14.69%	637,781	0.93%	17.49%
Total deposits	$4,440,145	0.17%	100.00%	$3,645,717	0.39%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $794.4 million, or 21.8%, to $4.440 billion at December 31, 2021 compared with $3.646 billion at December 31, 2020 is primarily the result of recipients of PPP loans placing funds in deposit accounts held at the Bank. At December 31, 2021 and 2020, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $802.9 million and $889.3 million, respectively.

The following table shows the maturity of certificates of deposit as of December 31, 2021:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$29,893	$89,655	$119,548	$14,643
Over 3 months through 6 months	34,795	93,595	128,390	19,045
Over 6 months through 12 months	52,171	119,737	171,908	26,921
Over 12 months	64,892	140,228	205,120	32,892
Total deposits	$181,751	$443,215	$624,966	$93,501
Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At December 31, 2021 and December 31, 2020, we had no short-term borrowings.

FHLB Advances and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. As of December 31, 2021 and December 31, 2020, BancPlus had $20.5 million and $20.6 million in FHLB borrowings, at a weighted average interest rate of 1.49% and 1.50%, respectively.

In October 2016, BancPlus entered into a five-year loan agreement with a correspondent bank under which BancPlus borrowed $35.0 million in connection with the redemption of BancPlus preferred stock. BancPlus pledged 100% of its shares of BankPlus stock as collateral for the loan. The loan requires quarterly principal reductions of $875,000 and quarterly interest payments at a fixed 3.75% annual rate. The balance outstanding on this loan was $16.6 million at December 31, 2020. The Company repaid this loan at its maturity in October 2021.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
2021	$417	$13,171
2022	25	395
2023	13	110
2024	13	—
2025	14	—
Thereafter	20,019	20,095
Total	$20,501	$33,771

On February 25, 2022, the Company entered into a $20.0 million revolving line of credit with a correspondent bank. The line of credit is collateralized by 9,000 shares of BankPlus common stock. The line of credit bears interest at a floating rate of Wall Street Journal Prime with 3.25% interest rate floor. Interest only payments are due on a quarterly basis with the principal due at maturity on February 25, 2024.

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

The Notes are not redeemable by the Company, in whole or in part, prior to the fifth anniversary of the original date of issue, except that the Notes may be redeemed at any time in whole but not in part in the event of a Tier 2 Capital Event, a Tax Event, or an Investment Company Event, each as defined and described in the Notes. On or after the fifth anniversary of the original date of issue, the Notes will be redeemable on any interest payment date at the option of the Company, in whole or in part in integral multiples of $1,000, at an amount equal to 100% of the outstanding principal amount redeemed plus accrued but unpaid interest thereon. Any partial redemption will be made on a pro rata basis as to the holders of the Notes. Any redemption of the Notes is subject to any applicable regulatory requirements and approvals.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	December 31, 2021	December 31, 2020
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at December 31, 2021 due to the remaining purchase discount of $4.0 million, which was established upon the merger with SCC and is being amortized over the remaining life of the debentures. We are currently monitoring the actions of LIBOR’s regulator and the implementation of alternative reference rates in advance of the expected discontinuation of LIBOR to determine any potential impact on the subordinated debentures.

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

Shareholders’ equity increased $35.2 million, or 9.9%, to $390.4 million at December 31, 2021 from $355.3 million at December 31, 2020, primarily due to net income of $56.5 million partially offset by dividends paid of $15.3 million, and purchase of Company common stock of $2.4 million for the year to date period. The purchase of Company common stock was the result of members of the State Bank Employee Stock Ownership Plan (“State Bank ESOP”), who took a distribution of Company stock from the State Bank ESOP, exercising a put option available to them following their distribution. The put option is available for shares of Company stock distributed by the State Bank ESOP, so long as the Company is not publicly traded, for a period of 60 days following the distribution request.

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

BancPlus manages its liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities, which BancPlus considers its primary liquidity. Furthermore, a significant portion of these unencumbered liquid assets are comprised of U.S. government agency obligations, mortgage backed securities and other agency securities, which the regulatory bodies consider the most marketable and liquid, especially in a stress scenario. In regard to off-balance sheet capacity, BancPlus maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of St. Louis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which BancPlus consider its secondary liquidity. BancPlus also monitors its liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios, FHLB borrowings and deposits. As part of its liquidity management strategy, BancPlus is also focused on minimizing its costs of liquidity and attempting to decrease these costs by growing its noninterest-bearing and other low-cost deposits and replacing higher cost borrowed funds.

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

Primary Liquidity – On-Balance Sheet (Dollars in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$664,165	$637,545
Total securities	648,262	405,139
Less: pledged securities	(489,184)	(317,461)
Total primary liquidity	$823,243	$725,223
Ratio of primary liquidity to total deposits	17.8%	17.5%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity (Dollars in thousands)	December 31, 2021	December 31, 2020
Net secured borrowing capacity with the FHLB	$1,476,825	$1,408,005
Net secured borrowing capacity with the Federal Reserve Bank	189,497	211,407
Unsecured borrowing capacity with correspondent lenders	223,000	228,000
Total secondary liquidity	$1,889,322	$1,847,412
Ratio of primary and secondary liquidity to total deposits	58.7%	61.9%

During the year ended December 31, 2021, BancPlus’ primary liquidity increased by $98.0 million to $823.2 million, compared to $725.2 million at December 31, 2020, primarily due an increase in securities partially offset by an increase in our pledged securities. Secondary liquidity increased by $41.9 million to $1.89 billion as of December 31, 2021 from $1.85 billion as of December 31, 2020. This increase was primarily due to an increase in BancPlus’ FHLB borrowing capacity.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $4.450 billion and $3.973 billion and represented 96.3% and 95.7% of total deposits as of December 31, 2021 and December 31, 2020, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources. Although BancPlus’ policy allows the use of brokered deposits, BankPlus did not utilize this funding source during the 2021 and 2020 year to date periods.

BancPlus’ liquidity policy includes both policy limits and policy guidelines for measuring and monitoring liquidity. BancPlus’ policy measures include an Internal Liquidity Ratio, an Internal Liquidity Ratio adjusted for FHLB, an Internal Dependency Ratio adjusted for FHLB and a Maximum Available Funds to Total Assets Ratio. These ratios are calculated monthly. BancPlus also utilizes eleven liquidity guidelines that are reported quarterly. As of December 31, 2021 and December 31, 2020, BancPlus was in compliance with all of its established liquidity guidelines.

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

Due to state banking laws, BankPlus may not declare dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $21.6 million and $22.1 million for the years ended December 31, 2021 and December 31, 2020, respectively, to BancPlus. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

In addition, BancPlus must maintain a capital conservation buffer of 2.5%, consisting of CET1 capital, on top of the risk-based minimum capital ratios. A banking organization with a capital conservation buffer of less than the required amount of 2.5% will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. Minimum capital requirements, including the capital conservation buffer, to which BankPlus and BancPlus are subject are summarized in the tables below.

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

As of December 31, 2021 and December 31, 2020, BancPlus and BankPlus met all applicable capital adequacy requirements and BankPlus was deemed “well capitalized.” As a bank holding company, BancPlus is generally not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated:

	Actual		For Capital Adequacy Purposes (incl. Capital Conservation Buffer)		Required to be Well Capitalized
As of December 31, 2021: (Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$382,736	9.40%	$285,078	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	433,754	10.65%	346,166	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	537,541	13.20%	427,617	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	433,754	8.46%	205,072	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$428,602	10.55%	$284,509	7.00%	$264,187	6.50%
Tier 1 Capital to Risk-Weighted Assets	428,602	10.55%	345,475	8.50%	325,153	8.00%
Total Capital to Risk-Weighted Assets	473,602	11.65%	426,763	10.50%	406,441	10.00%
Tier 1 Capital to Average Assets	428,602	8.37%	204,714	4.00%	255,893	5.00%

	Actual		For Capital Adequacy Purposes (incl. Capital Conservation Buffer)		Required to be Well Capitalized
As of December 31, 2020: (Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$339,936	9.94%	$239,437	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	390,713	11.42%	290,745	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	485,357	14.19%	359,155	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	390,713	8.55%	182,853	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$387,231	11.36%	$238,629	7.00%	$221,584	6.50%
Tier 1 Capital to Risk-Weighted Assets	387,231	11.36%	289,763	8.50%	272,719	8.00%
Total Capital to Risk-Weighted Assets	423,231	12.42%	357,943	10.50%	340,898	10.00%
Tier 1 Capital to Average Assets	387,231	8.49%	182,531	4.00%	228,164	5.00%

Contractual Obligations

Contractual obligations as of December 31, 2021, totaled $804.0 million and were primarily comprised of deposits with maturities of $625.0 million, subordinated debentures of $111.5 million and operating lease obligations of $47.0 million. Contractual obligations due within the next twelve months were $424.7 million and were primarily related to time deposits with maturity dates. Contractual obligations due in more than 12 months were $379.3 million and were comprised of $205.1 million of time deposits with maturity dates and $111.5 million of subordinated debentures with maturities ranging from 2034 through 2037.

BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

Recent Accounting Pronouncements

See Note 1 Summary of Significant Accounting Policies in our 2021 consolidated financial statements elsewhere in this Annual Report on Form 10-K for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

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
The JOBS Act permits BancPlus an extended transition period for complying with new or revised accounting standards affecting public companies. BancPlus has elected to take advantage of this extended transition period, which means that the consolidated financial statements included in this Annual Report on Form 10-K will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as BancPlus remains an emerging growth company or until BancPlus affirmatively and irrevocably opts out of the extended transition period under the JOBS Act.
The following is a discussion of the critical accounting policies and significant estimates that BancPlus believes require BancPlus to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our 2021 consolidated financial statements elsewhere in this Annual Report on Form 10-K.
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

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BANCPLUS CORPORATION

Financial Statements

December 31, 2021, 2020, and 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
BancPlus Corporation and Subsidiaries
Ridgeland, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BancPlus Corporation and its subsidiaries ("the Company") as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

BKD, LLP

/s/ BKD, LLP

We have served as the Company's auditor since 2008.

Jackson, Mississippi

March 4, 2022

BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31,
	2021	2020
Assets:
Cash and due from banks	$55,603	$109,233
Interest bearing deposits with banks	608,562	508,196
Federal funds sold	—	20,116
Total cash and cash equivalents	664,165	637,545
Securities available for sale	576,614	311,373
Securities held to maturity - fair value: $72,084 - 2021; $94,436 - 2020	71,648	93,766
Loans held for sale	10,621	28,684

Loans	3,619,172	3,378,732
Less: Allowance for loan losses	45,000	36,000
Net loans	3,574,172	3,342,732

Premises and equipment, net	101,965	102,967
Operating lease right-of-use asset	34,561	35,936
Accrued interest receivable	14,329	18,061
Goodwill	2,616	2,616
Other assets	145,587	137,240
	$5,196,278	$4,710,920
Liabilities:
Deposits	$4,622,116	$4,152,810
Advances from Federal Home Loan Bank and other borrowings	20,501	33,771
Subordinated debentures	111,509	111,124
Operating lease liabilities	35,793	37,127
Accrued interest payable	1,425	2,709
Other liabilities	14,515	18,129
Total liabilities	4,805,859	4,355,670

Commitments and Contingent Liabilities:
Redeemable common stock owned by the ESOP	100,487	74,278

Shareholders' equity:
Common Stock, par value $1.00 per share. 40,000,000 authorized; 10,115,945 and 10,079,277 issued and outstanding at December 31, 2021, and 2020, respectively	10,116	10,079
Unearned Employee Stock Ownership Plan compensation	(1,401)	(2,650)
Additional paid-in capital	67,380	67,742
Retained earnings	314,357	273,204
Accumulated other comprehensive income (loss), net	(33)	6,875
	390,419	355,250
Less: Redeemable common stock owned by the ESOP	(100,487)	(74,278)
Total shareholders' equity	289,932	280,972
	$5,196,278	$4,710,920

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2021	2020	2019
Interest income:
Interest and fees on loans	$170,412	$159,678	$111,369
Taxable securities	8,122	6,967	5,055
Tax-exempt securities	1,899	2,470	3,583
Interest bearing bank balances and other	744	1,424	4,401
Total interest income	181,177	170,539	124,408
Interest expense:
Deposits	7,420	14,155	18,438
Short-term borrowings	—	2	—
Advances from Federal Home Loan Bank	312	318	324
Other borrowings	5,331	4,041	2,336
Total interest expense	13,063	18,516	21,098
Net interest income	168,114	152,023	103,310
Provision for loan losses	9,068	17,090	586
Net interest income after provision for loan losses	159,046	134,933	102,724

Other operating income:
Service charges on deposit accounts	26,508	23,062	28,039
Mortgage origination income	8,544	8,745	4,569
Debit card interchange	10,164	7,459	6,263
Securities gains, net	14	58	76
Other income	30,102	26,429	18,806
Total other operating income	75,332	65,753	57,753

Other operating expenses:
Salaries and employee benefits	97,455	90,442	65,855
Net occupancy expenses	14,500	13,319	11,653
Furniture, equipment and data processing expenses	24,472	21,201	15,702
Other expenses	28,081	27,331	21,874
Total other operating expenses	164,508	152,293	115,084

Income before income taxes	69,870	48,393	45,393
Income tax expense	13,418	9,210	8,993
Net income	$56,452	$39,183	$36,400

Earnings per common share - basic	$5.68	$4.19	$4.83
Earnings per common share - diluted	$5.62	$4.14	$4.78

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$56,452	$39,183	$36,400
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	(9,198)	8,778	1,003
Tax effect	2,290	(2,185)	(250)
Total other comprehensive income (loss), net of tax	(6,908)	6,593	753
Comprehensive income	$49,544	$45,776	$37,153

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Common Stock		Class A Common Stock		Class B Common Stock		Unearned ESOP Compensation	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Less: Redeemable common stock owned by the ESOP	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
January 1, 2019	—	—	7,476,989	7,477	115,005	115	(2,962)	180	225,723	(471)	(70,507)	159,555
Net income	—	—	—	—	—	—	—	—	36,400	—	—	36,400
Impact of adoption of ASU 2016-02 related to leases	—	—	—	—	—	—	—	—	(5,240)	—	—	(5,240)
Conversion of Class A and B Common Stock to Common Stock	7,591,994	7,592	(7,476,989)	(7,477)	(115,005)	(115)	—	—	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	753	—	753
Issuance of restricted stock	61,880	62	—	—	—	—	—	(62)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(917)	(1)	—	—	—	—	—	(45)	—	—	—	(46)
Stock based compensation	—	—	—	—	—	—	—	738	—	—	—	738
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	—	—	(8,801)	(8,801)
Common stock acquired by ESOP	—	—	—	—	—	—	(2,499)	—	—	—	—	(2,499)
Common stock released by ESOP	—	—	—	—	—	—	985	—	—	—	—	985
Dividends declared ($1.28 per share)	—	—	—	—	—	—	—	—	(9,642)	—	—	(9,642)
December 31, 2019	7,652,957	$7,653	—	$—	—	$—	$(4,476)	$811	$247,241	$282	$(79,308)	$172,203
Net income	—	—	—	—	—	—	—	—	39,183	—	—	39,183
Acquisition of State Capital Corp.	2,453,827	2,454	—	—	—	—	—	68,707	—	—	—	71,161
Purchase of Company stock	(66,390)	(67)	—	—	—	—	—	(3,201)	—	—	—	(3,268)
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	6,593	—	6,593
Issuance of restricted stock	39,155	39	—	—	—	—	—	(39)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(272)	—	—	—	—	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	—	—	—	—	1,474	—	—	—	1,474
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	—	—	5,030	5,030
Common stock released by ESOP	—	—	—	—	—	—	1,826	—	—	—	—	1,826
Dividends declared ($1.40 per share)	—	—	—	—	—	—	—	—	(13,220)	—	—	(13,220)
December 31, 2020	10,079,277	$10,079	—	$—	$—	$—	$(2,650)	$67,742	$273,204	$6,875	$(74,278)	$280,972

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)
(continued)

	Common Stock		Unearned ESOP Compensation		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Less: Redeemable common stock owned by the ESOP	Total Shareholders' Equity
	Shares	Amount
December 31, 2020	10,079,277	$10,079	$(2,650)	$—	$67,742	$273,204	$6,875	$(74,278)	$280,972

Net income	—	—	—		—	56,452	—	—	56,452
Other comprehensive loss, net	—	—	—		—	—	(6,908)	—	(6,908)
Issuance of restricted stock	87,008	87	—		(87)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(4,477)	(4)	—		(225)	—	—	—	(229)
Stock based compensation	—	—	—		2,337	—	—	—	2,337
Net change fair value of ESOP shares	—	—	—		—	—	—	(26,209)	(26,209)
Purchase of Company stock	(45,863)	(46)	—		(2,387)	—	—	—	(2,433)
Common stock released by ESOP	—	—	1,249		—	—	—	—	1,249
Dividends declared ($1.52 per share)	—	—	—		—	(15,299)	—	—	(15,299)
December 31, 2021	10,115,945	$10,116	$(1,401)	—	$67,380	$314,357	$(33)	$(100,487)	$289,932

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income per consolidated statements of income	$56,452	$39,183	$36,400
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	9,068	17,090	586
Depreciation and amortization	8,629	6,406	5,180
Net (gain) loss on sales of premises and equipment	637	(3,451)	816
Net gain on sales of other real estate owned	(184)	(400)	(311)
Write-downs of other real estate owned	209	301	75
Deferred income tax (benefit) expense	198	(51)	5,130
Federal Home Loan Bank stock dividends	(11)	(45)	(84)
Common stock released by ESOP	1,249	1,826	985
Stock based compensation expense	2,337	1,474	738
Origination of loans held for sale	(367,035)	(380,588)	(222,655)
Proceeds from loans held for sale	385,098	368,499	215,469
Earnings on bank-owned life insurance	(6,601)	(2,386)	(1,628)
Bargain purchase gain in merger	—	(1,078)	—
Net change in:
Accrued interest receivable and other assets	8,964	657	2,961
Accrued interest payable and other liabilities	(4,898)	(6,001)	5,211
Net cash from operating activities	94,112	41,436	48,873

Cash flows from investing activities:
Purchases of securities available for sale	(375,535)	(86,184)	(202,691)
Maturities and calls of securities available for sale	97,911	146,921	91,318
Purchases of securities held to maturity	(19,103)	(655)	(20,343)
Maturities, prepayments and calls of securities held to maturity	41,059	15,627	134,650
Net increase in loans	(245,116)	(426,109)	(10,854)
Purchases of premises and equipment	(7,962)	(9,830)	(6,237)
Proceeds from sales of premises and equipment	81	205	507
Proceeds from sales of other real estate owned	5,861	7,654	10,667
Investment in unconsolidated entities, net	(82)	(2,371)	(801)
Cash received in excess of cash paid for acquisition	—	75,303	—
Purchase of bank-owned life insurance	(10,000)	—	—
Proceeds from bank-owned life insurance	7,482	—	—
Proceeds from redemptions of (purchases of) Federal Home Loan Bank stock	(163)	2,562	—
Net cash used in investing activities	(505,567)	(276,877)	(3,784)
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In Thousands)

	Year Ended December 31,
	2021	2020	2019

Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$173,722	$453,664	$11,188
Money market, NOW and savings deposits	364,581	138,742	138,568
Certificates of deposit	(68,997)	(56,012)	(11,103)
Payments on long-term FHLB advances	(145)	(14,943)	(280)
Proceeds from issuance of subordinated debt	—	60,000	—
Payment of subordinated debt issuance costs	—	(1,439)	—
Payments on other borrowings	(13,125)	(3,500)	(3,500)
Common stock acquired by ESOP	—	—	(2,499)
Shares withheld to pay taxes on restricted stock vesting	(229)	(10)	(46)
Purchase of Company stock	(2,433)	(3,268)	—
Cash dividends paid on common stock	(15,299)	(13,220)	(9,642)
Net cash from financing activities	438,075	560,014	122,686

Net change in cash and cash equivalents	26,620	324,573	167,775

Cash and cash equivalents at beginning of year	637,545	312,972	145,197

Cash and cash equivalents at end of year	$664,165	$637,545	$312,972

Supplemental cash flow information:
Interest paid	$14,347	$16,890	$21,050
Federal and state income tax payments	11,075	9,825	1,500
Acquisition of real estate in non-cash foreclosures	4,947	8,688	3,366
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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include interest and noninterest-bearing cash accounts and federal funds sold. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. The Company had deposits with correspondent banks that exceeded federally insured limits by $12.3 million at December 31, 2021. Net cash flows are reported for customer deposit transactions and short term borrowings. Cash flows from loans are classified at the time according to management’s intent to either sell or hold the loan for the foreseeable future. When management’s intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.

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

Included in certain impaired loan categories are loans considered troubled debt restructurings (“TDRs”). Restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the Company grants a concession it would not otherwise consider for borrowers of similar credit quality. Concessions may include interest rate reductions and/or payment modifications, payment extensions, forgiveness of principal or interest, and other actions intended to minimize potential losses. A loan continues to qualify as restructured until a consistent payment history and change in the borrower‘s financial condition has been evidenced. Assuming that the restructuring specifies an interest rate at the time of restructuring that is greater than or equal to the rate that the Company is willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a troubled debt restructuring if it is in compliance with modified terms in calendar years after the year of restructure.

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

Federal Home Loan Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Company’s investment in member bank stock is carried at cost and included in other assets in the consolidated balance sheets. The carrying value of the Company’s FHLB stock was evaluated and determined not to be impaired for the years ended December 31, 2021 and 2020. Both cash and stock dividends are reported as income.

Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets of an acquired business, is not amortized but tested for impairment on an annual basis or more often if events or circumstances indicate there may be impairment. Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own or in combination with a related contract, asset or liability. Other identifiable assets with finite lives include the following: (1) core deposits intangible assets, which are amounts recorded related to the value of acquired deposits, (2) amounts recorded related to the value of acquired customer relationships, and (3) amounts recorded related to non-competition agreements with certain individuals of acquired entities. Identifiable intangibles are initially recorded at fair value and are amortized over the periods benefited. These intangibles are evaluated for impairment whenever events or circumstances indicate that the carrying amount should be reevaluated. Impairment losses are recorded in other operating expense and reduce the carrying amount of the intangible.

Bank-Owned Life Insurance

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

Revenue Recognition

Accounting Standards Codification (“ASC”) Topic 606 implements a common revenue standard that clarifies the principles for recognizing revenue from contracts. The majority of the Company’s revenues come from interest income and other sources, including loans and securities that are outside the scope of Topic 606. The Company’s services that fall within the scope of Topic 606 are presented within other operating income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of Topic 606 include service charges on deposits, interchange income, wealth management fees and investment brokerage fees. The Company generally acts in a principal capacity, on its own behalf, in most of its contracts with customers. In such transactions, revenue is recognized and the related costs to provide services is recognized on a gross basis in the financial statements. In some cases, the Company acts in an agent capacity, deriving revenue through assisting other entities in transactions with customers. In such transactions, revenue and the related costs to provide services is recognized on a net basis in the financial statements. These transactions recognized on a net basis primarily relate to insurance and brokerage commissions and fees derived from customers' use of various interchange and ATM/debit card networks.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance, ASC Topic 740, “Income Taxes”. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. A valuation allowance, if needed, reduces deferred assets to the amount expected to be realized. The Company did not have a valuation allowance recorded with respect to the realization of deferred income taxes at December 31, 2021 or 2020.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Uncertain tax positions are recognized if it is more likely than not that the tax position will be realized or sustained upon examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not recognize any uncertain tax positions at December 31, 2021 or 2020.

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

	Year Ended
(Dollars in thousands)	2021	2020	2019
Net income	$56,452	$39,183	$36,400

Common stock	9,936,809	9,355,980	7,534,302
Effect of dilutive securities	112,488	101,497	81,656
Total weighted average diluted shares	10,049,297	9,457,477	7,615,958

Basic earnings per common shares	$5.68	$4.19	$4.83
Diluted earnings per common shares	$5.62	$4.14	$4.78

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

Recently Issued, But Not Yet Effective Accounting Standards Updates

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 is effective for the Company for annual and interim periods beginning on January 1, 2023. The Company has formed a cross functional team that is assessing data and system needs and working with a third-party vendor to build a model which it plans to run parallel with its current model in the months prior to implementation. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but has not yet determined the magnitude of any such one-time adjustments or the overall impact on the Company’s financial statements.

Accounting Standards Update 2020-04 (“ASU 2020-04”), “Reference Rate Reform - Topic 848.” In March 2020, the FASB issued ASU 2020-04 which provides temporary optional expedients and exceptions to the Generally Accepted Accounting Principles (“GAAP”) guidance on contract modifications, hedge accounting, and other transactions affected that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The company is still evaluating the impact of ASU 2020-04, but does not expect it to have a material impact on the Company’s consolidated financial statements.

Note 2: Business Combinations

State Capital Corp.

On April 1, 2020, the Company completed its previously announced merger with State Capital Corp. (“SCC”), the holding company of State Bank & Trust Company (“State Bank”). Pursuant to the terms of the Agreement and Plan of Share Exchange and Merger, dated September 18, 2019, by and among the Company, BankPlus, SCC, and State Bank (the “SCC Merger Agreement”), following BancPlus’ acquisition of SCC by a statutory share exchange, SCC was merged with and into BancPlus, with BancPlus surviving the merger (the “SCC Merger”). Immediately thereafter, State Bank was merged with and into BankPlus, with BankPlus surviving the merger. As a result of the merger, the Company’s geographic footprint expanded in Mississippi, Louisiana and Alabama, providing access to new markets and deposits.

Pursuant to the SCC Merger Agreement, holders of SCC common stock received 0.6950 shares of BancPlus common stock, par value $1.00 per share, for each share of SCC common stock, par value $1.25 per share, held immediately prior to the effective time of the SCC Merger, plus cash in lieu of fractional shares. BancPlus issued 2,453,827 shares of common stock to holders of SCC common stock, in addition to approximately $12,000 in lieu of fractional shares. During 2020, the Company incurred approximately $6.4 million of acquisition expenses in connection with the SCC Merger. These expenses are recorded in other expenses and furniture, equipment and data processing expenses in the Company’s Consolidated Statement of Income for the year ended December 31, 2020.

The excess fair value of net assets acquired over cost paid is recorded as a gain on bargain purchase during 2020. The gain on bargain purchase was primarily the result of changes in the value of BancPlus common stock due to the timing of the closing of the SCC Merger relative to when the SCC Merger Agreement was signed and declines in the overall market as a result of the COVID-19 pandemic over that period. The measurement period adjustment during the third quarter of 2020 was the result of a reduction in the value of liabilities assumed in the SCC Merger during refinement of the preliminary valuations disclosed at the time of the SCC Merger. The gain on bargain purchase is recorded in other income in the Company’s Consolidated Statements of Income for the year ended December 31, 2020.

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

In connection with the SCC Merger, the Company recorded a $6.0 million core deposit intangible, which will be amortized over 10 years. The Company also acquired loans with a fair value of $880.4 million, net of an $19.1 million fair value discount, which included a credit mark discount of $11.6 million.

Revenues and earnings of the acquired company since the SCC Merger date have not been disclosed as it is not practicable as SCC was merged into BancPlus and separate financial information for SCC is not available. The following table presents unaudited pro forma information as if the Merger with SCC had occurred on January 1, 2019. This pro forma information combines the historic consolidated results of operations of BancPlus and SCC after giving effect to certain adjustments, including purchase accounting fair value adjustments and amortization of intangibles, as well as the related income tax effects of those adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Merger occurred on January 1, 2019.

	Year Ended December 31,
(In thousands, except per share data)	2020	2019
Net interest income	$168,499	$152,224
Other operating income	67,405	66,049
Net income available to common shareholders	39,509	52,323
Earnings per common share:
Basic	$3.93	$5.24
Diluted	3.90	5.20

First Trust Corporation

Effective March 1, 2022, the Company completed its previously announced merger with First Trust Corporation (“FTC”), the holding company of First Bank and Trust (“FBT”). Pursuant to the terms of the Agreement and Plan of Share Exchange and Merger, dated September 28, 2021, as amended on February 9, 2022, by and among the Company, BankPlus, FTC, and FBT (the “FTC Merger Agreement”), following the Company’s acquisition of FTC by statutory share exchange, FTC was merged with and into BancPlus, with BancPlus surviving the merger (the “FTC Merger”). Immediately thereafter FBT was merged with and into BankPlus, with BankPlus surviving the merger. The FTC Merger expands the Company’s geographic footprint into Florida and adds additional locations in Louisiana and Mississippi, providing access to new markets and deposits.

Pursuant to the FTC Merger Agreement, holders of FTC stock received, in the aggregate, 1,444,764 shares of BancPlus common stock, with cash paid in lieu of fractional shares, and $52.7 million in cash, plus up to $10.0 million, less certain fees, costs, and expenses, that is being held in escrow pursuant to the terms of a previously disclosed Indemnity and Escrow Agreement that was entered into immediately prior to the completion of the FTC Merger pending a final determination from the Internal Revenue Service as to whether FTC’s subchapter S election will be reinstated retroactively to September 23, 2020. At the time of this filing, final valuations of the assets acquired and liabilities assumed were not complete.

During 2021, the Company incurred approximately $1.1 million of acquisition expenses in connection with the FTC Merger. These expenses are recorded in other expenses in the Company’s Consolidated Statement of Income for the year ended December 31, 2021.

Note 3: Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized Cost	Gross Unrealized		Fair Value
(In thousands)		Gains	Losses
December 31, 2021
U.S. Government agencies	$354,774	$256	$4,780	$350,250
Residential mortgage-backed securities	107,772	2,312	297	109,787
Commercial mortgage-backed securities	14,286	41	51	14,276
Asset backed securities	12,730	421	44	13,107
Corporate investments	43,500	1,138	128	44,510
State and political subdivisions	43,596	1,200	112	44,684
Total available for sale	$576,658	$5,368	$5,412	$576,614

December 31, 2020
U.S. Government agencies	$12,092	$342	$—	$12,434
Residential mortgage-backed securities	181,569	5,644	1	187,212
Commercial mortgage-backed securities	16,793	538	—	17,331
Asset backed securities	13,990	543	86	14,447
Corporate investments	32,750	420	22	33,148
State and political subdivisions	45,025	1,833	57	46,801
Total available for sale	$302,219	$9,320	$166	$311,373

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized Cost	Gross Unrealized		Fair Value
(In thousands)		Gains	Losses
December 31, 2021
States and political subdivisions	$71,648	$436	$—	$72,084
Total held to maturity	$71,648	$436	$—	$72,084

December 31, 2020
States and political subdivisions	$93,766	$670	$—	$94,436
Total held to maturity	$93,766	$670	$—	$94,436

All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies.

Provided below is a summary of investment securities which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
December 31, 2021:
Available for sale:
U. S. Government agencies	$314,614	$4,780	$—	$—	$314,614	$4,780
Residential mortgage-backed securities	15,216	297	—	—	15,216	297
Commercial mortgage-backed securities	8,376	51	—	—	8,376	51
Asset backed securities	2,272	8	2,192	36	4,464	44
States and political subdivisions	6,117	112	—	—	6,117	112
Corporate investments	11,372	128	—	—	11,372	128
	$357,967	$5,376	$2,192	$36	$360,159	$5,412

December 31, 2020:
Available for sale:
Residential mortgage-backed securities	$4,471	$1	$—	$—	$4,471	$1
Commercial mortgage-backed securities	305	—	—	—	305	—
Asset backed securities	2,492	86	—	—	2,492	86
States and political subdivisions	3,028	57	—	—	3,028	57
Corporate investments	9,229	22	—	—	9,229	22
	$19,525	$166	$—	$—	$19,525	$166

The number of debt securities in an unrealized loss position increased from 13 at December 31, 2020 to 82 at December 31, 2021. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2021.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2021:
One year or less	$11,190	$11,212	$9,286	$9,299
After one through five years	239,290	236,674	44,803	44,989
After five through ten years	197,992	197,809	15,349	15,586
After ten years	128,186	130,919	2,210	2,210
	$576,658	$576,614	$71,648	$72,084
December 31, 2020:
One year or less	$4,087	$4,108	$15,891	$15,926
After one through five years	21,150	21,692	50,738	50,926
After five through ten years	74,219	76,192	24,247	24,694
After ten years	202,763	209,381	2,890	2,890
	$302,219	$311,373	$93,766	$94,436

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
December 31, 2021	$451,402	$450,480	$38,704	$39,102

December 31, 2020	$251,913	$260,351	$57,110	$57,770

Note 4: Loans

The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	December 31, 2021	December 31, 2020
Secured by real estate:
Residential properties	$774,699	$738,340
Construction and land development	543,763	403,496
Farmland	211,503	217,104
Other commercial	1,396,085	1,224,633
Total real estate	2,926,050	2,583,573
Commercial and industrial loans	527,102	635,714
Agricultural production and other loans to farmers	86,520	85,469
Consumer and other loans	79,500	73,976

Total loans before allowance for loan losses	$3,619,172	$3,378,732

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

The following table presents the recorded investment in non-accrual loans, segregated by class.

(In thousands)	December 31, 2021	December 31, 2020
Secured by real estate:
Residential properties	$3,154	$3,869
Construction and land development	51	1,863
Farmland	1,327	158
Other commercial	1,176	7,947
Total real estate	5,708	13,837
Commercial and industrial loans	20	12
Agricultural production and other loans to farmers	3	85
Consumer and other loans	166	177
Total non-accrual loans	$5,897	$14,111

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or more	Total Past Due	Current	Total Loans	Past Due 90 days or more and Accruing

December 31, 2021
Secured by real estate:
Residential properties	$4,537	$2,032	$6,569	$768,130	$774,699	$865
Construction and land development	367	1,085	1,452	542,311	543,763	1,085
Farmland	600	425	1,025	210,478	211,503	30
Other commercial	1,589	1,118	2,707	1,393,378	1,396,085	212
Total real estate	7,093	4,660	11,753	2,914,297	2,926,050	2,192
Commercial and industrial loans	824	623	1,447	525,655	527,102	606
Agricultural production and other loans to farmers	311	32	343	86,177	86,520	32
Consumer loans	374	250	624	78,876	79,500	84
Total	$8,602	$5,565	$14,167	$3,605,005	$3,619,172	$2,914

	Past Due 30-89 Days	Past Due 90 Days or more	Total Past Due	Current	Total Loans	Past Due 90 days or more and Accruing

(In thousands)
December 31, 2020
Secured by real estate:
Residential properties	$5,836	$2,016	$7,852	$730,488	$738,340	$1,174
Construction and land development	713	3,086	3,799	399,697	403,496	1,843
Farmland	373	779	1,152	215,952	217,104	618
Other commercial	3,956	3,084	7,040	1,217,593	1,224,633	2,417
Total real estate	10,878	8,965	19,843	2,563,730	2,583,573	6,052
Commercial and industrial loans	2,195	135	2,330	633,384	635,714	135
Agricultural production and other loans to farmers	319	15	334	85,135	85,469	15
Consumer loans	444	278	722	73,254	73,976	101
Total	$13,836	$9,393	$23,229	$3,355,503	$3,378,732	$6,303

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

Impaired loans, segregated by class were as follows:

	December 31, 2021
(In thousands)	Principal Balance	Recorded Balance (1)	Related Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$7,667	$5,034	$—
Construction and land development	3,615	1,649	—
Farmland	3,413	2,859	—
Other commercial	2,671	1,300	—
Total real estate	17,366	10,842	—
Commercial and industrial	17,528	17,300	—
Agricultural production and other loans to farmers	105	15	—
Consumer and other loans	249	166	—

Total	35,248	28,323	—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	813	813	9
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	1,906	1,906	304
Total real estate	2,719	2,719	313
Commercial and industrial	4,542	4,542	1,701

Total	7,261	7,261	2,014

Total impaired loans	$42,509	$35,584	$2,014

	December 31, 2020
(In thousands)	Principal Balance	Recorded Balance (1)	Related Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$8,474	$5,795	$—
Construction and land development	5,530	3,462	—
Farmland	11,024	10,584	—
Other commercial	8,439	5,149	—
Total real estate	33,467	24,990	—
Commercial and industrial	10,386	9,962	—
Agricultural production and other loans to farmers	156	97	—
Consumer loans	216	177	—

Total	44,225	35,226	—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	1,073	1,073	9
Other commercial	6,072	6,039	2,028
Total real estate	7,145	7,112	2,037
Commercial and industrial	4,430	4,430	2,158

Total	11,575	11,542	4,195

Total impaired loans	$55,800	$46,768	$4,195
(1)Recorded balance represents the book value – the contractual principal obligation due from the customer less charge-offs and payments applied.

The average recorded investment and interest recognized for impaired loans for the years ended December 31, 2021 and 2020 are presented below.

	Year Ended December 31,
	2021		2020		2019
(In thousands)	Average Investment	Interest Recognized	Average Investment	Interest Recognized	Average Investment	Interest Recognized
Secured by real estate:
Residential properties	$6,309	$139	$6,014	$152	$5,013	$151
Construction and land development	2,123	115	4,384	127	2,135	175
Farmland	8,622	384	10,515	510	2,831	12
Other commercial	5,927	168	11,679	249	12,182	108
Total real estate	22,981	806	32,592	1,038	22,161	446
Commercial and industrial	20,473	1,089	2,136	81	624	30
Agricultural production and other loans to farmers	96	3	82	—	74	—
Consumer loans	188	1	181	—	93	—
Total	$43,738	$1,899	$34,991	$1,119	$22,952	$476

There were zero modifications classified as TDRs for the year ended December 31, 2021. The following table illustrates the impact of modifications classified as TDRs for the years ended December 31, 2020 and 2019:

(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at Year End
December 31, 2020
Secured by real estate:
Residential properties	1	$200	$183
Construction and land development	1	95	—

Total	2	$295	$183

December 31, 2019
Secured by real estate:
Other commercial	2	$7,493	$7,454
Total real estate	2	7,493	7,454
Consumer and other loans	1	188	187

Total	3	$7,681	$7,641

Although there were additional modifications of terms on some loans, the prevailing modifications during the reported periods were related to converting the loans to interest only for a period of time, reductions in the interest rates, and/or extensions of payment dates or maturity dates. Because the majority of these loans were classified as impaired loans before restructuring, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The Company did not forgive any principal on the above loans. The allowance for loan losses attributable to restructured loans was $139,000 and $2.0 million at December 31, 2021 and 2020, respectively.

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

The following table summarizes the credit quality of the Company’s loan portfolio by loan class for the period indicated:

(In thousands)	Risk Grades 1-6	Risk Grade 7	Risk Grade 8	Risk Grade 9	Total
December 31, 2021
Secured by real estate:
Residential properties	$763,116	$—	$11,583	$—	$774,699
Construction and land development	537,573	4,097	2,093	—	543,763
Farmland	208,318	—	3,185	—	211,503
Other commercial	1,386,240	—	9,845	—	1,396,085
Total real estate	2,895,247	4,097	26,706	—	2,926,050
Commercial and industrial	503,603	—	23,496	3	527,102
Agricultural production and other loans to farmers	86,292	—	228	—	86,520
Consumer and other loans	79,176	—	306	18	79,500
Total	$3,564,318	$4,097	$50,736	$21	$3,619,172

(In thousands)	Risk Grades 1-6	Risk Grade 7	Risk Grade 8	Risk Grade 9	Total
December 31, 2020
Secured by real estate:
Residential properties	$721,024	$—	$17,316	$—	$738,340
Construction and land development	401,347	—	2,149	—	403,496
Farmland	205,211	—	11,893	—	217,104
Other commercial	1,209,365	—	15,041	227	1,224,633
Total real estate	2,536,947	—	46,399	227	2,583,573
Commercial and industrial	619,086	51	16,526	51	635,714
Agricultural production and other loans to farmers	85,197	91	181	—	85,469
Consumer and other loans	73,560	—	416	—	73,976
Total	$3,314,790	$142	$63,522	$278	$3,378,732

Transactions in the allowance for loan losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
December 31, 2021
Allowance for loan losses:
Balance, beginning of year	$6,337	$20,163	$7,900	$1,600	$—	$36,000
Provision for loan losses	98	5,535	1,442	1,993	—	9,068
Recoveries on loans	512	2,414	599	2,744	—	6,269
Loans charged off	(391)	(979)	(453)	(4,514)	—	(6,337)

Balance, end of year	$6,556	$27,133	$9,488	$1,823	$—	$45,000

Allowance Balances:
Individually evaluated for impairment	$1,701	$304	$9	$—	$—	$2,014
Collectively evaluated for impairment	4,855	26,829	9,479	1,823	—	42,986

Ending balance	$6,556	$27,133	$9,488	$1,823	$—	$45,000

Loan Balances:
Individually evaluated for impairment	$21,822	$3,434	$1,640	$166	$—	$27,062
Collectively evaluated for impairment	505,280	2,147,917	773,059	165,854	—	3,592,110

Ending balance	$527,102	$2,151,351	$774,699	$166,020	$—	$3,619,172

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
December 31, 2020:
Allowance for loan losses:
Balance, beginning of year	$2,773	$10,766	$5,568	$1,135	$1,258	$21,500
Provision for loan losses	3,951	11,380	2,369	648	(1,258)	17,090
Recoveries on loans	212	492	353	3,324	—	4,381
Loans charged off	(599)	(2,475)	(390)	(3,507)	—	(6,971)

Balance, end of year	$6,337	$20,163	$7,900	$1,600	$—	$36,000

Allowance Balances:
Individually evaluated for impairment	$2,158	$2,028	$9	$—	$—	$4,195
Collectively evaluated for impairment	4,179	18,135	7,891	1,600	—	31,805

Ending balance	$6,337	$20,163	$7,900	$1,600	$—	$36,000

Loan Balances:
Individually evaluated for impairment	$14,392	$25,234	$6,868	$274	$—	$46,768
Collectively evaluated for impairment	621,322	1,819,999	731,472	159,171	—	3,331,964

Ending balance	$635,714	$1,845,233	$738,340	$159,445	$—	$3,378,732

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
December 31, 2019:
Allowance for loan losses:
Balance, beginning of year	$3,203	$12,920	$5,358	$1,134	$1,885	$24,500
Provision for loan losses	(386)	(1,758)	1,064	2,293	(627)	586
Recoveries on loans	428	633	529	3,236	—	4,826
Loans charged off	(472)	(1,029)	(1,383)	(5,528)	—	(8,412)

Balance, end of year	$2,773	$10,766	$5,568	$1,135	$1,258	$21,500

Note 6: Premises and Equipment

The following is a summary of premises and equipment.

(In thousands)	December 31, 2021	December 31, 2020
Land	$26,902	$27,023
Bank premises	74,311	72,561
Leasehold improvements	15,325	13,572
Data processing equipment	34,286	34,708
Furniture and other equipment	42,685	44,103
	193,509	191,967
Less accumulated depreciation and amortization	(91,544)	(89,000)
	$101,965	$102,967

Depreciation and amortization expense for premises and equipment totaled $7.9 million in 2021, $6.4 million in 2020, and $5.1 million in 2019.

Note 7: Other Assets

The following is a summary of other assets.

(In thousands)	December 31, 2021	December 31, 2020
Amortized intangible assets	$5,100	$5,823
Other real estate owned	5,815	6,754
Cash value of bank-owned life insurance	100,325	91,284
Federal Home Loan Bank stock	2,731	2,557
Deferred income tax	4,608	2,516
Investment in statutory trusts	1,704	1,703
Other	25,304	26,603
	$145,587	$137,240

As a condition to borrowing funds from the FHLB, the Bank is required to purchase stock in the FHLB. No ready market exists for the stock, and it has no quoted fair value. The investment in FHLB stock can only be redeemed by the FHLB at face value.

Intangible assets with a determinable useful life are amortized to other operating expense over their respective useful lives. Core deposit intangibles and acquired customer relationships are amortized over 15 years and non-competition intangibles are amortized over three years.

The following is a summary of amortized intangible assets:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2021
Core deposit intangibles	$6,901	$2,060	$4,841
Acquired customer relationships	1,415	1,156	259
Non-compete agreements	90	90	—
	$8,406	$3,306	$5,100

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2020
Core deposit intangibles	$6,901	$1,375	$5,526
Acquired customer relationships	1,415	1,118	297
Non-compete agreements	90	90	—
	$8,406	$2,583	$5,823

Amortization expense of intangible assets having determinable useful lives amounted to $723,000, $559,000, and $93,000 for the years ended December 31, 2021, 2020, and 2019, respectively. The future amortization schedule for the Company’s intangible assets is as follows:

(In thousands)
2022	$705
2023	688
2024	668
2025	646
2026	620
After 2026	1,773
$5,100

Note 8: Leases

The Company adopted FASB ASU No. 2016-02 — Leases (Topic 842) as of January 1, 2019, and recognized a $5.2 million cumulative effect adjustment debit, net of tax, to retained earnings. The Company elected the package of practical expedients, which among other things, does not require reassessment of lease classification.

The Company determines at inception if a contract is or contains a lease. Operating lease assets are included in operating lease right-of-use assets, and operating lease liabilities are included in operating lease liabilities in the Company's consolidated balance sheets. The Company has made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12-month term) or immaterial leases in its consolidated balance sheets. The Company recognizes the lease expense for these leases on a straight-line basis over the life of the lease. The Company has no finance leases.

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

	Year Ended December 31,
	2021	2020
Lease weighted averages:
Weighted average remaining lease term (years) - operating leases	11.28	11.99
Weighted average discount rate - operating leases	5.00%	5.00%

	Year Ended December 31,
(In thousands)	2021	2020
Lease expense:
Operating lease expense	$4,747	$5,112
Variable lease expense	774	508
Short-term lease expense	181	165
Sublease income	—	(8)
Total lease expense	$5,702	$5,777

Maturities of operating lease liabilities were as follows:

(In thousands)	December 31, 2021
Year 1	$4,439
Year 2	4,359
Year 3	4,215
Year 4	4,291
Year 5	4,402
Thereafter	25,327
Total lease payments	47,033
Less: Imputed interest	(11,240)
Total lease obligation	$35,793

Supplemental cash flow related to leases was:

	Year Ended December 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$4,610	$4,683
ROU assets obtained in exchange for lease obligations:
Operating leases	$711	$214
Reduction to ROU assets resulting from reductions to lease obligations:
Operating leases	$2,927	$3,028

There were no lease sale transactions in 2021. During the year ended December 31, 2020, the Company recognized $3.8 million of gains from lease sales transactions.

Note 9: Other Real Estate Owned

Other real estate owned activity was as follows:

(In thousands)	December 31, 2021	December 31, 2020
Beginning balance	$6,754	$4,851
Additions	4,947	9,491
Proceeds from sales	(5,861)	(7,687)
Write-downs	(209)	(301)
Net gain (loss) on sales	184	400
Balance at end of period	$5,815	$6,754

Note 10: Deposits

The following is a summary of the Company’s deposits.

(In thousands)	December 31, 2021	December 31, 2020
Noninterest-bearing	$1,404,590	$1,230,868
Interest bearing:
Money market, NOW and savings accounts	2,592,560	2,227,979
Certificates of deposit of $250,000 or more	181,751	192,188
Other certificates of deposit	443,215	501,775
Total interest bearing	3,217,526	2,921,942
Total deposits	$4,622,116	$4,152,810

Scheduled maturities of certificates of deposits are as follows:

(In thousands)	December 31, 2021
2022	$419,846
2023	115,419
2024	54,745
2025	22,045
2026	12,891
After 2025	20
$624,966

Note 11: Short-term Borrowings

The following is a summary of the Company’s short-term borrowings.

	Balances Outstanding			Weighted Average Rate
(Dollars in thousands)	Maximum Month End	Average Daily	At Period End	During Period	At Period End
December 31, 2021:
Federal funds purchased	$—	$—	$—	—%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%

	$—	$—	$—

December 31, 2020:
Federal funds purchased	$—	$150	$—	1.07%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%

	$—	$150	$—

Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U. S. Government agency securities. As of December 31, 2021, the Company had unsecured federal funds lines with available commitments totaling $223.0 million.

Note 12: Advances from Federal Home Loan Bank and Other Borrowings

The Bank has advances from the FHLB which are collateralized by a blanket lien on first mortgage and other qualifying loans. The following is a summary of these advances.

(Dollars in thousands)	December 31, 2021	December 31, 2020
Balance:
Single payment advances	$20,000	$20,000
Amortizing advances	501	646

	$20,501	$20,646

Range of interest rates:
Single payment advances	1.42% - 1.53%	1.42% - 1.53%
Amortizing advances	2.06% - 2.94%	2.06% - 2.94%

Range of maturities:
Single payment advances	2027	2027
Amortizing advances	2022 - 2028	2021 - 2028

The Bank may not prepay single payment advances without paying a prepayment penalty. These advances are subject to quarterly calls until maturity by the FHLB. The Company had $1.48 billion as of December 31, 2021 and $1.41 billion as of December 31, 2020 available in additional short and long-term borrowing capacity from the FHLB of Dallas.

At December 31, 2021 and 2020, the Company had the ability to draw additional borrowings of $189.5 million and $211.4 million, respectively, from the Federal Reserve Bank of St. Louis. The ability to draw borrowings is based on loan collateral pledged with principal balances of $231.7 million and $253.7 million as of December 31, 2021 and 2020, respectively, subject to the approval from the Board of Governors of the Federal Reserve System.

In October 2016, the Company entered into a five-year loan agreement with a correspondent bank under which the Company borrowed $35.0 million in connection with the redemption of its preferred stock. The Company pledged 100% of its shares of BankPlus stock as collateral for the loan. The loan required quarterly principal reductions of $875,000 and quarterly interest payments, at a 3.75% annual rate, beginning December 31, 2019. The balance outstanding on this loan was $13.1 million as of December 31, 2020. The Company repaid this loan at its maturity in October 2021.

Required principal payments on FHLB advances and other borrowings are as follows.

(In thousands)	December 31, 2021	December 31, 2020
2022	$417	$13,171
2023	25	395
2024	13	110
2025	13	—
2026	14	—
Thereafter	20,019	20,095
	$20,501	$33,771

On February 25, 2022, the Company entered into a Loan Agreement with First Horizon Bank pursuant to which First Horizon Bank will provide the Company a revolving credit facility in the amount of up to $20.0 million. The revolving credit facility is collateralized by all of the outstanding shares of BankPlus common stock. The revolving credit facility matures on February 25, 2024. The revolving credit facility bears interest at the prime rate of interest as reported in The Wall Street Journal published daily, subject to a minimum of 3.25%.

Note 13: Subordinated Debentures and Trust Preferred Securities

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and will be amortized over the life of the Notes. At December 31, 2021 and December 31, 2020, the remaining unamortized balance of these issuance costs was $1.2 million and $1.4 million, respectively. The Notes will initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

The following is a summary of debentures payable to statutory trusts.

(Dollars in thousands)	Year of Maturity	Interest Rate	December 31, 2021	December 31, 2020
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at due to the remaining purchase discount which was established upon the SCC Merger and is being amortized over the life of the debentures. At December 31, 2021 and December 31, 2020, the remaining unamortized purchase discount was $4.0 million and $4.2 million, respectively .

Interest rates adjust quarterly for the debentures whose rates are indexed with LIBOR. We are currently monitoring the actions of LIBOR’s regulator and the implementation of alternative reference rates to determine any potential impact of the discontinuation of LIBOR on the subordinated debentures.

The Company has the right to redeem the debentures prior to maturity. Upon redemption of the subordinated debentures payable to a statutory trust, the trust will also liquidate its common stock and preferred capital securities.

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “Subordinated Notes”). The Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable quarterly in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the Subordinated Notes in whole upon certain other events. The Subordinated Notes are not subject to redemption at the option of the holder. The Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes.

Note 14: Shareholders’ Equity

In March 2019, the Company’s board of directors amended its Articles of Incorporation to reclassify the existing Class A Voting Common Stock and Class B Nonvoting Common Stock into a single class of $1.00 Par Value per Share Common Stock. This reclassification had no effect on share count or total shareholders’ equity.

Additionally, in March 2019, the Company’s board of directors authorized 10,000,000 shares of preferred stock with no par value, which may be issued from time to time and in one or more classes or series upon authorization of the board of directors. At December 31, 2021, there were zero shares of preferred stock issued and outstanding.

Note 15: Other Operating Income and Other Operating Expenses

Significant components of other operating income are summarized as follows.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Income from fiduciary activities	$7,569	$6,280	$6,434
ATM income	6,377	5,389	4,548
Brokerage and insurance fees and commissions	2,399	1,986	1,791
Other real estate income and gains	399	761	1,028
Life insurance income	6,601	2,386	1,628
Community Development Financial Institutions grants	2,241	823	960
Other	4,516	8,804	2,417
	$30,102	$26,429	$18,806
Significant components of other operating expenses are summarized as follows.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Advertising and marketing	$3,868	$3,968	$3,536
Other real estate expenses and losses	842	889	1,250
FDIC and State insurance assessments	3,029	2,085	851
Professional fees	3,907	6,272	3,200
Security expense	857	831	1,045
Supplies	992	1,023	805
Other	14,586	12,263	11,187
	$28,081	$27,331	$21,874

Note 16: Employee Benefits

The Company has an Employee Stock Ownership Plan (“ESOP”) that covers all employees of the Bank who are 21 years of age and work in a position requiring at least one thousand hours of service annually. The plan also has 401(k) provisions that allow for employee tax deferred contributions. Participants may make contributions to the ESOP in accordance with applicable regulations and the ESOP’s provisions. The Company makes a 3% “safe harbor” matching contribution, plus an additional matching contribution equal to 50% of the next 2% of an employee’s salary deferral contributions in excess of 3%. Additional contributions are made to the ESOP at the discretion of the board of directors. Total contribution expenses related to the ESOP were $3.5 million in 2021, $3.2 million in 2020, and $2.6 million in 2019.

The ESOP owned 1,500,732 and 1,499,459 shares of the Company's common stock at December 31, 2021 and 2020, respectively. The ESOP entered into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of company stock that were sold by participants in accordance with diversification provisions of the ESOP. A total of 176,786 shares were repurchased through 2011, 77,000 shares were repurchased under this program in 2012, and 27,594 shares were repurchased in 2019. These unallocated shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares that are used to repay the loan are treated as compensation expense.

The following table presents information related to the Company’s ESOP-owned shares.

(Dollars in thousands)	December 31, 2021	December 31, 2020
Allocated shares	1,472,334	1,449,335
Unearned shares	28,398	50,124
Total ESOP shares	1,500,732	1,499,459

Fair value of unearned shares	$1,938	$2,569

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Comp any will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the consolidated balance sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with SEC guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third-party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the consolidated statements of changes of shareholders’ equity. The fair value of shares held by the ESOP at December 31, 2021 was $100.5 million, based on the Company’s previously disclosed appraised value of $68.25 per share of common stock. The fair value of shares held by the ESOP at December 31, 2020 was $74.3 million, based on the Company’s previously disclosed appraised value of $51.25 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. In particular, the COVID-19 pandemic has had a significant impact on the trading markets for equity securities, including the value of equity securities of banking institutions. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

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

In connection with the Merger, all shares of SCC common stock held in the State Bank ESOP were converted into shares of the Company’s common stock using the exchange ratio provided for in the Merger Agreement. Distributions from the State Bank ESOP may be either in cash or Company common stock. The shares of Company common stock distributed by the State Bank ESOP are subject to a put option so long as the Company is not publicly traded and the valuation obtained for purposes of the ESOP is used to determine the put option price under the State Bank ESOP. As of December 31, 2021 and December 31, 2020, the State Bank ESOP held zero and 213,134 shares of Company common stock, respectively.

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

State Bank Defined Benefit Pension Plan

As a result of the Merger, the Company assumed the Mississippi Southern Bank Pension Plan (“State Bank Pension Plan”), a defined benefit pension plan which was closed to new participants and benefits were frozen effective as of December 31, 2002. While no additional benefits accrue, the Company’s cumulative obligation is subject to adjustment due to changes in actuarial assumptions such as expected mortality and changes in interest rates. Net periodic pension costs for the annual period ended December 31, 2021 were not material to the Company’s consolidated statements of income. The Company received approval of the termination of the State Bank Pension Plan from the IRS and has distributed all assets held by the State Bank Pension Plan in accordance with its terms.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 17: Income Taxes

Significant components of income tax expense (benefit) are as follows.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current:
Federal	$11,249	$7,365	$3,095
State	1,971	1,896	768
	13,220	9,261	3,863
Deferred:
Federal	131	45	4,152
State	67	(96)	978
	198	(51)	5,130
	$13,418	$9,210	$8,993

The differences between actual income tax expense and the expected amount computed using the applicable Federal rate are summarized as follows.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Amount computed on earnings before income taxes	$14,656	$10,150	$9,532
Tax effect of:
Income from tax-exempt investments, net of disallowed interest deduction	(392)	(486)	(701)
Bargain purchase gain	—	(226)	1,380
State income taxes, net of Federal tax benefit	1,610	1,422	—
Life insurance income	(1,341)	(445)	(341)
Qualified School Construction Bond credits	(854)	(854)	(854)
New markets tax credit	(460)	—	—
Low Income Housing Tax credits	(161)	(221)	(221)
Non-deductible expense	355	384	337
Sale of foreclosed right-of-use asset	—	(809)	—
Other, net	5	295	(139)
	$13,418	$9,210	$8,993

The components of net deferred tax assets (liabilities) are presented in the table below. With limited exception, the Company is no longer subject to income tax examinations by tax authorities for years before 2018.

(In thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Allowance for loan losses	$11,410	$9,157
Other real estate	1,182	1,243
Investment securities	183	409
Restricted stock	351	202
Unrealized loss on securities available for sale	11	—
Loan yield and credit mark on loans	1,120	2,691
Deposit yield mark	569	1,211
Accrued expenses	576	715
Other	78	35
Total deferred tax assets	15,480	15,663

Deferred tax liabilities:
Depreciation of premises and equipment	(7,022)	(7,067)
Federal Home Loan Bank stock dividends	(87)	(85)
Partnership income	(678)	(371)
Prepaid expenses	(1,014)	(1,059)
Amortization of intangibles	(1,066)	(1,219)
Subordinated debt yield mark	(1,005)	(1,067)
Unrealized gain on securities available for sale	—	(2,279)
Total deferred tax liabilities	(10,872)	(13,147)

Net deferred tax assets	$4,608	$2,516

The net deferred tax assets of $4.6 million and $2.5 million at December 31, 2021 and 2020, respectively, are included in other assets on the consolidated balance sheets.

Note 18: Commitments and Contingencies

Litigation

On March 20, 2019, a complaint (the “Complaint”), Mills v. BankPlus, et al., Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as Court-appointed Receiver for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”), naming BankPlus, three former BankPlus employees, one then-current BankPlus employee and other defendants, including defendants affiliated and unaffiliated with BankPlus (“Defendants”). The Complaint seeks to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber. A brief description of the cause of action on the cover sheet filed with the Complaint includes securities, civil conspiracy, aiding and abetting, negligence, and other possible causes of action. The amount of damages (including punitive damages) requested against the Defendants in the Complaint is unspecified. On January 4, 2021, the plaintiff, Mills, filed an Amended Complaint. Answers and/or Motions to Dismiss the Amended complaint were filed by the Defendants. On July 8, 2021, the Court denied the Motion to Dismiss filed by BankPlus. A related motion for reconsideration was filed by BankPlus on August 9, 2021. On September 30, 2021, an order was entered to consolidate for purposes of discovery this case (No. 3:19-cv-00196-CWR-FKB) with three other related cases filed by Mills, the Receiver. A Case Management Order (No. 3:22-cv-36-CWR-FKB) was entered on January 31, 2022 for the sole purpose of managing consolidated discovery in the four related cases.

In addition to the above, the Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. The Company does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on its consolidated financial position or liquidity.

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

	December 31, 2021	December 31, 2020
Loan commitments to extend credit	$1,185,760	$974,069
Standby letters of credit	15,128	7,139

The Bank makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $25.3 million and $81.5 million at December 31, 2021 and 2020, respectively. These commitments are accounted for as derivatives and marked to fair value through income. The Bank also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. These forward sales agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through income. The Bank had $35.5 million and $122.5 million in locked forward sales agreements in place at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, derivatives with a positive fair value of $129,000 and $191,000, respectively, were included in other assets and derivatives with a negative fair value of $85,000 and $371,000, respectively, were included in other liabilities.

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

Under the Basel III rules, the Company must maintain a capital conservation buffer of CET1 capital above the minimum risk-based capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. If, after deducting the buffer amount from its CET1 capital, Tier 1 capital, and total capital, any of these amounts results in a risk-based capital ratio below the minimum, a banking institution will face constraints on dividends, equity repurchases and discretionary compensation based on the amount of the shortfall. The capital conservation buffer, which was 2.50% at December 31, 2021 and December 31, 2020, is included in the minimum capital requirements relative to risk-weighted assets in the following table. Management believes as of December 31, 2021 and December 31, 2020, the Company and the Bank met Basel III minimum capital requirements to which they are subject.

The Bank is also subject to capital requirements under the prompt corrective action regime. As of December 31, 2021, the Bank met the criteria for being categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. To be categorized as well capitalized, an insured depository institution must maintain certain ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets. There are no conditions or events since December 31, 2021 that management believes would change the Bank’s category. The amounts of the Bank’s capital relative to the standards for well capitalized status are set forth in the following table.

The Company’s and the Bank’s CET1 capital includes total common equity reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. In connection with the adoption of Basel III, the Company elected to opt out of the requirement to include most components of accumulated other comprehensive income (loss) in its CET1 capital.

Tier 1 capital includes CET1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2021 and December 31, 2020 included $51.0 million and $50.8 million of trust preferred securities issued by the trusts (net of investment in the trusts), respectively. The Bank did not have any additional Tier 1 capital beyond CET1 capital as of December 31, 2021 and December 31, 2020.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. In addition, Tier 2 capital for the Company includes $58.8 million of subordinated debentures, net of issuance cost, that were issued in the second quarter of 2020. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III.

The following table presents actual and required capital ratios for the Company and the Bank under the Basel III rules and prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes (incl. Capital Conservation Buffer)		Required to be Well Capitalized

(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2021:
Company:
CET1 Capital to Risk-Weighted Assets	$382,736	9.40%	$285,078	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	433,754	10.65%	346,166	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	537,541	13.20%	427,617	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	433,754	8.46%	205,072	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$428,602	10.55%	$284,509	7.00%	$264,187	6.50%
Tier 1 Capital to Risk-Weighted Assets	428,602	10.55%	345,475	8.50%	325,153	8.00%
Total Capital to Risk-Weighted Assets	473,602	11.65%	426,763	10.50%	406,441	10.00%
Tier 1 Capital to Average Assets	428,602	8.37%	204,714	4.00%	255,893	5.00%

December 31, 2020:
Company:
CET1 Capital to Risk-Weighted Assets	$339,936	9.94%	$239,437	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	390,713	11.42%	290,745	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	485,357	14.19%	359,155	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	390,713	8.55%	182,853	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$387,231	11.36%	$238,629	7.00%	$221,584	6.50%
Tier 1 Capital to Risk-Weighted Assets	387,231	11.36%	289,763	8.50%	272,719	8.00%
Total Capital to Risk-Weighted Assets	423,231	12.42%	357,943	10.50%	340,898	10.00%
Tier 1 Capital to Average Assets	387,231	8.49%	182,531	4.00%	228,164	5.00%

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

Level 1
Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access as of the measurement date

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3
Unobservable inputs that are significant to the fair value of the assets or liabilities that reflect a company’s own assumptions about the assumptions that market participants would use in pricing assets or liabilities

Management monitors the availability of observable market data to assess the appropriate classification of assets and liabilities within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers of financial instruments between fair value levels during the years ended December 31, 2021 and 2020.

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

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	Fair Value	Fair Value Measurements Using
(In thousands)		Level 1	Level 2	Level 3
December 31, 2021
U.S. Government agencies	$350,250	$—	$350,250	$—
Residential mortgage-backed securities	109,787	—	109,787	—
Commercial mortgage-backed securities	14,276	—	14,276	—
Asset backed securities	13,107	—	13,107	—
Corporate investments	44,510	—	44,510	—
State and local political subdivisions	44,684	—	44,684	—
Total securities available for sale	$576,614	$—	$576,614	$—

December 31, 2020
U.S. Government agencies	$12,434	$—	$12,434	$—
Residential mortgage-backed securities	187,212	—	187,212	—
Commercial mortgage-backed securities	17,331	—	17,331	—
Asset backed securities	14,447	—	14,447	—
Corporate investments	33,148	—	33,148	—
State and local political subdivisions	46,801	—	46,801	—
Total securities available for sale	$311,373	$—	$311,373	$—

There were no transfers between Level 1, 2 or 3 during the periods shown above.

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair Value	Fair Value Measurements Using
(In thousands)		Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses:
December 31, 2021	$33,570	$—	$—	$33,570
December 31, 2020	$42,573	$—	$—	$42,573

Other real estate:
December 31, 2021	$5,815	$—	$—	$5,815
December 31, 2020	$6,754	$—	$—	$6,754

There were no transfers between Level 1, 2 or 3 during the periods shown above.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2021
Impaired loans, net of specific allowance	$33,570	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate	$5,815	Third-party and in-house appraisals	Selling costs	5% - 10%	6%
December 31, 2020
Impaired loans, net of specific allowance	$42,573	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate	$6,754	Third-party and in-house appraisals	Selling costs	5% - 10%	6%

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

The following table presents estimated fair values of the Company’s financial instruments that are not recorded at fair value:

	December 31, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$664,165	$664,165	$637,545	$637,545
Level 2 inputs:
Securities held to maturity	71,648	72,084	93,766	94,436
Federal Home Loan Bank stock	2,731	2,731	2,557	2,557
Accrued interest receivable	14,329	14,329	18,061	18,061
Level 3 inputs:
Loans held for sale	10,621	10,621	28,684	28,684
Loans, net	3,574,172	3,548,595	3,342,732	3,348,872

Financial liabilities:
Level 2 inputs:
Deposits	4,622,116	4,493,957	4,152,810	4,153,402
Advances from FHLB and other borrowings	20,501	21,024	33,771	34,941
Subordinated debentures	111,509	111,509	111,124	111,124
Accrued interest payable	1,425	1,425	2,709	2,709

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

The following is a summary of loans made to such borrowers.

(In thousands)	December 31, 2021	December 31, 2020
Beginning balance	$15,906	$17,804
Advances	6,025	5,578
Payments	(5,280)	(7,476)
Ending balance	$16,651	$15,906

The Bank had commitments to extend credit to these related parties amounting to $1.6 million and $2.4 million at December 31, 2021 and 2020, respectively.

In addition, one of the Company’s directors serves as Chairman of the board of directors for an entity that provides insurance services to the Company. For the years ended December 31, 2021, 2020, and 2019 the Company paid $1.6 million, $1.4 million, and $1.2 million, respectively, for these policies.

Note 22: Stock Based Compensation

Under the Company’s long-term incentive program, officers and directors are eligible to receive equity-based awards under the 2018 Long-Term Incentive Plan (“LTIP”). In connection with awards granted under the 2018 LTIP, a maximum of 250,000 shares of BancPlus common stock may be issued. As of December 31, 2021, 45,345 shares of BancPlus common stock were available for issuance under the 2018 LTIP Plan. The awards may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalent rights, performance unit awards, or any combination thereof. During the years ended December 31, 2021, 2020, and 2019 restricted stock awards (“RSA”) were granted for 90,927, 39,155, and 61,880 shares of common stock, respectively. RSAs granted under the LTIP generally vest over one to five years. Nonvested restricted stock awards are included in the Company’s common stock outstanding. Compensation expense for RSAs granted under the LTIP is recognized over the vesting period of the awards based on the fair value of the stock at the grant date, with forfeitures recognized as they occur.

Stock based compensation that has been charged against income was $2.3 million, $1.5 million, and $738,000 for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, there was $5.6 million of total unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.9 years.

A summary of our equity-based award activity and related information for our RSAs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2019	12,693	$53.00
Granted	61,880	53.75
Vested	(5,476)	53.00
Forfeited	—	—
December 31, 2019	69,097	53.67
Granted	39,155	45.36
Vested	(17,143)	51.03
Forfeited	—	—
December 31, 2020	91,109	50.60
Granted	90,927	52.49
Vested	(33,545)	52.03
Forfeited	(3,919)	46.87
December 31, 2021	144,572	$51.56

Note 23: Summarized Financial Information of BancPlus Corporation
Summarized financial information of BancPlus Corporation (parent company only) is as follows.

Balance Sheets

(In thousands)	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$52,960	$61,820
Investment in banking subsidiary	436,285	402,545
Due from Oakhurst Development, Inc.	31,173	31,698
Equity in undistributed loss of Oakhurst Development, Inc.	(22,379)	(22,547)
Investment in statutory trusts	1,703	1,703
Other assets	3,304	5,806
	$503,046	$481,025
Liabilities and Shareholders' Equity
Liabilities:
Subordinated debentures payable to statutory trusts	$111,509	$111,124
Accrued interest payable	194	227
Deferred income taxes	924	1,299
Note payable	—	13,125
Other liabilities	—	—
Total liabilities	112,627	125,775
Redeemable common stock owned by ESOP	100,487	74,278
Shareholders' equity, net of ESOP owned shares	289,932	280,972
	$503,046	$481,025

Statements of Income

	Year Ended December 31,
(In thousands)	2021	2020	2019
Income:
Dividends from banking subsidiary	$21,600	$22,050	$18,000
Equity in undistributed income of banking subsidiary	38,466	20,181	22,078
Equity in undistributed income (loss) of Oakhurst Development, Inc.	167	3,706	(265)
Other income	2,571	36	48
Total income	62,804	45,973	39,861

Expenses:
Interest expense	4,101	2,741	719
Other expenses	3,889	5,583	3,461
Total expenses	7,990	8,324	4,180

Income before income taxes	54,814	37,649	35,681
Income tax benefit	1,638	1,534	719
Net income	$56,452	$39,183	$36,400

Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2021	2020	2019

Net income	$56,452	$39,183	$36,400

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	(9,198)	8,778	1,003
Tax effect	2,290	(2,185)	(250)
Total other comprehensive income (loss), net of tax	(6,908)	6,593	753
Comprehensive income	$49,544	$45,776	$37,153

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$56,452	$39,183	$36,400
Adjustments to reconcile net income to net cash from operating activities:
Common stock released by ESOP	1,249	1,826	985
Stock based compensation expense	2,337	1,474	105
Equity in undistributed income of banking subsidiary	(38,466)	(20,181)	(22,078)
Equity in undistributed (income) loss of Oakhurst Development, Inc.	(167)	(3,706)	265
Other, net	506	(2,453)	108
Net cash from operating activities	21,911	16,143	15,785

Cash flows from investing activities:
Acquisition of State Capital Corp.	—	(7,115)	—
Investment in Oakhurst Development, Inc.	315	201	2,312
Net cash from (used in) investing activities	315	(6,914)	2,312

Cash flows from financing activities:
Payments on other borrowings	(13,125)	(3,500)	(3,500)
Common stock acquired by ESOP	—	—	(2,499)
Proceeds from issuance of subordinated debt	—	60,000	—
Payment of subordinated debt issuance costs	—	(1,439)	—
Purchase of Company stock	(2,433)	(3,268)	—
Shares withheld to pay taxes on restricted stock vesting	(229)	(10)	(46)
Cash dividends paid on common stock	(15,299)	(13,220)	(9,642)
Net cash from (used in) financing activities	(31,086)	38,563	(15,687)

Net change in cash and cash equivalents	(8,860)	47,792	2,410

Cash and cash equivalents at beginning of year	61,820	14,028	11,618

Cash and cash equivalents at end of year	$52,960	$61,820	$14,028

Note 24: COVID-19

In response to the economic impact of the COVID-19 pandemic, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. It contained substantial lending, tax and spending provisions, including creating and appropriating an initial $349 billion of funding to the Paycheck Protection Program (“PPP”), designed to aid small and medium-sized businesses through federally guaranteed, forgivable loans distributed by banks. On April 24, 2020, Congress enacted the Paycheck Protection Program and Healthcare Enhancement Act to, among other things, increase the available funding under the PPP by $310 billion to a total of $659 billion. The deadline for the first round of loan applications was August 8, 2020.

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

As of December 31, 2021, 6,968 BankPlus PPP loans totaling $404.2 million had been forgiven and paid by SBA or the paid off by the customer. As of December 31, 2021, the Company held 736 loans for customers under the PPP, totaling approximately $46.4 million. The loans have maturities ranging from February 2022 to April 2028. The Company expects to recognize total fee income of approximately $2.0 million over the lives of the loans.

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

As of December 31, 2021, the Company had granted temporary modifications on 1,714 outstanding loans totaling approximately $671.0 million, or 19% of total outstanding loans, primarily secured by 1-4 family residences and multi-tenant retail commercial real estate. As of December 31, 2021, two loans totaling $14.0 million, or 0.4% of the Company’s loan portfolio, were still in deferment.

Economic uncertainties have arisen which may negatively affect the financial position, results of operations and cash flows of the Company. The duration of these uncertainties and ultimate financial effects cannot be reasonably estimated at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based upon their evaluation as of December 31, 2021, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “2013 Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2021, based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

BancPlus has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers. A copy of the Code of Ethics is attached hereto as Exhibit 14.1.

Board of Directors

The BancPlus board of directors is divided into three classes, with each director serving a three-year term and until his or her successor is elected or qualified, or until his or her earlier death, resignation or removal. The election of directors is staggered so that approximately one-third of the BancPlus board of directors is elected at each annual meeting. The terms of the Class III directors expire at the 2022 annual meeting and will be submitted for re-election at that time, with the exception of Mr. Guidry whose term began on March 1, 2022 in conjunction with the FTC Merger and expires at the 2025 annual meeting. The terms of the Class I directors expire at the 2023 annual meeting. The terms of the Class II directors expire at the 2024 annual meeting. The BancPlus directors discharge their responsibilities throughout the year at board of directors and committee meetings and also through telephone contact and other communications with its executive officers. The directors elected to each of Class I, Class II and Class III, as well as their respective ages, as of the date of this Annual Report on Form 10-K, are set forth below.

Name	Age	Director Since	Class	Independent
S.R. Evans Jr., M.D.	83	2020	I	Yes
Kirk A. Graves	57	2020	III	No
David Guidry	64	2022	III	Yes
Kennith W. Helton	81	1983	I	Yes
Randall E. Howard	74	2015	II	Yes
B. Bryan Jones III	72	2000	III	No
R. Eason Leake	75	2015	II	No
Ryan J. Lopiccolo	39	2022	II	Yes
Carl R. Montgomery	82	1976	I	Yes
R. Hal Parker	75	2008	II	Yes
Thomas G. Peaster	81	1987	I	No
John F. Phillips III	72	1988	II	Yes
William A. Ray	66	1987	III	No
Max S. Yates	63	2000	III	No

The table below provides the current composition for each of the standing committees of the board of directors.

Name	Audit	Compensation	Nominating & Corporate Governance	Risk	Trust
S.R. Evans Jr., M.D.	Member		Member	Member	Member
Kirk A. Graves
David Guidry	Member			Member
Kennith W. Helton			Member	Member	Member
Randall E. Howard	Chair	Member	Member	Member
B. Bryan Jones III			Member	Member	Chair
R. Eason Leake		Member		Member	Member
Ryan J. Lopiccolo	Member			Member
Carl R. Montgomery	Member	Chair	Chair	Member
R. Hal Parker	Member	Member	Member	Chair
Thomas G. Peaster					Member
John F. Phillips III	Member			Member
William A. Ray
Max S. Yates					Member

Executive Officers

BancPlus’ executive officers are appointed by the BancPlus board of directors and hold office until their successors are duly appointed and qualified or until their earlier death, resignation or removal. Each of BancPlus’ current executive officers, as well as their ages, are set forth below.

Name	Position	Age
William A. Ray	President and Chief Executive Officer	66
Kirk A. Graves	Senior Executive Vice President and Chief Operating Officer	57
M. Ann Southerland	Senior Executive Vice President and Chief Financial Officer	61
Eugene F. Webb	Senior Executive Vice President and Chief Banking Officer	62
Gregory A. Ray	Senior Executive Vice President and Chief Risk Officer	56
Max S. Yates	Senior Executive Vice President and Chief Strategy Officer	63

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

Max S. Yates. Mr. Yates has served as a director since 2000 and Senior Executive Vice President and Chief Strategy Officer since 2020 and is a member of the Trust Committee. He previously served as Senior Executive Vice President and Chief Risk Officer from 2012 to 2020. He served as Executive Vice President and Chief Risk Officer from 2006 to 2012. Prior to serving as Chief Risk Officer, he served as BankPlus’ Director of Treasury from 2000 to 2006 and Chairman of BankPlus’ Asset Liability Committee from 2000 to 2007. Additionally, Mr. Yates has served as a member of the BancPlus board of directors and as Secretary of the BancPlus board of directors since 2000. Prior to joining BancPlus, he was Senior Vice President of First National Bank of Holmes County from 1989 to 2000. Since starting his career in the banking industry in 1981, Mr. Yates has held various positions, including working as a Fixed Income Institutional Sales Advisor at a regional investment firm, advising community banks, and working in investments and treasury at two publicly traded financial institutions. Since 2014, he has served as a member of the board of directors of the Community Development Bankers Association. He also serves on the Mississippi Public Funds Guaranty Pool Board and on the FHLB of Dallas’ Member Advisory Council and is on the board of directors of the Mississippi Economic Council. Previously, Mr. Yates served on the board of directors of the Mississippi Bankers Association from 2010 to 2014, and currently serves on the legislative committee. His more than 39 years in the banking industry, as well as his relationships in the community, make him well qualified to serve as a director of BancPlus.
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

David Guidry. Mr. Guidry has served as a director of the FTC board and the FBT board since 2002 and 1998, respectively, and serves as Vice- Chairman of the FBT board and as Chairman of the FTC and FBT audit committees. Since 1982, Mr. Guidry has served as the President and Chief Executive Officer of Guico Industries, a manufacturer and distributor of equipment used in the exploration and development of oil fields and serving the entire North American oil patch, and founded its predecessor, Guico Machine Works, Inc., in 1982. Mr. Guidry is a trustee of Baptist Community Ministries and serves as a director of the Boy Scouts of America, the Louisiana Children’s Museum, the Louisiana Minority Business Council, Idea Village, Jefferson Parish and the Northshore business council. He previously served as a director of the New Orleans branch of the Federal Reserve Bank of Atlanta, Chairman of the board of commissioners of the Port of New Orleans and as a member and Chairman of the audit committee of the Louisiana University System Board of Supervisors. He has received numerous federal, state and local honors, including the Small Business Administration Minority Business Award and Manufacturer of the Year, Louisiana Lantern Award and Young Leadership Council Role Model Award. Mr. Guidry’s background as a chief executive officer for almost four decades, and his extensive community, business and financial experience serving as a director of and serving on and chairing numerous audit committees of several for- and non-profit entities make him qualified to serve on the BancPlus board.

Mr. Guidry attended the Amos Tuck School of Business at Dartmouth University after graduating from T.H. Harris Technical College.

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

B. Bryan Jones III. Mr. Jones has served as a director of BancPlus since 2000. He is a member of the Nominating and Corporate Governance Committee and Risk Committee and serves as Chair of the Trust Committee. Mr. Jones was a Senior Executive Vice President and Chief Private Banking Officer of BankPlus from 2012 until his retirement in March 2019. Prior to 2010, he held various positions at BankPlus, including Senior Executive Vice President and President—North Region. Mr. Jones has also developed valuable board of directors experience through his service on other boards, serving as a director of Staplcotn, one of the largest cotton marketing cooperatives in the United States, from 1998 until September 2020. Additionally, he serves on the civic board of the Mississippi Chapter of the Nature Conservancy. His knowledge of BancPlus’ products and services and the regulatory environment in which it operates, as well as his relationships in the community, make him well qualified to serve as a director of BancPlus.
Mr. Jones holds a Bachelor in Business Administration from the University of Mississippi.

R. Eason Leake. Mr. Leake has served as a director of BancPlus since 2015, and is a member of the Compensation Committee Risk Committee and Trust Committee. Mr. Leake’s leadership experience as Chief Executive Officer from 1999 to 2012 and Chairman of the Board from 2002 to the present of Ross & Yerger, an insurance company, add significant value to the BancPlus board of directors. Mr. Leake was also a director from 2009 until 2010 and Interim Chief Executive Officer from May 2010 until August 2010 at Infinity Business Group, Inc., when it entered into Chapter 7 bankruptcy under the United States Bankruptcy Code. He started his career in banking at People’s Bank in Tupelo, Mississippi, as an assistant cashier. He is certified as a

Chartered Property Casualty Underwriter and currently works as a producer at Ross & Yerger. With over 40 years of experience serving community banks, Mr. Leake has expertise in collateral protection strategies, asset and fee income growth strategies, and strategic planning. In addition, Mr. Leake currently serves as Chairman of the board of directors of PriorityOne Capital Corporation and is a director of PriorityOne Bank, further augmenting his experience. Mr. Leake’s prior banking experience, extensive managerial and leadership experience gained through his years with Ross & Yerger, and relationships in the markets BancPlus serves make him well qualified to serve on the BancPlus board of directors.

Mr. Leake earned a Bachelor of Arts in Economics from Millsaps College.

Ryan J. Lopiccolo. Mr. Lopiccolo has served as a director of the FTC boards since 2014. During his time as a director of the FTC boards, Mr. Lopiccolo’s duties included serving on the audit, loan, and M&A committees, in addition to serving on various executive committees. Since 2014, Mr. Lopiccolo has served as Executive Vice President of Columbus Properties, a real estate development firm. Mr. Lopiccolo’s diverse background, including years of restaurant entrepreneurship and retail experience specializing in e-commerce, payment processing and commercial real estate sales make him qualified to serve on the BancPlus board.

Mr. Lopiccolo holds a Bachelor’s of Business Administration from the University of San Diego.

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

Mr. Peaster holds a Bachelor of Business Administration from the University of Mississippi.

John F. Phillips III. Mr. Phillips has been a director of BancPlus since 1988 and is a member of the Audit Committee and the Risk Committee. He also sits on the board of directors of BankPlus. His principal occupation is in farming and agriculture, as an owner and manager of farming and land ownership company Phillips Planting Company in Holly Bluff, Mississippi, a position he has held since 1985. He has been an owner and manager of each of Phillips Farm Elevator, a grain merchandising company, from 2007 to present, and Sleepy Hollow II, LLC, a land ownership company, from 2010 to present. He has also been owner of Phillips Farms, the holding company for Silver Creek Gin Company, a commercial cotton ginning company, since 1999. Additionally, he was named President of Silver Creek Gin Company in 1999 and has been an owner and manager of Producer’s Flying Service, a flying service company, since 1992. Formerly, Mr. Phillips was a partial owner of each of Lexington Homes, a mobile home manufacturing and sales company, from 2004 to 2016, Phillips Brother’s Farms, a commercial catfish farming company, from 1980 to 2016, and Phillips Brother’s Land, a land ownership company, from 2010 to 2012. He also holds an ownership interest in fourteen additional companies. Mr. Phillips’s broad managerial and entrepreneurial experience as an owner of multiple companies and seasoned business judgment are among his qualifications to be a member of the BancPlus board of directors.

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

BancPlus’ named executive officers for the year ended December 31, 2021 are:

•William A. Ray, President and CEO of BancPlus and the Bank

•Eugene F. Webb, Senior Executive Vice President and Chief Banking Officer of BancPlus and the Bank
•Max S. Yates, Senior Executive Vice President and Chief Strategy Officer of BancPlus and the Bank

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of the named executive officers for the years ended December 31, 2021 and 2020. Unless otherwise noted, all cash compensation for each of BancPlus’ named executive officers was paid by BankPlus.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
William A. Ray	2021	623,077	—	449,975	472,500	93,315	1,638,867
President and CEO	2020	623,077	15,000	—	435,000	85,254	1,158,331
Eugene F. Webb SEVP and Chief Banking Officer	2021	360,769	—	183,731	191,100	35,080	770,680
Max S. Yates SEVP and Chief Strategy Officer	2021	329,746	—	167,997	174,720	50,023	722,486
________________________________
(1)Amounts represent additional performance-based cash bonuses earned under BancPlus’ annual incentive program in consideration of discretionary factors, as discussed further below in “—BancPlus’ Executive Compensation Program—Annual Incentive Program.
(2)On April 1, 2021, the executives received restricted stock awards under the long-term incentive program for 2018. The grant date fair value of the unvested awards set forth in this column is computed in accordance with ASC 718 and based on the December 31, 2020 value of $51.25 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP as of that time. As previously disclosed, this appraised value was determined solely for purposes of the ESOP’s administration and is therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of BancPlus’ common stock, is presented for illustrative purposes only and should not be relied on for any reason. In particular, the COVID-19 pandemic has had a significant impact on the trading markets for equity securities, including the value of equity securities of banking institutions. Neither BancPlus nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if BancPlus or the ESOP obtains a new appraised value, to disclose such new appraised value.
(3)Amounts represent performance-based cash bonuses earned under BancPlus’ annual incentive program.
(4)The following table details the amounts included in All Other Compensation:

	Year	Use of Company Vehicle ($)	Country Club Dues ($)	Dividends on Restricted Stock ($)	401(k) Employer Contributions ($)	Spousal Travel ($)	Life Insurance Premiums ($)	Director Fees ($)
Mr. Ray	2021	3,780	18,609	19,497	11,600	—	25,429	14,400
	2020	2,153	17,707	14,211	11,400	192	25,191	14,400
Mr. Webb	2021	—	7,680	7,718	11,600	—	8,082	—
Mr. Yates	2021	—	7,680	7,052	11,600	—	9,291	14,400

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

For 2021, Mr. Ray’s target AIP award was 50% of his base salary and each of Mr. Webb and Mr. Yates’ target AIP award was 35% of the executive officer’s base salary. In addition, the 2021 annual incentive awards were based on four corporate performance metrics of various weights: adjusted net operating income weighted 35%, ratio of nonperforming assets to total assets weighted 25%, adjusted efficiency ratio weighted 20%, and loan growth excluding PPP loans weighted 20%, with each metric having a defined threshold, target, and maximum performance goal. In February 2022, the Compensation Committee determined that BancPlus had reached maximum performance level on all four metrics, therefore Mr. Ray Mr. Webb and Mr. Yates each received the maximum 150% target award under the AIP.

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

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by each of BancPlus’ named executive officers on December 31, 2021.

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units That Have Not Vested (2)
Mr. Ray	March 20, 2019	1,466	$100,055
	December 20, 2019	3,684	251,433
	April 1, 2021	8,780	599,235
Mr. Webb	March 20, 2019	456	31,122
	December 20, 2019	1,535	104,764
	April 1, 2021	3,585	244,676
Mr. Yates	March 20, 2019	417	28,460
	December 20, 2019	1,404	95,823
	April 1, 2021	3,278	223,724
________________________________
(1)The grants vest in equal increments over three years.
(2)The market value of the unvested awards as of December 31, 2021 is based on the December 31, 2021 value of $68.25 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP. As previously disclosed, this appraised value was determined solely for purposes of the ESOP’s administration and is therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of BancPlus’ common stock, is presented for illustrative purposes only and should not be relied on for any reason. In particular, the COVID-19 pandemic has had a significant impact on the trading markets for equity securities, including the value of equity securities of banking institutions. Neither BancPlus nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if BancPlus or the ESOP obtains a new appraised value, to disclose such new appraised value.

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

The employment agreement with Mr. Ray contains certain provisions that provide severance benefits to him in the event of a qualifying termination of employment related to a change in control. BancPlus entered into a Change in Control Agreement effective January 1, 2018 with Mr. Webb and Mr. Yates, which had an initial two-year term and automatically renews for successive one-year terms unless either party notifies the other of an intent not to renew no later than the October 31st preceding the renewal date. The agreements provide for severance benefits described below in the event of a termination of employment by BancPlus other than for cause or by the executive for good reason during a defined “protected period” related to a change in control.

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

For Mr. Webb and Mr. Yates, if the executive’s employment is terminated by BancPlus other than for cause or by the executive for good reason during the period beginning six months before and ending 12 months following a change in control, the executive will receive the following severance benefits: (a) a lump sum payment equal to the sum of two times his then-current base salary and two times the average annual bonus received for the prior three years, (b) payment of a pro rata annual bonus for the year of termination based on achievement of the applicable performance metrics, and (c) payment of an amount equal to the employer portion of health care costs for up to 12 months.

If any part of the severance payments or benefits received by the executives in connection with a termination related to a change in control constitute an excess parachute payment under Section 4999 of the Code, the executive will receive the greater of (1) the amount of such payments and benefits reduced so that none of the amount constitutes an excess parachute payment, net of income taxes, or (2) the amount of such payments and benefits, net of income taxes and net of excise taxes under Section 4999 of the Code. In addition, as a condition of receipt of these change in control severance benefits, the executive must sign a general release in favor of BancPlus and comply with certain restrictive covenants, including covenants not to disclose confidential information, not to compete for six months following termination, and not to solicit employees or customers or interfere with any of BancPlus’ customer relationships for 36 months following termination (for Mr. Ray) and 24 months (for Mr. Webb and Mr. Yates).
Health and Welfare Benefits

BancPlus’ named executive officers are generally eligible to participate in its employee benefit plans, including medical, dental, vision, and long-term care and health and dependent care flexible spending accounts, in each case on the same basis as all its other employees. BancPlus’ named executive officers are offered BancPlus paid long-term disability insurance in an amount equal to 75% of annual earned income. In addition, BancPlus’ named executive officers are provided life and accidental death and dismemberment insurance benefits at the following coverage amounts: Mr. Ray—$2,560,000, Mr. Webb—$1,100,400 and Mr. Yates—$1,000,000.

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

Share Limits. A maximum of 250,000 shares of BancPlus common stock may be issued in connection with awards granted under the 2018 Plan, any or all of which may be issuable as incentive stock options. Shares of common stock related to awards which have been cancelled, forfeited, surrendered or terminated or which expire unexercised are also available for grant. The limitations on the number of shares of common stock under the 2018 Plan are subject to adjustment for specified changes in capitalization including a stock split, stock dividend, combination or exchange of shares, reorganization, merger or consolidation or other such change. As of December 31, 2021, 45,345 shares of BancPlus common stock were available for issuance under the 2018 Plan, and there were 144,572 outstanding restricted stock grants that remained subject to forfeiture.

Amendment or Termination. The BancPlus board of directors may amend, modify or terminate the 2018 Plan at any time, except that, without shareholder approval, the BancPlus board of directors may not increase the maximum number of shares of common stock that may be issued under the 2018 Plan, expand the classes of individuals eligible to receive awards under the 2018 Plan, materially expand the types of awards available under the 2018 Plan or make other changes requiring shareholder approval under applicable law or listing agency rule. The termination or any modification or amendment of the 2018 Plan will not, without the consent of a participant, adversely affect the participant’s right under an award previously granted.

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

Other Awards. The 2018 Plan also provides for certain other awards, including dividend equivalent rights and performance units. A dividend equivalent right entitles a participant to payments in an amount determined by reference to any cash dividends paid on a specified number of shares of common stock to shareholders of record during such period as will be determined by the Committee, and are subject to such restrictions and conditions as the Committee, in its discretion, will determine. Payment in respect of a dividend equivalent right may be made in cash or shares of common stock. A performance unit award grants a participant the right to receive, at a specified time, payment of an amount equal to all or a portion of the value of a specified or determinable number of units (stated in terms of a designated or determinable dollar amount per unit) subject to the attainment of the performance goals and other conditions established in the discretion of the Committee. Payment in respect of a performance unit award may be made in cash or shares of common stock. With respect to each of these types of awards, when the participant receives payment with respect to the award, the amount of cash and/or the fair market value of any shares of common stock received will be ordinary income to the participant, and BancPlus will generally be entitled to a tax deduction in the same amount.

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

BancPlus Corporation Employee Stock Ownership Plan

BancPlus maintains an employee stock ownership plan (“ESOP”) that covers all employees who are 21 years of age and work in a position requiring at least 1,000 hours of service annually. The ESOP also has 401(k) provisions that allow for employee tax deferred contributions. Participants may make contributions to the ESOP in accordance with applicable regulations and the ESOP’s provisions. BancPlus makes a 3% “safe harbor” matching contribution, plus an additional matching contribution equal to 50% of the next 2% of an employee’s salary deferral contributions in excess of 3%. Additional contributions are made to the ESOP at the discretion of the BancPlus board of directors. As of December 31, 2021, the ESOP owned 1,500,732 shares of BancPlus common stock.

Director Compensation

BancPlus’ non-management directors receive an annual retainer and a monthly attendance fee of $1,200 provided they attend the regular monthly board of directors meeting. In addition, they receive committee chair and member cash retainers for their service on board of directors committees. Finally, BancPlus’ non-management directors also receive an annual grant of BancPlus restricted stock with a grant date value of $20,000. In December 2019, after noting the potential blackout of BancPlus securities following the effectiveness of the Company’s Form S-4, the Compensation Committee elected to accelerate the grant of the restricted stock to be awarded under the 2018 LTIP. The restricted stock was granted on December 20, 2019 and vests on the April 1, 2021. Directors who are also employees do not receive the cash retainers or the restricted stock grant, but are eligible to receive the monthly meeting attendance fee. The cash retainers payable under our director compensation program are summarized in the table below.

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

2021 Director Compensation

The following table sets forth compensation paid, earned or awarded during 2021 to each of the BancPlus directors other than Mr. Ray and Mr. Yates, whose compensation is reflected in the “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total
S.R. Evans Jr., M.D.	49,400	19,988	2,500	71,888
Kennith W. Helton	44,400	19,988	—	64,388
Randall E. Howard	54,400	19,988	5,256	79,644
B. Bryan Jones III	46,900	19,988	5,000	71,888
R. Eason Leake	44,400	19,988	—	64,388
Carl R. Montgomery	54,400	19,988	—	74,388
R. Hal Parker	54,400	19,988	—	74,388
Thomas G. Peaster	14,400	—	169,840	184,240
John F. Phillips III	43,200	19,988	—	63,188
Kirk A. Graves	14,400	126,024	527,331	667,755
________________________________
(1)The grant date fair value of the awards set forth in this column is computed in accordance with ASC 718 and based on the December 31, 2020 value of $51.25 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP at the time of the grant. Dr. Evans. Messrs. Helton, Howard, Jones, Leake, Montgomery, Parker, and Phillips had 390 unvested awards at December 31, 2021.
(2)In addition to serving as directors, Mr. Peaster and Mr. Graves were employees of BancPlus during 2021. They each received the monthly fee for attending the regular board of directors meeting, but did not receive the annual director retainers. Compensation received for service as an employee of BancPlus is reflected in the “All Other Compensation” column above and summarized in the table below. Neither of these employees are named executive officers. Mr. Peaster serves as BancPlus’ executive chairman and provides leadership, strategic direction and guidance to BancPlus. Mr. Graves is the Senior Executive Vice President & Chief Operating Officer.

	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Country Club Dues ($)	401(k) Employer Contributions ($)	Life Insurance Premiums ($)	Dividends ($)
Dr. Evans	—	—	—	2,500	—	—	—
Mr. Howard	—	—	—	5,256	—	—	—
Mr. Jones	—	—	—	5,000	—	—	—
Mr. Peaster	120,000	—	—	—	5,376	44,464	—
Mr. Graves	329,846	—	174,720	3,120	11,600	3,755	4,290

Change in Control Agreement

BancPlus entered into a Change in Control Agreement with Mr. Graves effective April 1, 2020, in conjunction with his hire date, with an initial term of nine months and automatically renewing for successive one-year terms unless either party notifies the other of an intent not to renew no later than the October 31st preceding the renewal date. The terms of the Change in Control Agreements for Mr. Webb and Mr. Yates described above in the section entitled “- Change in Control Agreements” are also applicable for Mr. Graves.

Compensation Committee Discussion

For a discussion as to compensation committee interlocks and insider participation, please see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance - Corporate Governance Principles and Board Matters - Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 31, 2022, by (1) our directors and named executive officers, (2) each person who is known to us to own beneficially 5% or more of our common stock and (3) all directors and executive officers as a group. We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, based on information furnished by such shareholders, our management believes that each person has sole voting and dispositive power over the shares indicated as owned by such person. Unless otherwise noted, the address for each shareholder listed on the table below is: c/o BancPlus Corporation, 1068 Highland Colony Parkway, Ridgeland, Mississippi 39157. The table below calculates the percentage of beneficial ownership based on 10,115,945 shares of common stock outstanding as of February 25, 2022.

Name of Beneficial Owner	Number of Shares	Percentage
Directors and Named Executive Officers:
S.R. Evans Jr., M.D.(1)	344,384	3.40%
Kirk A. Graves(2)	9,161	*
Kennith W. Helton(3)	118,795	1.17%
Randall E. Howard(4)	6,435	*
B. Bryan Jones III(5)	342,683	3.39%
R. Eason Leake(6)	95,140	*
Carl R. Montgomery(7)	44,643	*
R. Hal Parker(8)	7,640	*
Thomas G. Peaster(9)	249,827	2.47%
John F. Phillips III(10)	141,307	1.40%
William A. Ray(11)	175,294	1.73%
Eugene F. Webb(12)	22,316	*
Max S. Yates(13)	363,229	3.59%
All Directors and Executive Officers as a group (15 persons)(14)	1,891,330	19.16%
Other Greater than 5% Holders:
BancPlus Corporation Employee Stock Ownership Plan (with 401(k) provisions)(15)	1,500,732	14.84%
Margaret M. Peaster(16)	1,008,696	9.97%
Laura Peaster Nelson(16)	988,696	9.77%
________________________________
*    Ownership is less than 1%.
(1)Includes (i) 390 shares of unvested restricted stock over which Dr. Evans has sole voting but no investment power; (ii) 3,250 shares held by Dr. Evans in an individual retirement account; and (iii) 15,784 shares held by Dr. Evans’ spouse.
(2)Includes 2,459 shares of unvested restricted stock over which Mr. Graves has sole voting but no investment power. The number of shares reported in the table does not include 5,217.3981 shares held by the ESOP for the benefit of Mr. Graves.
(3)Includes 390 shares of unvested restricted stock over which Mr. Helton has sole voting but no investment power.
(4)Includes (i) 390 shares of unvested restricted stock over which Mr. Howard has sole voting but no investment power; and (ii) 5,295 shares held by Mr. Howard in an individual retirement account.
(5)Includes (i) 18,000 shares held by B. B. Jones LP, of which Mr. Jones is a general partner; (ii) 10,703 shares held by the Bernard B. Jones, II Testamentary Trust, of which Mr. Jones is the trustee; (iii) 48,145 shares held by Wyatt Land, LLC, of which Mr. Jones is a managing member; (iv) 15,000 shares held by Bonanza LLC, of which Mr. Jones is a managing member; and (v) 390 shares of unvested restricted stock.. Mr. Jones has sole voting power over all of these shares, and sole investment power over all of these shares except the restricted stock, over which he has no investment power. The number of shares reported in the table also includes 580 shares held by Mr. Jones’s spouse.
(6)Includes (i) 390 shares of unvested restricted stock over which Mr. Leake has sole voting but no investment power; and (ii) 20,000 shares held by Mr. Leake’s spouse.
(7)Includes (i) 390 shares of unvested restricted stock over which Mr. Montgomery has sole voting but no investment power; and (ii) 3,000 shares held in an individual retirement account.
(8)Includes (i) 390 shares of unvested restricted stock over which Mr. Parker has sole voting but no investment power; and (ii) 2,000 shares held in an individual retirement account.
(9)The number of shares reported in the table does not include 5,407.6090 shares held by the ESOP for the benefit of Mr. Peaster.

(10)Includes (i) 390 shares of unvested restricted stock over which Mr. Phillips has sole voting but no investment power; and (ii) 54,167 shares held by Phillips Farms Elevator LLC, of which Mr. Phillips is a manager.
(11)Includes 13,930 shares of unvested restricted stock over which Mr. Ray has sole voting but no investment power; and (ii) 20,000 shares held by Mr. Ray’s spouse. The number of shares reported in the table does not include 39,628.7901 shares held by the ESOP for the benefit of Mr. Ray.
(12)Includes 5,576 shares of unvested restricted stock over which Mr. Webb has sole voting but no investment power. The number of shares reported in the table does not include 19,292.7571 shares held by the ESOP for the benefit of Mr. Webb.
(13)Includes (i) 153,279 shares held by The J B & P S Yates Family 1993 Trust, of which Mr. Yates is a trustee; (ii) 44,879 shares held by the Patricia S Yates 1993 Trust, of which Mr. Yates is a trustee; (iii) 67,329 shares held by the Patricia Scobey Yates QTIP Trust, of which Mr. Yates is a trustee; and (iv) 5,099 shares of unvested restricted stock. Mr. Yates has sole voting power over all of these shares, and sole investment power over all of these shares except the restricted stock, over which he has no investment power. The number of shares reported in the table does not include 5,388.5643 shares held by the ESOP for the benefit of Mr. Yates.
(14)Excludes shares owned by Mr. Guidry and Mr. Lopiccolo as they joined the board of directors after the date used for the purposes of this disclosure.
(15)These shares are 100% owned by the ESOP. BankPlus is the Plan Trustee of the ESOP. The shares held by the ESOP will be voted by the Trustee only as directed by the Executive Committee of the BancPlus board.
(16)Includes 875,000 shares held by the Peaster 2012 Family Trust, of which Ms. Peaster and Ms. Nelson share voting and investment power over these shares. Ms. Peaster and Ms. Nelson are the daughters of Thomas G. Peaster. Ms. Peaster and Ms. Nelson disclaim ownership of the shares held by their father.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2021:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	45,345
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	45,345
________________________________
(1)Plans approved by shareholders include the 2018 Long-term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2021, and each proposed transaction in which:

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

Other Related Person Transactions

BancPlus employs Ross & Yerger, an insurance agency, to provide insurance to BancPlus and to BankPlus. In the fiscal year 2021, BancPlus paid approximately $1.6 million to Ross & Yerger for these policies. Since January 1, 2022, BancPlus has paid less than $1,000 to Ross & Yerger for its current policies. Eason Leake, one of the BancPlus directors, is Chairman of the Board, a position he has held since 2002, and currently works as a producer for Ross & Yerger. In connection with the foregoing transactions, Mr. Leake received commissions from Ross & Yerger during 2021 totaling approximately $44,000. Since January 1, 2022, Mr. Leake has received $2,000 in commissions from Ross & Yerger in connection with these transactions. Additionally, BancPlus has contracted with third party service providers through referrals by Mr. Leake, for which Ross & Yerger received referral fees from such third party service providers. In 2021, Ross & Yerger paid approximately $64,000 to Mr. Leake in connection with these third party referrals. Since January 1, 2022, Ross & Yerger has paid $13,000 to Mr. Leake in connection with these third party referrals.

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

Director Independence

For a discussion on director independence, please see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance - Corporate Governance Principles and Board Matters - Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by BKD, LLP (PCAOB No. 686) for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit fees	$407,488	$380,423
Audit-related fees	41,600	28,704
Tax fees	57,525	43,930
All other fees	—	—
Total	$506,613	$453,057

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following are filed as part of this Annual Report on Form 10-K:

1.    The following consolidated financial statements of BancPlus Corporation are filed as a part of this report under Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets - December 31, 2021 and December 31, 2020

Consolidated Statements of Income - Years ended December 31, 2021, 2020, and 2019

Consolidated Statements of Comprehensive Income - Years ended December 31, 2021, 2020, and 2019

Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2021, 2020, and 2019

Consolidated Statements of Cash Flows - Years ended December 31, 2021, 2020, and 2019

Notes to Consolidated Financial Statements - December 31, 2021

2.    Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

3.    Exhibits required by Item 601 of Regulation S-K:

2.1†
Agreement and Plan of Share Exchange and Merger, dated September 28, 2021, as amended February 9, 2022, by and among BancPlus Corporation, BankPlus, First Trust Corporation and First Bank and Trust (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 (File No. 333-261311), as amended, filed on February 11, 2022)

2.2†
Agreement and Plan of Share Exchange and Merger, dated September 18, 2019, by and among BancPlus Corporation, BankPlus, State Capital Corp., and State Bank & Trust Company (incorporated by reference to Annex A of the Company's Registration Statement on Form S-4 (File No. 333-236022), as amended, filed on February 10, 2020)

3.1
Articles of Incorporation of BancPlus Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

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

4.2	Form of 6.000% Fixed-to-Floating Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit A of Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on June 5, 2020)
4.3	Form of 5.50% Fixed-to-Floating Rate Subordinated Note due 2030 (incorporated by reference to Exhibit A of Exhibit 10.3 of the Current Report on Form 8-K of the Registrant filed on March 1, 2022)
4.4
Registration Rights Agreement, dated February 28, 2022, by and among BancPlus Corporation and Joseph C. Canizaro, and Joseph C. Canizaro, as trustee of The Corte Trust (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on March 1, 2022)

10.1*
Employment Agreement, effective January 1, 2018, by and between BancPlus Corporation and William A. Ray (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

10.2*
Change in Control Agreement, dated February 12, 2020, by and between BancPlus Corporation and Kirk A. Graves (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on April 6, 2020)

10.3*
Change in Control Agreement, effective January 1, 2018, by and between BancPlus Corporation and Max S. Yates (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

10.4*
Change in Control Agreement, effective January 1, 2018, by and between BancPlus Corporation and Eugene F. Webb (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

10.5*
BancPlus 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

10.6*
Form of BancPlus Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

10.7*
BancPlus Corporation Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

10.8
Form of Subordinated Note Purchase Agreement, dated June 4, 2020, by and among BancPlus Corporation and the several purchasers of the Notes (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on June 5, 2020)

10.9	Form of Subordinated Note Purchase Agreement, dated December 23, 2020 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K of the Registrant filed on March 1, 2022)
10.10†
Loan Agreement, dated February 25, 2022, by and between BancPlus Corporation and First Horizon Bank (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on February 28, 2022)

10.11
Pledge Agreement, dated February 25, 2022, by and between BancPlus Corporation and First Horizon Bank (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Registrant filed on February 28, 2022)

10.12
Indemnity and Escrow Agreement, dated February 28, 2022, by and among First Horizon Bank, BancPlus Corporation, First Trust Corporation and Joseph C. Canizaro (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on March 1, 2022)

10.13*	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Registrant filed on March 1, 2022)
14.1	Code of Ethics of the Company
21.1	Subsidiaries of the Company
23.1	Consent of BKD LLP
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Interactive Data
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)
† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
*Management contract or compensatory plan, contract, or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCPLUS CORPORATION

March 4, 2022	By:	/s/ William A. Ray
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature	Title	Date
/s/ William A. Ray	President, Chief Executive Officer, and Director	March 4, 2022
William A. Ray	(Principal Executive Officer)

/s/ M. Ann Southerland	Senior Executive Vice President and Chief Financial Officer	March 4, 2022
M. Ann Southerland	(Principal Financial Officer)

/s/ Karlen Turbeville	Executive Vice President and Chief Accounting Officer	March 4, 2022
Karlen Turbeville	(Principal Accounting Officer)

/s/ Kirk A. Graves	Senior Executive Vice President, Chief Operating Officer, and Director	March 4, 2022
Kirk A. Graves

/s/ Max S. Yates	Senior Executive Vice President, Chief Strategy Officer, and Director	March 4, 2022
Max S. Yates

/s/ Thomas G. Peaster	Chairman of the Board and Director	March 4, 2022
Thomas G. Peaster

/s/ S.R. Evans Jr. M.D.	Director	March 4, 2022
S.R. Evans Jr. M.D.

/s/ Kennith W. Helton	Director	March 4, 2022
Kennith W. Helton

/s/ Randall E. Howard	Director	March 4, 2022
Randall E. Howard

/s/ B. Bryan Jones III	Director	March 4, 2022
B. Bryan Jones III

/s/ R. Eason Leake	Director	March 4, 2022
R. Eason Leake

/s/ Carl R. Montgomery	Director	March 4, 2022
Carl R. Montgomery

/s/ R. Hal Parker	Director	March 4, 2022
R. Hal Parker

/s/ John F. Phillips III	Director	March 4, 2022
John F. Phillips III

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Not applicable.