Form 10-Q
period 2022-03-31
BANCPLUS CORP
filed 2022-05-13
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of May 6, 2022: 11,644,407

BANCPLUS CORPORATION
FORM 10-Q
For the Quarter Ended MARCH 31, 2022

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Cash and due from banks	$74,563	$55,603
Interest bearing deposits with banks	620,789	608,562
Total cash and cash equivalents	695,352	664,165
Securities available for sale	645,196	576,614
Securities held to maturity - fair value: $68,858 - 2022; $72,084 - 2021	68,873	71,648
Loans held for sale	11,744	10,621

Loans	4,740,406	3,619,172
Less: Allowance for loan losses	44,238	45,000
Net loans	4,696,168	3,574,172

Premises and equipment	117,342	101,965
Operating lease right-of-use assets	35,351	34,561
Accrued interest receivable	17,756	14,329
Goodwill	63,836	2,616
Other assets	163,640	145,587
	$6,515,258	$5,196,278

Liabilities:
Deposits	$5,853,097	$4,622,116
Advances from Federal Home Loan Bank and other borrowings	40,453	20,501
Subordinated debentures	133,338	111,509
Operating lease liabilities	36,615	35,793
Accrued interest payable	2,945	1,425
Other liabilities	13,993	14,515
Total liabilities	6,080,441	4,805,859

Redeemable common stock owned by the ESOP	102,425	100,487
Shareholders' equity:
Common Stock, par value $1.00 per share.
40,000,000 authorized at March 31, 2022 and December 31, 2021; 11,580,880 and 10,115,945 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	11,581	10,116
Unearned Employee Stock Ownership Plan compensation	—	(1,401)
Additional paid-in capital	123,005	67,380
Retained earnings	319,898	314,357
Accumulated other comprehensive loss, net	(19,667)	(33)
	434,817	390,419
Less: Redeemable common stock owned by the ESOP	(102,425)	(100,487)
Total shareholders' equity	332,392	289,932
	$6,515,258	$5,196,278
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2022	2021

Interest income:
Interest and fees on loans	$42,987	$43,142
Taxable securities	2,307	1,833
Tax-exempt securities	420	539
Interest bearing bank balances and other	231	138
Total interest income	45,945	45,652

Interest expense:
Deposits	1,677	2,164
Advances from Federal Home Loan Bank	76	77
Other borrowings	1,425	1,369
Total interest expense	3,178	3,610

Net interest income	42,767	42,042
Provision for loan losses	217	3,889
Net interest income after provision for loan losses	42,550	38,153

Other operating income:
Service charges on deposit accounts	6,792	5,737
Mortgage origination income	2,238	2,714
Debit card interchange	2,428	2,640
Other income	6,507	9,186
Total other operating income	17,965	20,277

Other operating expenses:
Salaries and employee benefits expenses	25,845	23,025
Net occupancy expenses	4,116	3,345
Furniture, equipment and data processing expenses	6,616	5,932
Other expenses	11,493	5,835
Total other operating expenses	48,070	38,137

Income before income taxes	12,445	20,293
Income tax expense	2,756	3,021
Net income	$9,689	$17,272

Earnings per common share - basic	$0.93	$1.74
Earnings per common share - diluted	$0.92	$1.73

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2022	2021

Net income	$9,689	$17,272
Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale	(26,144)	(4,936)
Tax effect	6,510	1,229
Total other comprehensive loss, net of tax	(19,634)	(3,707)
Comprehensive income (loss)	$(9,945)	$13,565
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

			Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Common Stock				Retained Earnings
	Shares	Amount

January 1, 2021	10,079,277	$10,079	$(2,650)	$67,742	$273,204	$6,875	$(74,278)	$280,972

Net income	—	—	—	—	17,272	—	—	17,272
Other comprehensive loss, net	—	—	—	—	—	(3,707)	—	(3,707)
Purchase of Company stock	(36,449)	(36)	—	(1,832)	—	—	—	(1,868)
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(1,500)	(2)	—	(75)	—	—	—	(77)
Stock based compensation	—	—	—	487	—	—	—	487
Net change fair value of ESOP shares	—	—	—	—	—	—	(13,125)	(13,125)
Common stock released by ESOP	—	—	346	—	—	—	—	346
Dividends paid ($0.38 per share)	—	—	—	—	(3,811)	—	—	(3,811)
March 31, 2021	10,041,328	$10,041	$(2,304)	$66,322	$286,665	$3,168	$(87,403)	$276,489

January 1, 2022	10,115,945	$10,116	$(1,401)	$67,380	$314,357	$(33)	$(100,487)	$289,932

Net income	—	—	—	—	9,689	—	—	9,689
Issuance of common stock for acquisition of First Trust Corporations	1,444,732	1,445	—	55,044	—	—	—	56,489
Other comprehensive loss, net	—	—	—	—	—	(19,634)	—	(19,634)
Issuance of restricted stock	21,367	21	—	(21)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(1,164)	(1)	—	(78)	—	—	—	(79)
Stock based compensation	—	—	—	680	—	—	—	680
Net change fair value of ESOP shares	—	—	—	—	—	—	(1,938)	(1,938)
Common stock released by ESOP	—	—	1,401	—	—	—	—	1,401
Dividends paid ($0.41 per share)	—	—	—	—	(4,148)	—	—	(4,148)
March 31, 2022	11,580,880	$11,581	$—	$123,005	$319,898	$(19,667)	$(102,425)	$332,392

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income per consolidated statements of income	$9,689	$17,272
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	217	3,889
Depreciation and amortization	2,362	1,903
Net loss on sales of premises and equipment	1	85
Net gain on sales of other real estate owned	(19)	(171)
Write-downs of other real estate-owned	555	20
Deferred income tax expense (benefit)	(162)	433
Federal Home Loan Bank stock dividends	(3)	(3)
Common stock released by ESOP	1,401	346
Stock based compensation expense	680	487
Origination of loans held for sale	(72,280)	(105,569)
Proceeds from loans held for sale	77,357	114,794
Earnings on bank-owned life insurance	(626)	(3,492)
Net change in:
Accrued interest receivable and other assets	(3,374)	(1,365)
Accrued interest payable and other liabilities	(2,570)	(6,903)
Net cash from operating activities	13,228	21,726

Cash flows from investing activities:
Purchases of securities available for sale	(82,822)	(296,923)
Maturities and calls of securities available for sale	20,801	29,822
Purchases of securities held to maturity	—	(19,103)
Maturities, prepayments and calls of securities held to maturity	2,745	22,005
Net increase in loans	(122,286)	(30,982)
Purchases of premises and equipment	(2,336)	(1,343)
Proceeds from sales of premises and equipment	—	26
Proceeds from sales of other real estate owned	181	1,539
Investment in unconsolidated entities, net	1,709	(122)
Proceeds from bank-owned life insurance	—	4,336
Cash received in excess of cash paid for acquisition	165,974	—
Net cash used in investing activities	(16,034)	(290,745)

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$42,746	$82,692
Money market, negotiable order of withdrawal, and savings deposits	1,250	183,510
Certificates of deposit	(25,727)	(26,055)
Payments on Federal Home Loan Bank advances	(24)	(59)
Proceeds from other borrowings	20,000	—
Payments on other borrowings	—	(875)
Payment of debt issuance costs on other borrowings	(25)	—
Cash dividends paid on common stock	(4,148)	(3,811)
Purchase of Company stock	—	(1,868)
Shares withheld to pay taxes on restricted stock vesting	(79)	(77)
Net cash from financing activities	33,993	233,457

Net change in cash and cash equivalents	31,187	(35,562)

Cash and cash equivalents at beginning of period	664,165	637,545

Cash and cash equivalents at end of period	$695,352	$601,983

Supplemental cash flow information:
Interest paid	$1,658	$2,910
Acquisition of real estate in non-cash foreclosures	455	2,272
Fair value of assets acquired net of liabilities assumed	58,508	—

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Notes to Consolidated Financial Statements
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
The unaudited interim consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest, and reflect all adjustments (consisting of normal recurring adjustments) that are necessary in the opinion of the Company’s management to fairly present the financial position, results of operations and cash flows of the Company. They have been derived from the audited consolidated financial statements for the fiscal year ended December 31, 2021; however, certain notes and information have been omitted from the interim periods. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The accounting and financial reporting policies followed by the Company conform, in all material respects, to the accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry. The results of operations for the interim periods are not necessarily indicative of the results to be expected for future interim periods or for the entire year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Particularly given the effects of the COVID-19 pandemic, the allowance/provision for loan losses, the fair value of financial instruments and the status of contingencies are particularly subject to change. Material estimates that are subject to significant change in the near term are the allowance for loan losses, provision for loan losses, valuation of other real estate owned and fair values of financial instruments. Actual results could differ from these estimates.
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

	Three Months Ended March 31,
(In thousands except per share data)	2022	2021
Net income	$9,689	$17,272

Weighted average common shares outstanding	10,451	9,919
Diluted effect of unallocated stock	75	73
Diluted common shares	10,526	9,992

Basic earnings per common share	$0.93	$1.74
Diluted earnings per common share	$0.92	$1.73

Note 3: Business Combinations

First Trust Corporation

Effective March 1, 2022, the Company completed its previously announced merger with First Trust Corporation (“FTC”), the holding company of First Bank and Trust (“FBT”). Pursuant to the terms of the Agreement and Plan of Share Exchange and Merger, dated September 28, 2021, as amended on February 9, 2022, by and among the Company, BankPlus, FTC, and FBT (the “FTC Merger Agreement”), following the Company’s acquisition of FTC by statutory share exchange, FTC was merged with and into BancPlus, with BancPlus surviving the merger (the “FTC Holding Company Merger”). Immediately thereafter FBT was merged with and into BankPlus, with BankPlus surviving the merger (together with the FTC Holding Company Merger, the “FTC Merger”). The FTC Merger expands the Company’s geographic footprint into Florida and adds additional locations in Louisiana and Mississippi, providing access to new markets and deposits.

Pursuant to the FTC Merger Agreement, holders of FTC stock received, in the aggregate, 1,444,764 shares of BancPlus common stock, with cash paid in lieu of fractional shares, and $52.7 million in cash, plus up to $10.0 million, less certain fees, costs, and expenses, that is being held in escrow pursuant to the terms of a previously disclosed Indemnity and Escrow Agreement that was entered into immediately prior to the completion of the FTC Merger pending a final determination from the Internal Revenue Service as to whether FTC’s subchapter S election will be reinstated retroactively to September 23, 2020. The fair value of the common shares issued was determined based on a third-party appraisal at the date of the acquisition, as there is no active market for the Company’s stock. At the time of this filing, final valuations of the stock consideration, assets acquired and liabilities assumed were not complete. The Company expects to finalize its analysis of the acquired assets and assumed liabilities in this transaction within one year of the completion of the FTC Merger. Therefore, adjustments to the estimated amounts and carrying values may occur.

During the three months ended March 31, 2022, the Company incurred approximately $4.2 million of acquisition expenses in connection with the FTC Merger. These expenses are recorded in other expenses in the Company’s Consolidated Statement of Income for the three months ended March 31, 2022.

The excess cost paid over the fair value of net assets acquired was recorded as goodwill during 2022. Goodwill, which reflects an enhanced presence in the Louisiana and Southern Mississippi market areas and expansion in to the Florida panhandle market as well as synergies expected as a result of the combined operations, is not deductible for tax purposes.

The following table reflects the consideration paid and the preliminary fair value allocation of assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Purchase price allocation:
Common stock issued		$56,489
Cash paid		63,239
Total purchase price		$119,728
Assets acquired:
Cash and due from banks	$229,213
Securities	33,407
Loans held for sale	6,200
Loans, net	1,000,382
Premises and equipment	15,152
Accrued interest receivable	1,441
Core deposit intangible	7,825
Other assets	3,063
Total assets acquired	$1,296,683
Liabilities assumed:
Deposits	$1,212,712
Subordinated debentures	21,733
Other liabilities	3,730
Total liabilities assumed	$1,238,175
Net assets acquired		58,508
Goodwill		$61,220

In connection with the FTC Merger, the Company recorded a $7.8 million core deposit intangible, which will be amortized over 10 years. The Company also acquired loans with a fair value of $1.000 billion. The fair value of acquired loans at the time of acquisition is recorded as a premium or discount to the unpaid balance of each acquired loan. The net premium or discount is accreted or amortized into interest income over the remaining life of the loan. The Company recorded a net discount of $6.6 million on the acquired FTC loans, which included a credit mark discount of $15.7 million. Purchase credit impaired loans were insignificant.

Revenues and earnings of the acquired company since the FTC Merger date have not been disclosed as it is not practicable as FTC was merged into BancPlus and separate financial information for FTC is not available. The following table presents unaudited pro forma information as if the FTC Merger had occurred on January 1, 2021. This pro forma information combines the historic consolidated results of operations of BancPlus and FTC after giving effect to certain adjustments, including purchase accounting fair value adjustments and amortization of intangibles, as well as the related income tax effects of those adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the FTC Merger occurred on January 1, 2021.

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Net interest income	$53,873	$53,148
Other operating income	20,542	22,854
Net income available to common shareholders	13,924	21,507
Earnings per common share:
Basic	$1.22	$1.89
Diluted	1.21	1.87
Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2022:
U.S. Treasuries	$40,768	$—	$619	$40,149
U.S. Government agency obligations	387,931	174	21,018	367,087
Residential mortgage-backed securities	123,989	221	2,896	121,314
Commercial mortgage-backed securities	14,137	—	883	13,254
Asset-backed securities	12,173	272	91	12,354
Corporate investments	46,000	324	932	45,392
State and political subdivisions	46,386	264	1,004	45,646
Total available for sale	$671,384	$1,255	$27,443	$645,196

December 31, 2021:
U.S. Government agency obligations	$354,774	$256	$4,780	$350,250
Residential mortgage-backed securities	107,772	2,312	297	109,787
Commercial mortgage-backed securities	14,286	41	51	14,276
Asset backed securities	12,730	421	44	13,107
Corporate investments	43,500	1,138	128	44,510
State and political subdivisions	43,596	1,200	112	44,684
Total available for sale	$576,658	$5,368	$5,412	$576,614
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2022:
States and political subdivisions	$68,873	$46	$61	$68,858
Total held to maturity	$68,873	$46	$61	$68,858

December 31, 2021:
States and political subdivisions	$71,648	$436	$—	$72,084
Total held to maturity	$71,648	$436	$—	$72,084
All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies.

Provided below is a summary of investment securities that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
March 31, 2022:
Available for sale:
U.S. Treasuries	$30,150	$619	$—	$—	30,150	$619
U.S. Government agencies	236,649	13,035	124,827	7,983	361,476	21,018
Residential mortgage-backed securities	87,476	2,896	—	—	87,476	2,896
Commercial mortgage-backed securities	13,254	883	—	—	13,254	883
Asset backed securities	2,144	40	2,068	51	4,212	91
Corporate investments	30,159	841	1,909	91	32,068	932
States and political subdivisions	16,165	541	4,851	463	21,016	1,004
	$415,997	$18,855	$133,655	$8,588	549,652	$27,443

December 31, 2021:
Available for sale:
U.S. Government agencies	$314,614	$4,780	$—	$—	314,614	$4,780
Residential mortgage-backed securities	15,216	297	—	—	15,216	297
Commercial mortgage-backed securities	8,376	51	—	—	8,376	51
Asset backed securities	2,272	8	2,192	36	4,464	44
Corporate investments	6,117	112	—	—	6,117	112
States and political subdivisions	11,372	128	—	—	11,372	128
	$357,967	$5,376	$2,192	$36	360,159	$5,412
The number of debt securities in an unrealized loss position increased from 82 at December 31, 2021 to 232 at March 31, 2022. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be impaired on an other-than-temporary basis at March 31, 2022.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
March 31, 2022:
One year or less	$12,048	$12,050	$7,529	$7,530
After one through five years	328,003	313,889	47,762	47,745
After five through ten years	184,927	175,390	11,372	11,373
After ten years	146,406	143,867	2,210	2,210
	$671,384	$645,196	$68,873	$68,858

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
March 31, 2022	$580,152	$555,294	$38,645	$38,644

December 31, 2021	$451,402	$450,480	$38,704	$39,102
Note 5: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	March 31, 2022	December 31, 2021
Secured by real estate:
Residential properties	$1,142,726	$774,699
Construction and land development	676,562	543,763
Farmland	221,706	211,503
Other commercial	1,953,941	1,396,085
Total real estate	3,994,935	2,926,050
Commercial and industrial loans	584,565	527,102
Agricultural production and other loans to farmers	70,276	86,520
Consumer and other loans	90,630	79,500
Total loans before allowance for loan losses	$4,740,406	$3,619,172
Loans are stated at the amount of unpaid principal, before allowance for loan losses. Interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding.
Loan Origination/Risk Management/Credit Concentration - The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company’s Board of Directors reviews and approves these policies and procedures on a regular basis. Although the Company has a diversified loan portfolio, the Company has concentrations of credit risks related to the real estate market, including residential, commercial, and construction and land development lending. Most of the Company’s lending activity occurs within Mississippi, Louisiana, Alabama, and Florida.
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
The following table presents the recorded investment in nonaccrual loans, segregated by class.

(In thousands)	March 31, 2022	December 31, 2021
Secured by real estate:
Residential properties	$3,373	$3,154
Construction and land development	169	51
Farmland	1,445	1,327
Other commercial	2,486	1,176
Total real estate	7,473	5,708
Commercial and industrial loans	85	20
Agricultural production and other loans to farmers	14	3
Consumer and other loans	26	166
Total nonaccrual loans	$7,598	$5,897

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
March 31, 2022
Secured by real estate:
Residential properties	$6,845	$2,039	$8,884	$1,133,842	$1,142,726	$732
Construction and land development	674	1,759	2,433	674,129	676,562	1,635
Farmland	794	1,328	2,122	219,584	221,706	58
Other commercial	3,914	1,397	5,311	1,948,630	1,953,941	145
Total real estate	12,227	6,523	18,750	3,976,185	3,994,935	2,570
Commercial and industrial loans	1,698	200	1,898	582,667	584,565	118
Agricultural production and other loans to farmers	189	—	189	70,087	70,276	—
Consumer loans	612	485	1,097	89,533	90,630	459
Total	$14,726	$7,208	$21,934	$4,718,472	$4,740,406	$3,147

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
December 31, 2021
Secured by real estate:
Residential properties	$4,537	$2,032	$6,569	$768,130	$774,699	$865
Construction and land development	367	1,085	1,452	542,311	543,763	1,085
Farmland	600	425	1,025	210,478	211,503	30
Other commercial	1,589	1,118	2,707	1,393,378	1,396,085	212
Total real estate	7,093	4,660	11,753	2,914,297	2,926,050	2,192
Commercial and industrial loans	824	623	1,447	525,655	527,102	606
Agricultural production and other loans to farmers	311	32	343	86,177	86,520	32
Consumer loans	374	250	624	78,876	79,500	84
Total	$8,602	$5,565	$14,167	$3,605,005	$3,619,172	$2,914
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

Impaired loans, segregated by class were as follows:

	March 31, 2022
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$7,328	$5,373	$—
Construction and land development	3,724	1,767	—
Farmland	3,161	2,738	—
Other commercial	5,081	3,685	—
Total real estate	19,294	13,563	—
Commercial and industrial	9,730	9,464	—
Agricultural production and other loans to farmers	40	14	—
Consumer and other loans	247	26	—
Total	$29,311	$23,067	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$809	$809	$7
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	1,865	1,865	308
Total real estate	2,674	2,674	315
Commercial and industrial	4,548	4,548	1,723
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	7,222	7,222	2,038
Total impaired loans	$36,533	$30,289	$2,038

(1) Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge offs and payments applied.

	December 31, 2021
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$7,667	$5,034	$—
Construction and land development	3,615	1,649	—
Farmland	3,413	2,859	—
Other commercial	2,671	1,300	—
Total real estate	17,366	10,842	—
Commercial and industrial	17,528	17,300	—
Agricultural production and other loans to farmers	105	15	—
Consumer and other loans	249	166	—
Total	$35,248	$28,323	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$813	$813	$9
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	1,906	1,906	304
Total real estate	2,719	2,719	313
Commercial and industrial	4,542	4,542	1,701
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	7,261	7,261	2,014
Total impaired loans	$42,509	$35,584	$2,014

(1)Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge-offs and payments applied.

The average recorded investment and interest recognized for impaired loans for the three months ended March 31, 2022 and 2021 are presented below.

	Three Months Ended March 31,
	2022		2021
	Average	Interest	Average	Interest
(In thousands)	Investment	Recognized	Investment	Recognized
Secured by real estate:
Residential properties	$5,704	$9	$6,657	$37
Construction and land development	1,661	28	2,997	29
Farmland	2,743	20	10,432	124
Other commercial	4,128	22	9,311	57
Total real estate	14,236	79	29,397	247
Commercial and industrial	18,912	112	16,798	210
Agricultural production and other loans to farmers	7	—	81	—
Consumer loans	119	—	177	—
Total	$33,274	$191	$46,453	$457
There were no modifications classified as TDRs for the three months ended March 31, 2022 or 2021. Although there were additional modifications of terms on some loans, the prevailing modifications during the reported periods were related to converting the loans to interest only for a period of time, reductions in the interest rates, and/or extensions of payment dates or maturity dates. Because the majority of these loans were classified as impaired loans before restructuring, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The allowance for loan losses attributable to restructured loans was $139,000 at March 31, 2022 and December 31, 2021.

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
The following table summarizes the credit quality of the Company’s loan portfolio by loan class for the period indicated:

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
March 31, 2022
Secured by real estate:
Residential properties	$1,130,830	$202	$11,694	$—	$1,142,726
Construction and land development	670,156	4,107	2,299	—	676,562
Farmland	218,673	—	3,033	—	221,706
Other commercial	1,939,140	948	13,853	—	1,953,941
Total real estate	3,958,799	5,257	30,879	—	3,994,935
Commercial and industrial	567,923	—	16,642	—	584,565
Agricultural production and other loans to farmers	70,080	—	196	—	70,276
Consumer and other loans	90,501	—	129	—	90,630

Total	$4,687,303	$5,257	$47,846	$—	$4,740,406

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
December 31, 2021
Secured by real estate:
Residential properties	$763,116	$—	$11,583	$—	$774,699
Construction and land development	537,573	4,097	2,093	—	543,763
Farmland	208,318	—	3,185	—	211,503
Other commercial	1,386,240	—	9,845	—	1,396,085
Total real estate	2,895,247	4,097	26,706	—	2,926,050
Commercial and industrial	503,603	—	23,496	3	527,102
Agricultural production and other loans to farmers	86,292	—	228	—	86,520
Consumer and other loans	79,176	—	306	18	79,500

Total	$3,564,318	$4,097	$50,736	$21	$3,619,172

Transactions in the allowance for loan losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended March 31, 2022
Allowance for loan losses:
Beginning balance	$6,556	$27,133	$9,488	$1,823	$45,000
Provision for loan losses	(468)	75	311	299	217
Recoveries on loans	22	141	54	791	1,008
Loans charged off	(58)	(437)	(250)	(1,242)	(1,987)
Ending balance	$6,052	$26,912	$9,603	$1,671	$44,238

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$1,723	$308	$7	$—	$2,038
Collectively evaluated for impairment	4,329	26,604	9,596	1,671	42,200
Ending balance	$6,052	$26,912	$9,603	$1,671	$44,238

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended March 31, 2021
Allowance for loan losses:
Beginning balance	$6,337	$20,163	$7,900	$1,600	$36,000
Provision for loan losses	(290)	2,355	1,581	243	3,889
Recoveries on loans	107	413	84	882	1,486
Loans charged off	(19)	(315)	(126)	(874)	(1,334)
Balance, end of year	$6,135	$22,616	$9,439	$1,851	$40,041

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$1,725	$254	$9	$—	$1,988
Collectively evaluated for impairment	4,410	22,362	9,430	1,851	38,053
Ending balance	$6,135	$22,616	$9,439	$1,851	$40,041

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
March 31, 2022
Individually evaluated for impairment	$13,928	$4,235	$1,629	$—	$19,792
Collectively evaluated for impairment	570,637	2,847,974	1,141,097	160,906	4,720,614
Ending balance	$584,565	$2,852,209	$1,142,726	$160,906	$4,740,406

December 31, 2021
Individually evaluated for impairment	$21,822	$3,434	$1,640	$166	$27,062
Collectively evaluated for impairment	505,280	2,147,917	773,059	165,854	3,592,110
Ending balance	$527,102	$2,151,351	$774,699	$166,020	$3,619,172

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

Under the Basel III rules, the Company must maintain a capital conservation buffer of CET1 capital above the minimum risk-based capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. If, after deducting the buffer amount from its CET1 capital, Tier 1 capital, and total capital, any of these amounts results in a risk-based capital ratio below the minimum, a banking institution will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The capital conservation buffer, which is 2.50%, is included in the minimum capital requirements relative to risk-weighted assets in the following table. Management believes as of March 31, 2022 and December 31, 2021, the Company and the Bank met Basel III minimum capital requirements to which they are subject.

The Bank is also subject to capital requirements under the prompt corrective action regime. As of March 31, 2022, the Bank maintained each of the capital ratios required to be categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. To be categorized as well capitalized, an insured depository institution must maintain certain ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets. There are no conditions or events since March 31, 2022 that management believes have changed the Bank’s category. The amounts of the Bank’s capital relative to the standards for well capitalized status are set forth in the following table.
The Company’s and the Bank’s CET1 capital includes total common equity reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. In connection with the adoption of Basel III, the Company elected to opt out of the requirement to include most components of accumulated other comprehensive income (loss) in CET1 capital.
Tier 1 capital includes CET1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at March 31, 2022 and December 31, 2021 included $51.1 million and $51.0 million of trust preferred securities issued by the trusts (net of investment in the trusts), respectively. The Bank did not have any additional Tier 1 capital beyond CET1 capital as of March 31, 2022 and December 31, 2021.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. In addition, Tier 2 capital at March 31, 2022 and December 31, 2021 for the Company includes $80.6 million and $58.8 million, respectively, of subordinated debentures. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.
The following table presents actual and required capital ratios for the Company and the Bank under the Basel III rules.

	Actual		Minimum Requirement		Required to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2022:
Company:
CET1 Capital to Risk-Weighted Assets	$381,074	7.52%	$354,634	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	432,154	8.53%	430,626	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	556,947	10.99%	531,950	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	432,154	7.73%	223,690	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$510,266	10.23%	$349,248	7.00%	$324,301	6.50%
Tier 1 Capital to Risk-Weighted Assets	510,266	10.23%	424,087	8.50%	399,140	8.00%
Total Capital to Risk-Weighted Assets	554,504	11.11%	523,872	10.50%	198,925	10.00%
Tier 1 Capital to Average Assets	510,266	9.14%	223,200	4.00%	279,000	5.00%

December 31, 2021:
Company:
CET1 Capital to Risk-Weighted Assets	$382,736	9.40%	$285,078	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	433,754	10.65%	346,166	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	537,541	13.20%	427,617	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	433,754	8.46%	205,072	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$428,602	10.55%	$284,509	7.00%	$264,187	6.50%
Tier 1 Capital to Risk-Weighted Assets	428,602	10.55%	345,475	8.50%	325,153	8.00%
Total Capital to Risk-Weighted Assets	473,602	11.65%	426,763	10.50%	406,441	10.00%
Tier 1 Capital to Average Assets	428,602	8.37%	204,714	4.00%	255,893	5.00%
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

Securities - The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of March 31, 2022 or December 31, 2021. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
March 31, 2022
U.S. Treasuries	$40,149	$—	$40,149	$—
U.S. Government agency obligations	367,087	—	367,087	—
Residential mortgage-backed securities	121,314	—	121,314	—
Commercial mortgage-backed securities	13,254	—	13,254	—
Asset-backed securities	12,354	—	12,354	—
Corporate investments	45,392	—	45,392	—
State and political subdivisions	45,646	—	45,646	—
Total securities available for sale	$645,196	$—	$645,196	$—

December 31, 2021
U.S. Government agency obligations	$350,250	$—	$350,250	$—
Residential mortgage-backed securities	109,787	—	109,787	—
Commercial mortgage-backed securities	14,276	—	14,276	—
Asset backed securities	13,107	—	13,107	—
Corporate investments	44,510	—	44,510	—
State and political subdivisions	44,684	—	44,684	—
Total securities available for sale	$576,614	$—	$576,614	$—
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses:
March 31, 2022	$28,251	$—	$—	$28,251
December 31, 2021	$33,570	$—	$—	$33,570

Other real estate owned:
March 31, 2022	$7,363	$—	$—	$7,363
December 31, 2021	$5,815	$—	$—	$5,815
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
March 31, 2022
Impaired loans, net of specific allowance	$28,251	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$7,363	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2021
Impaired loans, net of specific allowance	$33,570	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$5,815	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%
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

The following table presents estimated fair values of the Company’s financial instruments not previously disclosed:

	March 31, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$695,352	$695,352	$664,165	$664,165

Level 2 inputs:
Securities held to maturity	68,873	68,858	71,648	72,084
FHLB stock	4,529	4,529	2,731	2,731
Accrued interest receivable	17,756	17,756	14,329	14,329
Level 3 inputs:
Loans held for sale	11,744	11,744	10,621	10,621
Loans, net	4,696,168	4,663,400	3,574,172	3,548,595

Financial liabilities:
Level 2 inputs:
Deposits	5,853,097	5,514,119	4,622,116	4,493,657
FHLB and other borrowings	40,453	40,584	20,501	21,024
Subordinated debentures	133,338	133,338	111,509	111,509
Accrued interest payable	2,945	2,945	1,425	1,425

Note 9: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s Consolidated Balance Sheets and will be amortized over the life of the Notes. At both March 31, 2022 and December 31, 2021, the remaining unamortized balance of these issuance costs was $1.2 million. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

The Notes are not redeemable by the Company, in whole or in part, prior to the fifth anniversary of the original date of issue, except that the Notes may be redeemed at any time in whole but not in part in the event of a Tier 2 Capital Event, a Tax Event, or an Investment Company Event, each as defined and described in the Notes. On or after the fifth anniversary of the original date of issue, the Notes are redeemable on any interest payment date at the option of the Company, in whole or in part in integral multiples of $1,000, at an amount equal to 100% of the outstanding principal amount redeemed plus accrued but unpaid interest thereon. Any partial redemption will be made on a pro rata basis as to the holders of the Notes. Any redemption of the Notes is subject to any applicable regulatory requirements and approvals.

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “Subordinated Notes”). The Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the Subordinated Notes in whole upon certain other events. The Subordinated Notes are not subject to redemption at the option of the holder. The Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at March 31, 2022 due to the remaining purchase premium of $733,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

Trust Preferred Securities

The Company also owns the outstanding common stock of business trusts that have issued preferred capital securities to third parties. Under a grandfathering provision in the Basel III capital rules that applies to bank holding companies with less than $15 billion in total consolidated assets, these preferred capital securities have qualified as Tier 1 capital for the Company, subject to regulatory rules and limits. These trusts used the proceeds from the issuance of the common stock and the preferred capital securities to purchase subordinated debentures issued by the Company. These subordinated debentures are these trusts’ only assets, and quarterly interest payments on these subordinated debentures are the sole source of cash for these trusts to pay quarterly distributions on the common stock and preferred capital securities. The Company has fully and unconditionally guaranteed the trusts’ obligations with respect to the preferred capital securities.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	March 31, 2022	December 31, 2021
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at March 31, 2022 due to the remaining purchase discount of $3.9 million, which was established upon the merger with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, and is being amortized over the remaining life of the debentures.

Interest rates adjust quarterly for the subordinated debentures with rates that are indexed with LIBOR. On March 15, 2022 the Adjustable Interest Rate (LIBOR) Act was signed into law as part of the Consolidated Appropriations Act, 2022. The Adjustable Interest Rate (LIBOR) Act establishes a nationwide process for replacing LIBOR in financial contracts that mature after the cessation of the overnight, one-, three-, six- and 12-month U.S. dollar LIBOR tenors on June 30, 2023 and that do not provide for an effective means to replace LIBOR upon its cessation. For contracts in which a party has the discretion to identify a replacement rate, the Act also provides a safe harbor to parties if they choose the Secured Overnight Financing Rate (“SOFR”)-based benchmark replacement rate to be identified by the Board of Governors of the Federal Reserve System. We are currently monitoring these developments to determine any potential impact on the subordinated debentures.

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
The ESOP owned 1,500,732 shares of the Company's common stock at both March 31, 2022 and December 31, 2021. The ESOP entered into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock that were sold by participants in accordance with diversification provisions of the ESOP. A total of 176,786 shares were repurchased through 2011, an additional 77,000 shares were repurchased under this program in 2012, and 27,594 shares were repurchased under this program in 2019. These unallocated shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares that are used to repay the loan are treated as compensation expense. As of March 31, 2022, the ESOP had zero outstanding loans with the Company.
The following table presents information related to the Company’s ESOP-owned shares.

(In thousands, except share data)	March 31, 2022	December 31, 2021
Allocated shares	1,500,732	1,472,334
Unearned shares	—	28,398
Total ESOP shares	1,500,732	1,500,732

Fair value of unearned shares	$—	$1,938

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of allocated shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the Consolidated Statements of Shareholders’ Equity. The fair value of allocated shares held by the ESOP at March 31, 2022 was $102.4 million, based on the Company’s previously disclosed appraised value of $68.25 per share of common stock. The fair value at December 31, 2021 was $100.5 million, based on the Company’s previously disclosed appraised value of $68.25 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. In particular, the COVID-19 pandemic has had a significant impact on the trading markets for equity securities, including the value of equity securities of banking institutions. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.
Note 11: Equity

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock with no par value, which may be issued from time to time and in one or more classes or series upon authorization of the Board of Directors. At March 31, 2022 and December 31, 2021, there were zero shares of preferred stock issued and outstanding.

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
Stock based compensation that has been charged against income was $680,000 for the three months ended March 31, 2022 and $487,000 for same period of 2021. There were zero shares forfeited during the three months ended March 31, 2022 and 2021. As of March 31, 2022, there was $6.4 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 3.0 years.
A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Three Months Ended
	March 31, 2022		March 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	144,572	$51.56	91,109	$50.60
Granted	21,367	68.25	—	—
Vested	(6,077)	50.00	(9,878)	50.91
Forfeited	—	—	—	—
End of period	159,862	$53.85	81,231	$50.56

Note 13: Contingencies

On March 20, 2019, a complaint (the “Complaint”), Mills v. BankPlus, et al., Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as Court-appointed Receiver for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”), naming the Bank, three former Bank employees, one one then-current BankPlus employee and other defendants, including defendants affiliated and unaffiliated with BankPlus (“Defendants”). The Complaint seeks to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber. A brief description of the cause of action on the cover sheet filed with the Complaint includes securities, civil conspiracy, aiding and abetting, negligence, and other possible causes of action. The amount of damages (including punitive damages) requested against the Defendants in the Complaint is unspecified. On January 4, 2021, the plaintiff, Mills, filed an Amended Complaint. Answers and/or Motions to Dismiss the Amended complaint were filed by the Defendants. On July 8, 2021, the Court denied the Motion to Dismiss filed by BankPlus. A related motion for reconsideration was filed by BankPlus on August 9, 2021. On September 30, 2021, an order was entered to consolidate for purposes of discovery this case (No. 3:19-cv-00196-CWR-FKB) with three other related cases filed by Mills, the Receiver. A Case Management Order (No.: 3:22-cv-36-CWRFKB) was entered on January 31, 2022 for the sole purpose of managing consolidated discovery in the four related cases.

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

The following discussion and analysis of BancPlus’ financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained in Item 1 of this report.

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
There are or will be important risk factors that could cause actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•the effects of the novel coronavirus and variants thereof (“COVID-19”) pandemic, on our business, financial condition and results of operations and on our customers, our employees, our third-party service providers and the economy, and the efficacy of COVID-19 vaccines;
•our ability to adequately measure and limit our credit risk;
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
•possible additional loan losses and impairment of the collectability of loans;
•our ability to prudently manage our growth and execute our strategy;
•our ability to successfully integrate and fully realize the cost savings and other benefits of our acquisitions, manage risks related to business disruption following those acquisitions, and post-acquisition customer acceptance of the Company’s products and services and related customer disintermediation, including our recent acquisition of First Trust Corporation (“FTC”);
•the composition of our management team and our ability to attract and retain key personnel;
•changes in management personnel;
•geographic concentration of our business within Mississippi, Alabama, Louisiana, and Florida;
•our ability to attract and retain customers;
•increased competition in the financial services industry, particularly from regional and national institutions;
•further government restrictions on overdraft programs;
•failure of our risk management framework;
•systems failures, unauthorized access, cyber-crime and other threats to data security or interruptions involving our information technology and telecommunications systems or third-party servicers, including due to our upcoming planned conversion of FTC’s core processing system to our core processing system;
•difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which we operate and in which our loans are concentrated, including declines in housing markets, an increase in unemployment levels and slowdowns in economic growth;
•our ability to maintain our historical rate of growth;
•our ability to manage the risks associated with our growth and expansion through de novo branching;
•our ability to identify potential candidates for, consummate, and achieve synergies resulting from, potential future acquisitions;
•deterioration of our asset quality;
•our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms;
•any impairment of our goodwill or other intangible assets;
•changes in the value of collateral securing our loans;
•changes in the laws, rules, regulations, interpretations, policies or stimulus programs relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, and the uncertainty of the short- and long-term impacts of such changes;

•further government intervention in the U.S. financial system, including in response to the COVID-19 pandemic;
•the effects of regional or national civil unrest (including any resulting branch closures or damage);
•compliance with governmental and regulatory requirements, including relating to banking, consumer protection, securities and tax matters;
•operational risks associated with our business;
•volatility and direction of market interest rates, including as a result of the COVID-19 pandemic and continuing worldwide macroeconomic uncertainty;
•our ability to maintain important deposit customer relationships and our reputation or otherwise avoid liquidity risks;
•the obligations associated with being a public reporting company;
•the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;
•natural disasters, climate change and adverse weather, public health crises, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the annual period ended December 31, 2021, and in this Quarterly Report on Form 10-Q.
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, and in this Quarterly Report on Form 10-Q. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Its wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of March 31, 2022, we operated 93 branch offices across Mississippi, Louisiana, Alabama and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of March 31, 2022, BancPlus held $5.853 billion of total deposits, and our deposit base consisted of 95.9% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 0.19%. Our loan portfolio was comprised of 74.0% commercial loans and 26.0% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2021, and we believe we are well-positioned for future growth.
2022 First Quarter Highlights

•Net income for the three months ended March 31, 2022 was $9.7 million, compared with $17.3 million for the same period of 2021
•Diluted earnings per share for the three months ended March 31, 2022 were $0.92, compared with $1.73 for the same period of 2021
•Net interest income was $42.8 million for the three months ended March 31, 2022, compared with $42.0 million for the same period of 2021
•Total loans held for investment were $4.740 billion at March 31, 2022, compared with $3.619 billion at December 31, 2021

Recent Developments
Recent developments at March 31, 2022 did not significantly change from the recent developments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations
The following discussion of BancPlus’ results of operations compares the three months ended March 31, 2022 to the three months ended March 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or for any other period.
Net Income

Net income for the three months ended March 31, 2022 and 2021 was $9.7 million and $17.3 million, respectively. BancPlus’ annualized return on average assets for the three months ended March 31, 2022 and 2021 was 0.69% and 1.46%, respectively. BancPlus’ annualized return on average equity for the three months ended March 31, 2022 and 2021 was 9.60% and 19.58%, respectively. The decrease in net income and return metrics for the current year to date period was the result of decreased life insurance income resulting from death benefits paid in the prior year and increased professional fees resulting from our previously disclosed merger with First Trust Corporation (“FTC”), in which BancPlus acquired FTC, the holding company of First Bank and Trust (“FBT”) by a statutory share exchange and FTC was merged with and into BancPlus, with BancPlus surviving the merger (the “FTC Holding Company Merger”), and FBT was merged with and into BankPlus, with BankPlus surviving the merger, effective March 1, 2022 (together with the FTC Holding Company Merger, the “FTC Merger”).

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

For the three months ended March 31, 2022, net interest income was $42.8 million, an increase of $725,000, or 1.7%, compared to net interest income of $42.0 million for the three months ended March 31, 2021. The increase in net interest income was primarily the result of increased interest-earning assets as a result of the FTC Merger.

Net interest margin for the three months ended March 31, 2022 decreased 53 basis points to 3.22% from 3.75% for the same period of 2021 as the result of the lower interest rate environment in the current year.

Our average interest-earning assets at March 31, 2022, increased $827.7 million, or 18.45%, to $5.313 billion from $4.486 billion at March 31, 2021. BancPlus’ average interest-bearing liabilities at March 31, 2022 increased $462.2 million, or 14.50%, to $3.651 billion from $3.189 billion at March 31, 2021. This increase in BancPlus’ average interest-earning assets and interest-bearing liabilities was primarily due to the FTC Merger. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 145.5% and 140.7% at March 31, 2022 and 2021, respectively.
BancPlus’ average interest-earning assets produced a tax-equivalent yield of 3.46% for the three months ended March 31, 2022, compared to 4.07% for the three months ended March 31, 2021. The average rate paid on interest-bearing liabilities was 0.35% for the three months ended March 31, 2022, compared to 0.45% for the three months ended March 31, 2021. The year-over-year decrease in yields reflect the current low interest rate environment.

Average Balances and Yields
The following tables show, for the three months ended March 31, 2022 and 2021, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$578,254	$227	0.16%	$526,113	$125	0.10%
Federal funds sold	—	—	—%	20,109	10	0.20%
	578,254	227	0.16%	546,222	135	0.10%
Investment securities:
Taxable investment securities	629,208	2,307	1.47%	425,247	1,833	1.72%
Tax-exempt investment securities	72,432	420	2.32%	92,567	539	2.33%
Total securities	701,640	2,727	1.55%	517,814	2,372	1.83%
Loans (1)	4,029,014	42,987	4.27%	3,418,232	43,142	5.05%
Federal Home Loan Bank (“FHLB”) stock	4,475	4	0.36%	3,407	3	0.35%
Total interest-earning assets	5,313,383	45,945	3.46%	4,485,675	45,652	4.07%
Noninterest-earning assets	345,648			334,691
Total assets	$5,659,031			$4,820,366

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,590,153	$711	0.18%	$1,427,926	$791	0.22%
Savings and money market deposits	1,199,908	312	0.10%	939,541	282	0.12%
Time deposits	714,438	654	0.37%	676,683	1,091	0.64%
Federal funds purchased	—	—	—%	—	—	—%
FHLB advances	20,485	76	1.48%	20,608	77	1.49%
Other borrowings	7,102	65	3.66%	12,960	124	3.83%
Subordinated debentures	119,024	1,360	4.57%	111,153	1,245	4.48%
Total interest-bearing liabilities	3,651,110	3,178	0.35%	3,188,871	3,610	0.45%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,545,452			1,218,780
Other noninterest-bearing liabilities	53,290			54,056
Total noninterest-bearing liabilities	1,598,742			1,272,836
Shareholders’ equity (6)	409,179			358,659
Total liabilities and shareholders’ equity	$5,659,031			$4,820,366
Net interest income/net interest margin (2)		42,767	3.22%		42,042	3.75%
Net interest spread (5)			3.11%			3.62%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		135			173
Net interest income/net interest margin (2)		$42,902	3.23%		$42,215	3.76%

________________________________
(1)Average loan balances include nonaccrual loans.
(2)Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(3)Interest income and averages rates for tax exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2022 and 2021.
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

	Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$13	$79	$92
Investment securities:
Taxable investment securities	748	(274)	474
Tax-exempt investment securities	(117)	(2)	(119)
Total securities	631	(276)	355
Loans, net	6,517	(6,672)	(155)
Federal Home Loan Bank stock	1	—	1
Total interest-earning assets	$7,162	$(6,869)	$293

Interest-bearing liabilities:
Interest-bearing transaction deposits	$73	$(153)	$(80)
Savings and money market deposits	68	(38)	30
Time deposits	35	(472)	(437)
Federal funds purchased	—	—	—
FHLB advances	(1)	—	(1)
Other borrowings	(54)	(5)	(59)
Subordinated debentures	90	25	115
Total interest-bearing liabilities	$211	$(643)	$(432)
Net interest income	$6,951	$(6,226)	$725

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

For the three months ended March 31, 2022, the provision for loan losses was $217,000, compared to $3.9 million for the same period of 2021, a decrease of $3.7 million, or 94.4%. The decrease for this year to date period is primarily attributable to the impact of the COVID-19 pandemic on the prior year period, including the impact of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance.

Noninterest Income

Noninterest income consists of, among other things: (i) service charges on deposit accounts; (ii) mortgage origination income; (iii) debit card interchange fees; (iv) income from fiduciary activities; (v) ATM income; (vi) brokerage and insurance fees and commissions, (vii) life insurance income, and (viii) other noninterest income. BancPlus’ income from service charges on deposit accounts and debit card interchange fees are largely impacted by the volume, growth and type of deposits BancPlus holds, which are impacted by prevailing market conditions for BancPlus’ deposit products, market interest rates, marketing efforts, and other factors.

Service charges on deposit accounts includes fees and miscellaneous charges on deposit products offered by BancPlus. Mortgage origination income represents the gains recorded on the sale of mortgages originated by BancPlus. Debit card interchange represents income from the use of checkcards by our customers. Income from fiduciary activities includes retirement and management fee income from our wealth management group. ATM income is comprised of fees from our ATM network. Brokerage and insurance fees and commissions includes stock and mutual fund brokerage fees earned by our wealth management group. Life insurance income includes earnings and benefits paid on bank-owned life insurance policies. Other income includes various types of income including gains on sale of other real estate, personalized check sales, and wire transfer fees.

Noninterest income was $18.0 million for the three months ended March 31, 2022, compared to $20.3 million for the same period of 2021, a decrease of $2.3 million, or 11.4%, primarily due to decreases in life insurance income of $2.9 million, or 82.0%, and mortgage origination income of $476,000, or 17.5%; partially offset by an increase in service charges on deposit accounts of $1.1 million, or 18.4%.

The following table presents the major components of noninterest income for three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$6,792	$5,737	$1,055	18.4%
Mortgage origination income	2,238	2,714	(476)	(17.5)%
Debit card interchange	2,428	2,640	(212)	(8.0)%
Income from fiduciary activities	2,018	1,791	227	12.7%
ATM income	1,476	1,533	(57)	(3.7)%
Brokerage and insurance fees and commissions	698	510	188	36.9%
Life insurance income	627	3,492	(2,865)	(82.0)%
Other income	1,688	1,860	(172)	(9.2)%
Total	$17,965	$20,277	$(2,312)	(11.4)%

Service charges on deposit accounts increased $1.1 million, or 18.4%, to $6.8 million for the three months ended March 31, 2022, compared to $5.7 million for the same period of 2021. The increase was the result of an increase in the number of deposit accounts held and a higher volume of transactions.

Life insurance income decreased $2.9 million, or 82.0%, to $627,000 for the three months ended March 31, 2022, compared to $3.5 million for the same period of 2021. The decrease is primarily related to death benefits paid in the prior year on policies held by BancPlus.

Mortgage origination income decreased $476,000, or 17.5%, to $2.2 million for the three months ended March 31, 2022, compared to $2.7 million for the same period of 2021. The decrease was primarily the result of overall decreases in mortgage origination activity in the three months ended March 31, 2022 as refinancing activity began to slow from increased levels in 2021, partially offset by increases in mortgage origination income resulting from the FTC Merger.

Noninterest Expense

Noninterest expense includes: (i) salaries and employee benefits expenses; (ii) net occupancy expenses; (iii) furniture, equipment, and data processing expenses; (iv) marketing and promotional expenses; (v) other real estate expenses and losses; (vi) professional fees; and (vii) other expenses.

Salaries and employee benefits expenses includes compensation, employee benefits and tax expenses for BancPlus’ personnel. Net occupancy expenses include depreciation expense on BancPlus’ owned properties, lease expense on its leased properties and other occupancy-related expenses. Furniture and equipment expenses include depreciation and maintenance and other expenses related to its furniture, fixtures and equipment. Data processing expenses include costs related to maintenance and monitoring of its systems and expenses paid to its third-party data processing system providers. Marketing and promotional expenses include costs for advertising, promotions and sponsorships. Other real estate expenses and losses include taxes, insurance, maintenance and other expenses related to BancPlus’ foreclosed properties. Professional fees include accounting and auditing, consulting and legal fees. Other expenses include expenses associated with Federal Deposit Insurance Corporation (“FDIC”) assessments, Mississippi Department of Banking and Consumer Finance (“MDBCF”) assessments, communications, travel, meals, training, supplies and postage. Noninterest expenses generally increase as BancPlus grows its business. Noninterest expenses have increased commensurate with our growth over the past few years as BancPlus has grown organically and through our previously disclosed merger with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus, with BancPlus surviving the merger (the “SCC Holding Company Merger”), and State Bank was merged with and into BankPlus, with BankPlus surviving the merger (together with the SCC Holding Company Merger, the “SCC Merger”), which closed on April 1, 2020, and the FTC Merger. Additionally, BancPlus has built out and modernized its operational infrastructure and implemented its plan to build an efficient, technology-driven banking operation with capacity for growth. BancPlus continues to focus efforts on supporting growth through sales efforts, product development, marketing and promotion, as well as investing in technology and its branch network, while also seeking to improve productivity and maintain appropriate cost structure and customer service levels.

For the three months ended March 31, 2022, noninterest expense totaled $48.1 million, an increase of $9.9 million, or 26.0%, from $38.1 million for the three months ended March 31, 2021, primarily due to increases in professional fees of $4.1 million, or 751.7%, salaries and employee benefits expenses of $2.8 million, or 12.2%; net occupancy expenses of $771,000, or 23.0%; furniture, equipment and data processing expenses of $684,000, or 11.5%; other real estate expenses and losses of $559,000, or 321.3%; and marketing and promotional expenses of $531,000, or 92.0%.

The following table presents the major components of noninterest expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$25,845	$23,025	$2,820	12.2%
Net occupancy expenses	4,116	3,345	771	23.0%
Furniture, equipment and data processing expenses	6,616	5,932	684	11.5%
Marketing and promotional expenses	1,108	577	531	92.0%
Other real estate expenses and losses	733	174	559	321.3%
Professional fees	4,659	547	4,112	751.7%
Other expenses	4,993	4,537	456	10.1%
Total	$48,070	$38,137	$9,933	26.0%

Salaries and employee benefits expenses is the largest component of noninterest expense, representing 53.8% and 60.4% of total noninterest expense for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, salaries and employee benefits expense increased $2.8 million, or 12.2%, to $25.8 million, compared to $23.0 million for the three months ended March 31, 2021. The increase in salaries and employee benefits expense is primarily due to normal annual salary increases for employees, as well as increased salary-related expenses in March of 2022 related to the FTC Merger and increased bonuses.

Professional fees increased $4.1 million, or 751.7%, to $4.7 million for the three months ended March 31, 2022, compared to $547,000 for the same period of 2021. The increase was primarily the result of advisory fees as well as increased legal and accounting expenses in connection with the FTC Merger.

Net occupancy expenses increased $771,000, or 23.0%, to $4.1 million for the three months ended March 31, 2022, compared to $3.3 million for the same period of 2021. The primary reason for the increase is increased depreciation and rent expense as a result of the FTC Merger.

Furniture, fixtures and data processing expenses increased $684,000, or 11.5%, to $6.6 million for the three months ended March 31, 2022, compared to $5.9 million for the same period of 2021. The increase is primarily due to increased data processing and equipment maintenance expenses in the current year period resulting from our recent core system upgrade.

Other real estate expenses and losses increased $559,000, or 321.3%, to $733,000 for the three months ended March 31, 2022, compared to $174,000 for the same period of 2021. The increase was the result of an increase in write downs on other real estate owned in the current year period.

Market and promotional expenses increased $531,000, or 92.0%, to $1.1 million for the three months ended March 31, 2022, compared to $577,000 for the same period of 2021. The increase was primarily attributable to increased community sponsorship expense in the current year period.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $2.8 million for the three months ended March 31, 2022, compared to $3.0 million for the same period of 2021, a decrease of $265,000, or 8.8%. BancPlus’ effective tax rate for the three months ended March 31, 2022 was 22.1%, compared to 14.9% for the same period of 2021.

The increase in the effective tax rate for the three months ended March 31, 2022 compared with the same period of 2021 was the result of the Company taking advantage of tax credits offered by Mississippi and non-taxable life insurance proceeds in the prior year period.

The decrease in income tax expense for the three months ended March 31, 2022, compared to the same period of 2021, was primarily the result of lower income before taxes in the current year.

Financial Condition

The following discussion compares BancPlus’ financial condition as of March 31, 2022 to December 31, 2021.

Assets

Total assets increased $1.319 billion, or 25.4%, to $6.515 billion at March 31, 2022 from total assets of $5.196 billion at December 31, 2021. Total cash and cash equivalents increased $31.2 million, or 4.7%, to $695.4 million at March 31, 2022, compared to $664.2 million at December 31, 2021, primarily due to cash acquired in excess of cash paid for the FTC Merger partially offset by an increase in cash outflow for investments and loans made during the period. Total loans held for investment increased $1.121 billion, or 31.0%, to $4.740 billion at March 31, 2022, compared to $3.619 billion at December 31, 2021 as a result of the FTC Merger and organic loan growth. Investment securities increased $65.8 million, or 10.2%, from $648.3 million at December 31, 2021 to $714.1 million at March 31, 2022 as a result of securities acquired in the FTC Merger and excess liquidity.
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

As of March 31, 2022, 9.6% of BancPlus’ investment securities portfolio was classified as held to maturity and 90.4% was classified as available for sale. As of December 31, 2021, 11.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 88.9% was classified as available for sale. Securities available for sale increased $68.6 million, or 11.9%, from $576.6 million at December 31, 2021 to $645.2 million at March 31, 2022.

At March 31, 2022, U.S. government agency obligations represented 51.4%, mortgage-backed securities represented 18.9%, municipal securities represented 16.0%, corporate investments represented 6.4%, U.S. Treasuries represented 5.6% and asset-backed securities represented 1.7% of the investment securities portfolio. At December 31, 2021, U.S. government agency obligations represented 54.0%, mortgage-backed securities represented 19.1%, municipal securities represented 18.0%, corporate investments represented 6.9% and asset-backed securities represented 2.0% of the investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$68,873	9.65%	$71,648	11.05%
Total held-to-maturity	68,873	9.65%	71,648	11.05%

Available for Sale:
(At fair value)
U.S. Treasuries	40,149	5.62%	—	—%
U.S. Government agency obligations	367,087	51.41%	350,250	54.03%
Issued by states and political subdivisions	45,646	6.39%	44,684	6.89%
Mortgage-backed securities:
Residential	121,314	16.99%	109,787	16.94%
Commercial	13,254	1.86%	14,276	2.20%
Asset-backed securities	12,354	1.73%	13,107	2.02%
Corporate investments	45,392	6.36%	44,510	6.87%
Total available for sale	645,196	90.35%	576,614	88.95%

Total securities	$714,069	100.00%	$648,262	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using a tax rate of 21%.

	Maturity as of March 31, 2022
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$7,529	3.17%	$47,762	2.54%	$11,372	3.25%	$2,210	4.27%
Total held to maturity	7,529	3.17%	47,762	2.54%	11,372	3.25%	2,210	4.27%

Available for sale:
U.S. Treasuries	9,999	0.08%	30,150	1.13%	—	—%	—	—%
U.S. Government agency obligations	—	—%	265,004	0.64%	98,158	1.25%	3,925	1.78%
Issued by states and political subdivisions	2,051	3.87%	18,263	2.56%	18,977	3.19%	6,355	3.01%
Mortgage-backed securities:
Residential	—	—%	—	—%	3,716	1.86%	117,598	2.51%
Commercial	—	—%	—	—%	12,631	1.54%	623	2.49%
Asset-backed securities	—	—%	—	—%	—	—%	12,354	2.09%
Corporate investments	—	—%	472	2.75%	41,908	4.05%	3,012	4.00%
Total available for sale	12,050	0.73%	313,889	0.80%	175,390	2.16%	143,867	2.51%

Total securities	$19,579	1.67%	$361,651	1.03%	$186,762	2.23%	$146,077	2.53%

	Maturity as of December 31, 2021
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$9,286	3.00%	$44,803	2.77%	$15,349	2.41%	$2,210	4.27%
Total held to maturity	9,286	3.00%	44,803	2.77%	15,349	2.41%	2,210	4.27%

Available for sale:
U.S. Government agency obligations	5,006	2.60%	221,071	0.54%	120,049	1.20%	4,124	1.77%
Issued by states and political subdivisions	2,202	4.06%	15,110	2.63%	21,084	3.09%	6,288	3.24%
Mortgage-backed securities:
Residential	—	—%	—	—%	4,211	1.86%	105,576	2.42%
Commercial	—	—%	—	—%	13,512	1.54%	764	2.50%
Asset-backed securities	—	—%	—	—%	—	—%	13,107	1.83%
Corporate investments	4,004	2.13%	493	2.75%	38,953	4.12%	1,060	4.50%
Total available for sale	11,212	2.72%	236,674	0.68%	197,809	2.01%	130,919	2.40%

Total securities	$20,498	2.85%	$281,477	1.01%	$213,158	2.04%	$133,129	2.43%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of March 31, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$1,142,726	24.11%	$774,699	21.41%
Construction and land development	676,562	14.27%	543,763	15.02%
Farmland	221,706	4.68%	211,503	5.84%
Other commercial	1,953,941	41.22%	1,396,085	38.58%
Total real estate	3,994,935	84.28%	2,926,050	80.85%
Commercial and industrial	584,565	12.33%	527,102	14.56%
Agricultural production and other loans to farmers	70,276	1.48%	86,520	2.39%
Consumer and other	90,630	1.91%	79,500	2.20%
Total loans, gross	4,740,406	100.00%	3,619,172	100.00%
Allowance for loan losses	(44,238)		(45,000)
Total loans, net	$4,696,168		$3,574,172

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At March 31, 2022, BancPlus’ loan portfolio included $337.9 million of loan participations purchased, or 7.13% of total loans, which includes $176.8 million of shared national credits. At December 31, 2021, BancPlus’ loan portfolio included $333.0 million of loan participations purchased, or 9.20% of total loans, which includes $177.5 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of March 31, 2022
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$137,491	$339,638	$598,344	$67,253	$1,142,726
Construction and land development	254,996	297,558	108,116	15,892	676,562
Farmland	33,910	113,781	61,250	12,765	221,706
Other commercial	180,043	1,082,616	534,274	157,008	1,953,941
Total real estate	606,440	1,833,593	1,301,984	252,918	3,994,935
Commercial and industrial	153,465	342,181	83,539	5,380	584,565
Agricultural production and other loans to farmers	29,486	40,168	622	—	70,276
Consumer and other loans	26,795	59,114	4,403	318	90,630
Total loans	$816,186	$2,275,056	$1,390,548	$258,616	$4,740,406

	As of December 31, 2021
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$105,854	$317,073	$340,436	$11,336	$774,699
Construction and land development	217,487	285,923	31,161	9,192	543,763
Farmland	38,671	104,034	61,553	7,245	211,503
Other commercial	172,914	878,887	299,853	44,431	1,396,085
Total real estate	534,926	1,585,917	733,003	72,204	2,926,050
Commercial and industrial	98,197	342,243	86,662	—	527,102
Agricultural production and other loans to farmers	49,748	36,214	558	—	86,520
Consumer and other loans	20,686	57,222	1,578	14	79,500
Total loans	$703,557	$2,021,596	$821,801	$72,218	$3,619,172

	As of March 31, 2022
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$896,194	$246,532	$1,142,726
Construction and land development	295,517	381,045	676,562
Farmland	156,807	64,899	221,706
Other commercial	1,369,135	584,806	1,953,941
Total real estate	2,717,653	1,277,282	3,994,935
Commercial and industrial	287,336	297,229	584,565
Agricultural production and other loans to farmers	42,438	27,838	70,276
Consumer and other loans	63,327	27,303	90,630
Total loans	$3,110,754	$1,629,652	$4,740,406

	As of December 31, 2021
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$644,842	$129,857	$774,699
Construction and land development	262,573	281,190	543,763
Farmland	154,154	57,349	211,503
Other commercial	1,157,465	238,620	1,396,085
Total real estate	2,219,034	707,016	2,926,050
Commercial and industrial	258,036	269,066	527,102
Agricultural production and other loans to farmers	58,206	28,314	86,520
Consumer and other loans	54,923	24,577	79,500
Total loans	$2,590,199	$1,028,973	$3,619,172

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At March 31, 2022, BancPlus had total off-balance sheet commitments of $1.593 billion.

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of March 31, 2022
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,131,032	$11,694	$—	$1,142,726
Construction and land development	674,263	2,299	—	676,562
Farmland	218,673	3,033	—	221,706
Other commercial	1,940,088	13,853	—	1,953,941
Total real estate	3,964,056	30,879	—	3,994,935
Commercial and industrial	567,923	16,642	—	584,565
Agricultural production and other loans to farmers	70,080	196	—	70,276
Consumer and other	90,501	129	—	90,630
Total	$4,692,560	$47,846	$—	$4,740,406

	As of December 31, 2021
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$763,116	$11,583	$—	$774,699
Construction and land development	541,670	2,093	—	543,763
Farmland	208,318	3,185	—	211,503
Other commercial	1,386,240	9,845	—	1,396,085
Total real estate	2,899,344	26,706	—	2,926,050
Commercial and industrial	503,603	23,496	3	527,102
Agricultural production and other loans to farmers	86,292	228	—	86,520
Consumer and other	79,176	306	18	79,500
Total	$3,568,415	$50,736	$21	$3,619,172

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and TDR loans that are accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans:
Real estate loans:
Residential properties	$3,373	$3,154
Construction and land development	169	51
Farmland	1,445	1,327
Other commercial	2,486	1,176
Total real estate	7,473	5,708
Commercial and industrial	85	20
Agricultural production and other loans to farmers	14	3
Consumer and other	26	166
Total nonaccrual loans	7,598	5,897

Troubled debt restructuring loans – accruing:
Real estate loans:
Residential properties	1,803	1,641
Construction and land development	1,558	1,558
Farmland	—	—
Other commercial	—	—
Total real estate	3,361	3,199
Commercial and industrial	375	381
Agricultural production and other loans to farmers	—	—
Consumer and other	—	—
Total troubled debt restructuring loans – accruing	3,736	3,580
Total nonperforming loans	11,334	9,477
Plus: foreclosed assets	7,363	5,815
Total nonperforming assets	$18,697	$15,292

Nonaccrual loans to total loans	0.16%	0.16%
Nonperforming loans to total loans	0.24%	0.26%
Nonperforming assets to total assets	0.29%	0.29%
Allowance for loan losses to nonaccrual loans	582.23%	763.10%
90+ days past due and accruing	$3,147	$2,914
Total troubled debt restructuring loans	$3,736	$3,746
Total nonperforming assets increased by $3.4 million, or 22.3%, from $15.3 million at December 31, 2021 to $18.7 million at March 31, 2022, primarily the result of nonperforming loans and foreclosed assets acquired in the FTC Merger.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. BancPlus maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing economic conditions. Loan charge-offs (i.e. loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. BancPlus’ officers analyze risk in the loan portfolio on an ongoing basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the first quarter of 2022, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of the COVID-19 pandemic, supply chain disruptions, labor shortages and the conflict in Ukraine. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for loan losses.

The allowance for loan losses was $44.2 million and $45.0 million, and the allowance for loan losses as a percentage of loans was 0.93% and 1.24%, at March 31, 2022 and December 31, 2021, respectively. Net charge-offs (recoveries) totaled $979,000 and $(152,000) for the three months ended March 31, 2022 and 2021, respectively. The $1.1 million variance is primarily the result of current year charge-offs on consumer and other commercial categories.

The allowance for loan losses decreased by $762,000, or 1.7%, to $44.2 million at March 31, 2022, from $45.0 million at December 31, 2021, primarily due to an increase in net charge-offs in the current period.

The following is a summary of the activity in the allowance for loan loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	March 31, 2022	March 31, 2021

Balance, beginning of period	$45,000	$36,000
Charge-offs:
Residential properties	250	126
Construction and land development	—	210
Farmland	120	4
Other commercial	317	101
Total real estate	687	441
Commercial and industrial	58	19
Agricultural production and other loans to farmers	981	776
Consumer and other	261	98
Total charge-offs	1,987	1,334
Recoveries:
Residential properties	54	84
Construction and land development	70	8
Farmland	5	283
Other commercial	66	122
Total real estate	195	497
Commercial and industrial	22	107
Agricultural production and other loans to farmers	744	766
Consumer and other	47	116
Total recoveries	1,008	1,486
Net charge-offs (recoveries)	979	(152)
Provision for loan losses	217	3,889
Balance, end of period	$44,238	$40,041

Total loans, end of period (including loans held for sale)	$4,752,150	$3,427,393
Average loans	4,029,014	3,418,232
Net charge-offs (annualized) to average loans	0.10%	(0.02)%
Allowance for loan losses to total loans	0.93%	1.17%
The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$196	$897,909	0.09%	$42	$732,682	0.02%
Construction and land development	(70)	614,770	(0.05)%	202	437,070	0.18%
Farmland	115	216,353	0.21%	(279)	209,550	(0.53)%
Other commercial	251	1,592,295	0.06%	(21)	1,243,560	(0.01)%
Commercial and industrial	36	550,125	0.03%	(88)	631,169	(0.06)%
Agricultural production and other loans to farmers	237	64,658	1.47%	10	75,325	0.05%
Consumer and other	214	83,964	1.02%	(18)	75,546	(0.10)%
Loans held for sale	—	8,940	—%	—	22,532	—%
Total	$979	$4,029,014	0.10%	$(152)	$3,427,434	(0.02)%

The following tables present a summary of the allocation of the allowance for loan losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$9,603	21.7%	$9,488	21.1%
Construction and land development	6,539	14.8%	6,463	14.4%
Farmland	1,860	4.2%	2,171	4.8%
Other commercial	18,513	41.8%	18,499	41.1%
Total real estate	36,515	82.5%	36,621	81.4%
Commercial and industrial	6,052	13.7%	6,556	14.6%
Agricultural production and other loans to farmers	679	1.5%	958	2.1%
Consumer and other	992	2.2%	865	1.9%
Total allowance for loan losses	$44,238	100.0%	$45,000	100.0%

Goodwill and Other Intangible Assets

Goodwill was $63.8 million and $2.6 million March 31, 2022 and December 31, 2021, respectively. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. The increase in goodwill is the result of the FTC Merger. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the SCC Merger and the FTC Merger. Total other intangible assets at March 31, 2022 and December 31, 2021 were $12.7 million and $5.1 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$1,545,452	0.00%	30.60%	$1,337,985	0.00%	30.13%
Interest bearing:
Transaction accounts	1,590,153	0.18%	31.49%	1,453,493	0.20%	32.74%
Money market and other savings accounts	1,199,908	0.10%	23.76%	996,420	0.09%	22.44%
Certificates of deposit	714,438	0.37%	14.15%	652,247	0.56%	14.69%
Total deposits	$5,049,951	0.13%	100.00%	$4,440,145	0.17%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $609.8 million, or 13.7%, to $5.050 billion at March 31, 2022 from $4.440 billion as of December 31, 2021 primarily resulted from the FTC Merger. At March 31, 2022 and December 31, 2021, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $1.188 billion and $802.9 million, respectively.

The following table shows the maturity of certificates of deposit as of March 31, 2022:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$58,906	$145,774	$204,680	$29,906
Over 3 months through 6 months	49,727	122,640	172,367	25,477
Over 6 months through 12 months	65,916	184,495	250,411	33,166
Over 12 months	74,189	181,283	255,472	36,189
Total certificates of deposit	$248,738	$634,192	$882,930	$124,738

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At March 31, 2022 and December 31, 2021, we had no short-term borrowings.

Advances from Federal Home Loan Bank (“FHLB”) and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At both March 31, 2022 and December 31, 2021, BancPlus had $20.5 million in FHLB borrowings, at a weighted average interest rate of 1.49%.

On February 25, 2022, the Company entered into a $20.0 million revolving line of credit with a correspondent bank. The line of credit is collateralized by 9,000 shares of BankPlus common stock. The line of credit bears interest at a floating rate of Wall Street Journal Prime with 3.25% interest rate floor. At March 31, 2022, the interest rate was 3.50%. Interest only payments are due on a quarterly basis with the principal due at maturity on February 25, 2024. The balance outstanding on this loan was $20.0 million and zero at March 31, 2022 and December 31, 2021, respectively.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
2022	$397	$417
2023	25	25
2024	20,013	13
2025	13	13
2026	14	14
Thereafter	20,015	20,019
Total	$40,477	$20,501

Subordinated Debentures. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s Consolidated Balance Sheets and will be amortized over the life of the Notes. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

The Notes are not redeemable by the Company, in whole or in part, prior to the fifth anniversary of the original date of issue, except that the Notes may be redeemed at any time in whole but not in part in the event of a Tier 2 Capital Event, a Tax Event, or an Investment Company Event, each as defined and described in the Notes. On or after the fifth anniversary of the original date of issue, the Notes are redeemable on any interest payment date at the option of the Company, in whole or in part in integral multiples of $1,000, at an amount equal to 100% of the outstanding principal amount redeemed plus accrued but unpaid interest thereon. Any partial redemption will be made on a pro rata basis as to the holders of the Notes. Any redemption of the Notes is subject to any applicable regulatory requirements and approvals.

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “Subordinated Notes”). The Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the Subordinated Notes in whole upon certain other events. The Subordinated Notes are not subject to redemption at the option of the holder. The Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at March 31, 2022 due to the remaining purchase premium of $733,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

BancPlus also owns the outstanding common stock of business trusts that have issued preferred capital securities to third parties. Under a grandfathering provision in the Basel III capital rules that applies to bank holding companies with less than $15 billion in total consolidated assets, the preferred capital securities have qualified as Tier 1 capital, subject to regulatory rules and limits. These trusts used the proceeds from the issuance of the common stock and preferred capital securities to purchase subordinated debentures that BancPlus issued. The subordinated debentures are these trusts’ only assets, and quarterly interest payments on these subordinated debentures are the sole source of cash for these trusts to pay quarterly distributions on the common stock and preferred capital securities. BancPlus has fully and unconditionally guaranteed the trusts’ obligations on preferred capital securities.

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	March 31, 2022	December 31, 2021
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at March 31, 2022 due to the remaining purchase discount of $3.9 million, which was established upon the SCC Merger and is being amortized over the remaining life of the debentures.

Interest rates adjust quarterly for the subordinated debentures with rates that are indexed with LIBOR. On March 15, 2022 the Adjustable Interest Rate (LIBOR) Act was signed into law as part of the Consolidated Appropriations Act, 2022. The Adjustable Interest Rate (LIBOR) Act establishes a nationwide process for replacing LIBOR in financial contracts that mature after the cessation of the overnight, one-, three-, six- and 12-month U.S. dollar LIBOR tenors on June 30, 2023 and that do not provide for an effective means to replace LIBOR upon its cessation. For contracts in which a party has the discretion to identify a replacement rate, the Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate to be identified by the Board of Governors of the Federal Reserve System. We are currently monitoring these developments to determine any potential impact on the subordinated debentures.

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

Shareholders’ equity increased $44.4 million, or 11.4%, to $434.8 million at March 31, 2022 from $390.4 million at December 31, 2021, primarily due to $56.5 million of equity issued in the FTC Merger, net income of $9.7 million, and $1.4 million of common stock released by the ESOP, partially offset by other comprehensive loss of $19.6 million and dividends paid of $4.1 million.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	March 31, 2022	December 31, 2021
Cash and cash equivalents	$695,352	$664,165
Total securities	714,069	648,262
Less: pledged securities	(593,939)	(489,184)
Total primary liquidity	$815,482	$823,243
Ratio of primary liquidity to total deposits	13.9%	17.8%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	March 31, 2022	December 31, 2021
Net secured borrowing capacity with the FHLB	$1,365,483	$1,476,825
Net secured borrowing capacity with the Federal Reserve Bank	258,410	189,497
Unsecured borrowing capacity with correspondent lenders	223,000	223,000
Total secondary liquidity	$1,846,893	$1,889,322
Ratio of primary and secondary liquidity to total deposits	45.5%	58.7%

During the three months ended March 31, 2022, BancPlus’ primary liquidity decreased by $7.8 million to $815.5 million, compared to $823.2 million at December 31, 2021, primarily due an increase in securities partially offset by an increase in our pledged securities. Secondary liquidity decreased by $42.4 million to $1.847 billion as of March 31, 2022 from $1.889 billion as of December 31, 2021. This decrease was primarily due to an decrease in BancPlus’ FHLB borrowing capacity.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $5.612 billion and $4.450 billion and represented 95.9% and 96.3% of total deposits as of March 31, 2022 and December 31, 2021, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources. Although BancPlus’ policy allows the use of brokered deposits, BankPlus did not utilize this funding source during the 2022 and 2021 year to date periods.

BancPlus’ liquidity policy includes both policy limits and policy guidelines for measuring and monitoring liquidity. BancPlus’ policy measures include an Internal Liquidity Ratio, an Internal Liquidity Ratio adjusted for FHLB, an Internal Dependency Ratio adjusted for FHLB and a Maximum Available Funds to Total Assets Ratio. These ratios are calculated monthly. BancPlus also utilizes eleven liquidity guidelines that are reported quarterly. As of March 31, 2022 and December 31, 2021, BancPlus was in compliance with all of its established liquidity guidelines.

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

Due to state banking laws, BankPlus may not declare dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $6.3 million and $5.4 million for the year-to-date periods ended March 31, 2022 and March 31, 2021, respectively. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

As of March 31, 2022 and December 31, 2021, BancPlus and BankPlus met all applicable capital adequacy requirements and BankPlus was deemed “well capitalized.” As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes		Required to be Well Capitalized
As of March 31, 2022:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$381,074	7.52%	$354,634	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	432,154	8.53%	430,626	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	556,947	10.99%	531,950	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	432,154	7.73%	223,690	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$510,266	10.23%	$349,248	7.00%	$324,301	6.50%
Tier 1 Capital to Risk-Weighted Assets	510,266	10.23%	424,087	8.50%	399,140	8.00%
Total Capital to Risk-Weighted Assets	554,504	11.11%	523,872	10.50%	198,925	10.00%
Tier 1 Capital to Average Assets	510,266	9.14%	223,200	4.00%	279,000	5.00%

	Actual		Minimum For Capital Adequacy Purposes		Required to be Well Capitalized
As of December 31, 2021:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$382,736	9.40%	$285,078	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	433,754	10.65%	346,166	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	537,541	13.20%	427,617	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	433,754	8.46%	205,072	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$428,602	10.55%	$284,509	7.00%	$264,187	6.50%
Tier 1 Capital to Risk-Weighted Assets	428,602	10.55%	345,475	8.50%	325,153	8.00%
Total Capital to Risk-Weighted Assets	473,602	11.65%	426,763	10.50%	406,441	10.00%
Tier 1 Capital to Average Assets	428,602	8.37%	204,714	4.00%	255,893	5.00%

Contractual Obligations

Contractual obligations as of March 31, 2022, totaled $1,093.4 million and were primarily comprised of deposits with maturities of $882.9 million, subordinated debentures of $133.3 million and operating lease obligations of $36.6 million. Contractual obligations due within the next twelve months were $627.9 million and were primarily related to time deposits with maturity dates. Contractual obligations due in more than 12 months were $465.5 million and were comprised of $255.5 million of time deposits with maturity dates and $133.3 million of subordinated debentures with maturities ranging from 2030 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

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

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, previously filed with the SEC.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, previously filed with the SEC.

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

4.2	Form of 6.000% Fixed-to-Floating Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on June 5, 2020)
4.3	Form of 5.50% Fixed-to-Floating Subordinated Note due 2030
4.4
Registration Rights Agreement, dated February 28, 2022, by and among BancPlus Corporation and Joseph C. Canizaro, and Joseph C. Canizaro, as trustee of The Corte Trust (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on March 1, 2022)

10.1	Amended and Restated BancPlus Corporation 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on March 16, 2022)
10.2	Form of Subordinated Note Purchase Agreement, dated December 23, 2020 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K of the Registrant filed on March 1, 2022)
10.3*
Loan Agreement, dated February 25, 2022, by and between BancPlus Corporation and First Horizon Bank (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on February 28, 2022)

10.4
Pledge Agreement, dated February 25, 2022, by and between BancPlus Corporation and First Horizon Bank (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Registrant filed on February 28, 2022)

10.5
Indemnity and Escrow Agreement, dated February 28, 2022, by and among First Horizon Bank, BancPlus Corporation, First Trust Corporation and Joseph C. Canizaro (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on March 1, 2022)

10.6	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Registrant filed on March 1, 2022)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Interactive Data
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)
* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancPlus Corporation

Date:	May 13, 2022	By:	/s/ William A. Ray
William A. Ray
President and Chief Executive Officer

Date:	May 13, 2022	By:	/s/ M. Ann Southerland
M. Ann Southerland
Senior Executive Vice President and Chief Financial Officer