Form 10-Q
period 2022-06-30
BANCPLUS CORP
filed 2022-08-11
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of August 5, 2022: 11,627,071

BANCPLUS CORPORATION
FORM 10-Q
For the Quarter Ended JUNE 30, 2022

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Cash and due from banks	$74,231	$55,603
Interest bearing deposits with banks	269,510	608,562
Total cash and cash equivalents	343,741	664,165
Securities available for sale	627,027	576,614
Securities held to maturity - fair value: $66,246 - 2022; $72,084 - 2021	66,359	71,648
Loans held for sale	14,757	10,621

Loans	5,159,706	3,619,172
Less: Allowance for loan losses	43,353	45,000
Net loans	5,116,353	3,574,172

Premises and equipment	122,192	101,965
Operating lease right-of-use assets	35,968	34,561
Accrued interest receivable	17,549	14,329
Goodwill	63,836	2,616
Other assets	167,020	145,587
	$6,574,802	$5,196,278

Liabilities:
Deposits	$5,682,850	$4,622,116
Advances from Federal Home Loan Bank and other borrowings	20,115	20,501
Subordinated debentures	133,383	111,509
Operating lease liabilities	37,336	35,793
Accrued interest payable	1,476	1,425
Other liabilities	14,388	14,515
Total liabilities	5,889,548	4,805,859

Redeemable common stock owned by the ESOP	97,799	100,487
Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value
250,000 and zero authorized, issued and outstanding at June 30, 2022 and December 31, 2021; aggregate liquidation preference of $250,000	250,000	—
Common Stock, par value $1.00 per share.
40,000,000 authorized at June 30, 2022 and December 31, 2021; 11,627,071 and 10,115,945 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	11,627	10,116
Unearned Employee Stock Ownership Plan compensation	—	(1,401)
Additional paid-in capital	122,132	67,380
Retained earnings	331,239	314,357
Accumulated other comprehensive loss, net	(29,744)	(33)
	685,254	390,419
Less: Redeemable common stock owned by the ESOP	(97,799)	(100,487)
Total shareholders' equity	587,455	289,932
	$6,574,802	$5,196,278
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Interest income:
Interest and fees on loans	$53,712	$42,089	$96,699	$85,231
Taxable securities	2,502	2,094	4,809	3,927
Tax-exempt securities	401	479	821	1,018
Interest bearing bank balances and other	477	113	708	251
Total interest income	57,092	44,775	103,037	90,427

Interest expense:
Deposits	2,362	1,963	4,039	4,127
Advances from Federal Home Loan Bank	77	78	153	155
Other borrowings	1,808	1,372	3,233	2,741
Total interest expense	4,247	3,413	7,425	7,023

Net interest income	52,845	41,362	95,612	83,404
Provision for loan losses	234	2,037	451	5,926
Net interest income after provision for loan losses	52,611	39,325	95,161	77,478

Other operating income:
Service charges on deposit accounts	7,701	6,005	14,493	11,742
Mortgage origination income	2,304	2,013	4,542	4,727
Debit card interchange	2,748	2,604	5,176	5,244
Other income	5,978	8,115	12,485	17,301
Total other operating income	18,731	18,737	36,696	39,014

Other operating expenses:
Salaries and employee benefits expenses	29,805	24,122	55,650	47,147
Net occupancy expenses	4,891	3,828	9,007	7,173
Furniture, equipment and data processing expenses	7,670	6,108	14,286	12,040
Other expenses	8,649	6,380	20,142	12,215
Total other operating expenses	51,015	40,438	99,085	78,575

Income before income taxes	20,327	17,624	32,772	37,917
Income tax expense	4,212	3,560	6,968	6,581
Net income	$16,115	$14,064	$25,804	$31,336

Earnings per common share - basic	$1.41	$1.41	$2.35	$3.15
Earnings per common share - diluted	$1.40	$1.40	$2.34	$3.12

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$16,115	$14,064	$25,804	$31,336
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	(13,418)	2,578	(39,562)	(2,358)
Tax effect	3,341	(642)	9,851	587
Total other comprehensive income (loss), net of tax	(10,077)	1,936	(29,711)	(1,771)
Comprehensive income (loss)	$6,038	$16,000	$(3,907)	$29,565
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

			Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Common Stock				Retained Earnings
	Shares	Amount

April 1, 2021	10,041,328	$10,041	$(2,304)	$66,322	$286,665	$3,168	$(87,403)	$276,489

Net income	—	—	—	—	14,064	—	—	14,064
Other comprehensive income, net	—	—	—	—	—	1,936	—	1,936
Issuance of restricted stock	82,108	82	—	(82)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(2,977)	(2)	—	(150)	—	—	—	(152)
Purchase of Company stock	(9,414)	(10)	—	(555)	—	—	—	(565)
Stock based compensation	—	—	—	617	—	—	—	617
Net change fair value of ESOP shares	—	—	—	—	—	—	(391)	(391)
Common stock released by ESOP	—	—	347	—	—	—	—	347
Dividends paid ($0.38 per share)	—	—	—	—	(3,829)	—	—	(3,829)
June 30, 2021	10,111,045	$10,111	$(1,957)	$66,152	$296,900	$5,104	$(87,794)	$288,516

January 1, 2021	10,079,277	$10,079	$(2,650)	$67,742	$273,204	$6,875	$(74,278)	$280,972

Net income	—	—	—	—	31,336	—	—	31,336
Other comprehensive loss, net	—	—	—	—	—	(1,771)	—	(1,771)
Issuance of restricted stock	82,108	82	—	(82)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(4,477)	(4)	—	(225)	—	—	—	(229)
Purchase of Company stock	(45,863)	(46)	—	(2,387)	—	—	—	(2,433)
Stock based compensation	—	—	—	1,104	—	—	—	1,104
Net change fair value of ESOP shares	—	—	—	—	—	—	(13,516)	(13,516)
Common stock released by ESOP	—	—	693	—	—	—	—	693
Dividends paid ($0.76 per share)	—	—	—	—	(7,640)	—	—	(7,640)
June 30, 2021	10,111,045	$10,111	$(1,957)	$66,152	$296,900	$5,104	$(87,794)	$288,516

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)
(In Thousands, Except Share and Per Share Data)

					Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Preferred Stock		Common Stock				Retained Earnings
	Shares	Amount	Shares	Amount

April 1, 2022	—	$—	11,580,880	$11,581	$—	$123,005	$319,898	$(19,667)	$(102,425)	$332,392

Net income	—	—	—	—	—	—	16,115	—	—	16,115
Issuance of preferred stock	250,000	250,000	—	—	—	—	—	—	—	250,000
Other comprehensive loss, net	—	—	—	—	—	—	—	(10,077)	—	(10,077)
Issuance of restricted stock	—	—	74,401	74	—	(74)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(9,274)	(9)	—	(624)	—	—	—	(633)
Purchase of Company stock	—	—	(18,936)	(19)	—	(1,231)	—	—	—	(1,250)
Stock based compensation	—	—	—	—	—	1,056	—	—	—	1,056
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	4,626	4,626
Common stock released by ESOP	—	—	—	—	—	—	—	—	—	—
Dividends paid ($0.41 per share)	—	—	—	—	—	—	(4,774)	—	—	(4,774)
June 30, 2022	250,000	$250,000	11,627,071	$11,627	$—	$122,132	$331,239	$(29,744)	$(97,799)	$587,455

January 1, 2022	—	$—	10,115,945	$10,116	$(1,401)	$67,380	$314,357	$(33)	$(100,487)	$289,932

Net income	—	—	—	—	—	—	25,804	—	—	25,804
Issuance of preferred stock	250,000	250,000	—	—	—	—	—	—	—	250,000
Issuance of common stock for acquisition of First Trust Corporation	—	—	1,444,732	1,445	—	55,044	—	—	—	56,489
Other comprehensive loss, net	—	—	—	—	—	—	—	(29,711)	—	(29,711)
Issuance of restricted stock	—	—	95,768	96	—	(96)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(10,438)	(11)	—	(701)	—	—	—	(712)
Purchase of Company stock	—	—	(18,936)	(19)		(1,231)				(1,250)
Stock based compensation	—	—	—	—	—	1,736	—	—	—	1,736
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	2,688	2,688
Common stock released by ESOP	—	—	—	—	1,401	—	—	—	—	1,401
Dividends paid ($0.82 per share)	—	—	—	—	—	—	(8,922)	—	—	(8,922)
June 30, 2022	250,000	$250,000	11,627,071	$11,627	$—	$122,132	$331,239	$(29,744)	$(97,799)	$587,455

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income per consolidated statements of income	$25,804	$31,336
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	451	5,926
Depreciation and amortization	5,051	3,840
Net loss on sales of premises and equipment	44	232
Net (gain) loss on sales of other real estate owned	124	(260)
Write-downs of other real estate-owned	555	167
Deferred income tax expense	1,489	954
Federal Home Loan Bank stock dividends	(8)	(6)
Common stock released by ESOP	1,401	693
Stock based compensation expense	1,736	1,104
Origination of loans held for sale	(166,236)	(221,235)
Proceeds from loans held for sale	168,300	232,810
Earnings on bank-owned life insurance	(1,265)	(4,694)
Net change in:
Accrued interest receivable and other assets	(3,664)	880
Accrued interest payable and other liabilities	(3,644)	(9,116)
Net cash from operating activities	30,138	42,631

Cash flows from investing activities:
Purchases of securities available for sale	(99,369)	(302,423)
Maturities and calls of securities available for sale	41,477	60,996
Purchases of securities held to maturity	—	(19,103)
Maturities, prepayments and calls of securities held to maturity	5,233	33,473
Net increase in loans	(543,140)	(109,334)
Purchases of premises and equipment	(9,517)	(2,580)
Proceeds from sales of premises and equipment	—	31
Proceeds from sales of other real estate owned	1,374	3,100
Investment in unconsolidated entities	(30)	(109)
Distributions from unconsolidated entities	1,753	—
Purchase of bank-owned life insurance	—	(10,000)
Proceeds from bank-owned life insurance	—	4,492
Purchases or redemptions of Federal Home Loan Bank stock	(1,044)	(163)
Cash received in excess of cash paid for acquisition	165,974	—
Net cash used in investing activities	(437,289)	(341,620)

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$67,790	$119,496
Money market, negotiable order of withdrawal, and savings deposits	(129,848)	265,269
Certificates of deposit	(89,920)	(39,585)
Payments on Federal Home Loan Bank advances	(386)	(95)
Proceeds from issuance of preferred stock	250,000	—
Proceeds from other borrowings	20,000	—
Payments on other borrowings	(20,000)	(1,750)
Payment of debt issuance costs on other borrowings	(25)	—
Cash dividends paid on common stock	(8,922)	(7,640)
Purchase of Company stock	(1,250)	(2,433)
Shares withheld to pay taxes on restricted stock vesting	(712)	(229)
Net cash from financing activities	86,727	333,033

Net change in cash and cash equivalents	(320,424)	34,044

Cash and cash equivalents at beginning of period	664,165	637,545

Cash and cash equivalents at end of period	$343,741	$671,589

Supplemental cash flow information:
Interest paid	$7,374	$7,537
Federal and state income tax payments	3,575	7,225
Acquisition of real estate in non-cash foreclosures	890	3,597
Fair value of assets acquired net of liabilities assumed	58,508	—

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
Unless otherwise indicated, references to “BancPlus” refer to BancPlus Corporation and its subsidiaries, on a consolidated basis, and reference to “BankPlus” refer to BankPlus, our wholly-owned subsidiary, as applicable.
Recently Issued But Not Yet Effective Accounting Standards
Accounting Standards Update 2016-13 (“ASU 2016-13”), “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 was originally effective for the Company for annual and interim periods beginning on January 1, 2021. Subsequently, FASB approved a deferral of the effective date. ASU 2016-13 will now be effective for the Company for annual and interim periods beginning on January 1, 2023. The Company has a cross functional team that is working with third-party vendors to build and validate a model that will run parallel with the Company’s current model prior to implementation of ASU 2016-13. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the Company adopts the new standard, but has not yet determined the magnitude of the one-time adjustment or the overall impact on the Company’s consolidated financial statements.

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

Accounting Standards Update 2022-02 (“ASU 2022-02”), “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” In March 2022, the FASB issued ASU 2022-02 which eliminates the TDR recognition and measurement guidance and instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. ASU 2022-02 also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. ASU 2022-02 is effective for the Company for annual and interim periods beginning on January 1, 2023. The Company is assessing ASU 2022-02 and its impact on the Company’s consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2022	2021	2022	2021
Net income	$16,115	$14,064	$25,804	$31,336

Weighted average common shares outstanding	11,460	9,957	10,959	9,937
Diluted effect of unallocated stock	—	44	9	46
Diluted effect of stock-based awards	58	62	66	55
Diluted common shares	11,518	10,063	11,034	10,038

Basic earnings per common share	$1.41	$1.41	$2.35	$3.15
Diluted earnings per common share	$1.40	$1.40	$2.34	$3.12

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

Pursuant to the FTC Merger Agreement, holders of FTC stock received, in the aggregate, 1,444,764 shares of BancPlus common stock, with cash paid in lieu of fractional shares, and $52.7 million in cash, plus up to $10.0 million, less certain fees, costs, and expenses, that was held in escrow pursuant to the terms of a previously disclosed Indemnity and Escrow Agreement that was entered into immediately prior to the completion of the FTC Merger pending a final determination from the Internal Revenue Service as to whether FTC’s subchapter S election would be reinstated retroactively to September 23, 2020. On June 27, 2022, the Company received notice from the IRS that FTC’s subchapter S election had been reinstated. On July 7, 2022, the escrow account balance of $10.0 million was paid to the former holders of FTC stock. The fair value of the common shares issued was determined based on a third-party appraisal at the date of the acquisition, as there is no active market for the Company’s stock. At the time of this filing, final valuations of the stock consideration, assets acquired and liabilities assumed were not complete. The Company expects to finalize its analysis of the acquired assets and assumed liabilities in this transaction within one year of the completion of the FTC Merger. Therefore, adjustments to the estimated amounts and carrying values may occur.

During the three and six months ended June 30, 2022, the Company incurred approximately $1.3 million and $5.5 million of acquisition expenses in connection with the FTC Merger, respectively. These expenses are recorded in other expenses in the Company’s Consolidated Statement of Income for the three and six months ended June 30, 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net interest income	$49,180	$52,579	$103,053	$105,727
Other operating income	17,510	20,227	38,052	43,081
Net income available to common shareholders	14,385	17,342	28,309	38,849
Earnings per common share:
Basic	$1.26	$1.52	$2.48	$3.41
Diluted	1.25	1.51	2.46	3.38
Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2022:
U.S. Treasuries	$35,669	$—	$940	$34,729
U.S. Government agency obligations	396,361	167	27,134	369,394
Residential mortgage-backed securities	115,576	71	6,863	108,784
Commercial mortgage-backed securities	14,075	—	1,208	12,867
Asset-backed securities	11,675	98	171	11,602
Corporate investments	48,000	53	1,928	46,125
State and political subdivisions	45,277	53	1,804	43,526
Total available for sale	$666,633	$442	$40,048	$627,027

December 31, 2021:
U.S. Government agency obligations	$354,774	$256	$4,780	$350,250
Residential mortgage-backed securities	107,772	2,312	297	109,787
Commercial mortgage-backed securities	14,286	41	51	14,276
Asset backed securities	12,730	421	44	13,107
Corporate investments	43,500	1,138	128	44,510
State and political subdivisions	43,596	1,200	112	44,684
Total available for sale	$576,658	$5,368	$5,412	$576,614
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2022:
States and political subdivisions	$66,359	$11	$124	$66,246
Total held to maturity	$66,359	$11	$124	$66,246

December 31, 2021:
States and political subdivisions	$71,648	$436	$—	$72,084
Total held to maturity	$71,648	$436	$—	$72,084
All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies.
Provided below is a summary of investment securities that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
June 30, 2022:
Available for sale:
U.S. Treasuries	$34,729	$940	$—	$—	34,729	$940
U.S. Government agencies	236,812	17,123	127,649	10,011	364,461	27,134
Residential mortgage-backed securities	101,307	6,863	—	—	101,307	6,863
Commercial mortgage-backed securities	12,867	1,208	—	—	12,867	1,208
Asset backed securities	4,148	91	1,929	80	6,077	171
Corporate investments	39,144	1,856	1,928	72	41,072	1,928
States and political subdivisions	28,502	1,250	4,740	554	33,242	1,804
	$457,509	$29,331	$136,246	$10,717	593,755	$40,048

Held to maturity:
States and political subdivisions	$7,708	$124	$—	$—	7,708	$124
	$7,708	$124	$—	$—	7,708	$124

December 31, 2021:
Available for sale:
U.S. Government agencies	$314,614	$4,780	$—	$—	314,614	$4,780
Residential mortgage-backed securities	15,216	297	—	—	15,216	297
Commercial mortgage-backed securities	8,376	51	—	—	8,376	51
Asset backed securities	2,272	8	2,192	36	4,464	44
Corporate investments	11,372	128	—	—	11,372	128
States and political subdivisions	6,117	112	—	—	6,117	112
	$357,967	$5,376	$2,192	$36	360,159	$5,412
The number of debt securities in an unrealized loss position increased from 82 at December 31, 2021 to 296 at June 30, 2022. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be impaired on an other-than-temporary basis at June 30, 2022.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
June 30, 2022:
One year or less	$12,405	$12,216	$8,170	$8,169
After one through five years	354,342	335,018	46,172	46,099
After five through ten years	169,022	156,083	9,807	9,768
After ten years	130,864	123,710	2,210	2,210
	$666,633	$627,027	$66,359	$66,246

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
June 30, 2022	$459,420	$428,934	$35,775	$35,693

December 31, 2021	$451,402	$450,480	$38,704	$39,102
Note 5: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	June 30, 2022	December 31, 2021
Secured by real estate:
Residential properties	$1,236,278	$774,699
Construction and land development	834,809	543,763
Farmland	242,640	211,503
Other commercial	2,050,729	1,396,085
Total real estate	4,364,456	2,926,050
Commercial and industrial loans	592,810	527,102
Agricultural production and other loans to farmers	84,007	86,520
Consumer and other loans	118,433	79,500
Total loans before allowance for loan losses	$5,159,706	$3,619,172
Loans are stated at the amount of unpaid principal net of discounts and premiums on acquired loans, before allowance for loan losses. Interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding.
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
The following table presents the recorded investment in nonaccrual loans, segregated by class.

(In thousands)	June 30, 2022	December 31, 2021
Secured by real estate:
Residential properties	$2,878	$3,154
Construction and land development	40	51
Farmland	968	1,327
Other commercial	3,105	1,176
Total real estate	6,991	5,708
Commercial and industrial loans	1,625	20
Agricultural production and other loans to farmers	14	3
Consumer and other loans	26	166
Total nonaccrual loans	$8,656	$5,897

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
June 30, 2022
Secured by real estate:
Residential properties	$6,850	$1,527	$8,377	$1,227,901	$1,236,278	$694
Construction and land development	368	951	1,319	833,490	834,809	951
Farmland	868	972	1,840	240,800	242,640	—
Other commercial	875	1,677	2,552	2,048,177	2,050,729	385
Total real estate	8,961	5,127	14,088	4,350,368	4,364,456	2,030
Commercial and industrial loans	3,304	301	3,605	589,205	592,810	218
Agricultural production and other loans to farmers	128	182	310	83,697	84,007	168
Consumer loans	344	48	392	118,041	118,433	21
Total	$12,737	$5,658	$18,395	$5,141,311	$5,159,706	$2,437

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
December 31, 2021
Secured by real estate:
Residential properties	$4,537	$2,032	$6,569	$768,130	$774,699	$865
Construction and land development	367	1,085	1,452	542,311	543,763	1,085
Farmland	600	425	1,025	210,478	211,503	30
Other commercial	1,589	1,118	2,707	1,393,378	1,396,085	212
Total real estate	7,093	4,660	11,753	2,914,297	2,926,050	2,192
Commercial and industrial loans	824	623	1,447	525,655	527,102	606
Agricultural production and other loans to farmers	311	32	343	86,177	86,520	32
Consumer loans	374	250	624	78,876	79,500	84
Total	$8,602	$5,565	$14,167	$3,605,005	$3,619,172	$2,914
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

Impaired loans, segregated by class were as follows:

	June 30, 2022
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$6,983	$4,701	$—
Construction and land development	2,196	654	—
Farmland	1,397	977	—
Other commercial	7,515	6,100	—
Total real estate	18,091	12,432	—
Commercial and industrial	13,906	12,833	—
Agricultural production and other loans to farmers	40	14	—
Consumer and other loans	247	26	—
Total	$32,284	$25,305	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$805	$805	$7
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	—	—	—
Total real estate	805	805	7
Commercial and industrial	372	372	132
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	1,177	1,177	139
Total impaired loans	$33,461	$26,482	$139

(1) Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge offs and payments applied.

	December 31, 2021
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$7,667	$5,034	$—
Construction and land development	3,615	1,649	—
Farmland	3,413	2,859	—
Other commercial	2,671	1,300	—
Total real estate	17,366	10,842	—
Commercial and industrial	17,528	17,300	—
Agricultural production and other loans to farmers	105	15	—
Consumer and other loans	249	166	—
Total	$35,248	$28,323	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$813	$813	$9
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	1,906	1,906	304
Total real estate	2,719	2,719	313
Commercial and industrial	4,542	4,542	1,701
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	7,261	7,261	2,014
Total impaired loans	$42,509	$35,584	$2,014

(1)Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge-offs and payments applied.

The average recorded investment and interest recognized for impaired loans for the six months ended June 30, 2022 and 2021 are presented below.

	Three Months Ended June 30,
	2022		2021
	Average	Interest	Average	Interest
(In thousands)	Investment	Recognized	Investment	Recognized
Secured by real estate:
Residential properties	$5,085	$10	$6,685	$27
Construction and land development	1,119	27	2,186	28
Farmland	1,806	—	9,775	128
Other commercial	5,524	41	6,125	58
Total real estate	13,534	78	24,771	241
Commercial and industrial	13,733	112	21,702	262
Agricultural production and other loans to farmers	14	—	54	—
Consumer loans	26	—	187	—
Total	$27,307	$190	$46,714	$503

	Six Months Ended June 30,
	2022		2021
	Average	Interest	Average	Interest
(In thousands)	Investment	Recognized	Investment	Recognized
Secured by real estate:
Residential properties	$5,395	$19	$6,671	$64
Construction and land development	1,390	55	2,591	57
Farmland	2,274	—	10,104	252
Other commercial	4,826	63	7,718	115
Total real estate	13,885	137	27,084	488
Commercial and industrial	16,322	224	19,250	472
Agricultural production and other loans to farmers	11	—	68	—
Consumer loans	72	—	182	—
Total	$30,290	$361	$46,584	$960
There were no modifications classified as TDRs for the six months ended June 30, 2022 or 2021. Although there were additional modifications of terms on some loans, the prevailing modifications during the reported periods were related to converting the loans to interest only for a period of time, reductions in the interest rates, and/or extensions of payment dates or maturity dates. Because the majority of these loans were classified as impaired loans before restructuring, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The allowance for loan losses attributable to restructured loans was $139,000 at June 30, 2022 and December 31, 2021.

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
The following table summarizes the credit quality of the Company’s loan portfolio by loan class for the period indicated:

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
June 30, 2022
Secured by real estate:
Residential properties	$1,223,487	$173	$12,575	$43	$1,236,278
Construction and land development	828,538	4,107	2,164	—	834,809
Farmland	240,290	—	2,350	—	242,640
Other commercial	2,022,765	12,521	15,443	—	2,050,729
Total real estate	4,315,080	16,801	32,532	43	4,364,456
Commercial and industrial	577,509	—	14,047	1,254	592,810
Agricultural production and other loans to farmers	83,898	—	109	—	84,007
Consumer and other loans	118,330	—	103	—	118,433

Total	$5,094,817	$16,801	$46,791	$1,297	$5,159,706

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
December 31, 2021
Secured by real estate:
Residential properties	$763,116	$—	$11,583	$—	$774,699
Construction and land development	537,573	4,097	2,093	—	543,763
Farmland	208,318	—	3,185	—	211,503
Other commercial	1,386,240	—	9,845	—	1,396,085
Total real estate	2,895,247	4,097	26,706	—	2,926,050
Commercial and industrial	503,603	—	23,496	3	527,102
Agricultural production and other loans to farmers	86,292	—	228	—	86,520
Consumer and other loans	79,176	—	306	18	79,500

Total	$3,564,318	$4,097	$50,736	$21	$3,619,172
Transactions in the allowance for loan losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$6,052	$26,912	$9,603	$1,671	$44,238
Provision for loan losses	(1,063)	635	146	516	234
Recoveries on loans	58	413	55	770	1,296
Loans charged off	(921)	(3)	(530)	(961)	(2,415)
Ending balance	$4,126	$27,957	$9,274	$1,996	$43,353

Six Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$6,556	$27,133	$9,488	$1,823	$45,000
Provision for loan losses	(1,531)	710	457	815	451
Recoveries on loans	80	554	109	1,561	2,304
Loans charged off	(979)	(440)	(780)	(2,203)	(4,402)
Ending balance	$4,126	$27,957	$9,274	$1,996	$43,353

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$132	$—	$7	$—	$139
Collectively evaluated for impairment	3,994	27,957	9,267	1,996	43,214
Ending balance	$4,126	$27,957	$9,274	$1,996	$43,353

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended June 30, 2021
Allowance for loan losses:
Beginning balance	$6,135	$22,616	$9,439	$1,851	$40,041
Provision for loan losses	422	510	648	457	2,037
Recoveries on loans	197	239	197	715	1,348
Loans charged off	(261)	(314)	(50)	(797)	(1,422)
Balance, end of year	$6,493	$23,051	$10,234	$2,226	$42,004

Six Months Ended June 30, 2021
Allowance for loan losses:
Beginning balance	$6,337	$20,163	$7,900	$1,600	$36,000
Provision for loan losses	132	2,865	2,229	700	5,926
Recoveries on loans	304	652	281	1,597	2,834
Loans charged off	(280)	(629)	(176)	(1,671)	(2,756)
Ending balance	$6,493	$23,051	$10,234	$2,226	$42,004

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$1,728	$302	$9	$—	$2,039
Collectively evaluated for impairment	4,765	22,749	10,225	2,226	39,965
Ending balance	$6,493	$23,051	$10,234	$2,226	$42,004

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
June 30, 2022
Individually evaluated for impairment	$13,121	$4,584	$2,149	$—	$19,854
Collectively evaluated for impairment	579,689	3,123,594	1,234,129	202,440	5,139,852
Ending balance	$592,810	$3,128,178	$1,236,278	$202,440	$5,159,706

December 31, 2021
Individually evaluated for impairment	$21,822	$3,434	$1,640	$166	$27,062
Collectively evaluated for impairment	505,280	2,147,917	773,059	165,854	3,592,110
Ending balance	$527,102	$2,151,351	$774,699	$166,020	$3,619,172

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

Under the Basel III rules, the Company must maintain a capital conservation buffer of CET1 capital above the minimum risk-based capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. If, after deducting the buffer amount from its CET1 capital, Tier 1 capital, and total capital, any of these amounts results in a risk-based capital ratio below the minimum, a banking institution will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The capital conservation buffer, which is 2.50%, is included in the minimum capital requirements relative to risk-weighted assets in the following table. Management believes as of June 30, 2022 and December 31, 2021, the Company and the Bank met Basel III minimum capital requirements to which they are subject.

The Bank is also subject to capital requirements under the prompt corrective action regime. As of June 30, 2022, the Bank maintained each of the capital ratios required to be categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. To be categorized as well capitalized, an insured depository institution must maintain certain ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets. There are no conditions or events since June 30, 2022 that management believes have changed the Bank’s category. The amounts of the Bank’s capital relative to the standards for well capitalized status are set forth in the following table.
The Company’s and the Bank’s CET1 capital includes total common equity reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. In connection with the adoption of Basel III, the Company elected to opt out of the requirement to include most components of accumulated other comprehensive income (loss) in CET1 capital.

Tier 1 capital includes CET1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at June 30, 2022 and December 31, 2021 included $51.1 million and $51.0 million of trust preferred securities issued by the trusts (net of investment in the trusts), respectively. At June 30, 2022, additional Tier 1 capital at the Company also included $250.0 million of preferred stock. The Bank did not have any additional Tier 1 capital beyond CET1 capital as of June 30, 2022 and December 31, 2021.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. In addition, Tier 2 capital at June 30, 2022 and December 31, 2021 for the Company includes $80.5 million and $58.8 million, respectively, of subordinated debentures. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.
The following table presents actual and required capital ratios for the Company and the Bank under the Basel III rules.

	Actual		Minimum Requirement		Required to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2022:
Company:
CET1 Capital to Risk-Weighted Assets	$391,892	7.02%	$391,002	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	693,031	12.41%	474,789	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	816,925	14.63%	586,504	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	693,031	10.83%	255,955	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$606,332	10.87%	$390,536	7.00%	$362,641	6.50%
Tier 1 Capital to Risk-Weighted Assets	606,332	10.87%	474,223	8.50%	446,327	8.00%
Total Capital to Risk-Weighted Assets	649,685	11.65%	585,804	10.50%	557,909	10.00%
Tier 1 Capital to Average Assets	606,332	9.49%	255,647	4.00%	319,559	5.00%

December 31, 2021:
Company:
CET1 Capital to Risk-Weighted Assets	$382,736	9.40%	$285,078	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	433,754	10.65%	346,166	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	537,541	13.20%	427,617	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	433,754	8.46%	205,072	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$428,602	10.55%	$284,509	7.00%	$264,187	6.50%
Tier 1 Capital to Risk-Weighted Assets	428,602	10.55%	345,475	8.50%	325,153	8.00%
Total Capital to Risk-Weighted Assets	473,602	11.65%	426,763	10.50%	406,441	10.00%
Tier 1 Capital to Average Assets	428,602	8.37%	204,714	4.00%	255,893	5.00%
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

Securities - The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of June 30, 2022 or December 31, 2021. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
June 30, 2022
U.S. Treasuries	$34,729	$—	$34,729	$—
U.S. Government agency obligations	369,394	—	369,394	—
Residential mortgage-backed securities	108,784	—	108,784	—
Commercial mortgage-backed securities	12,867	—	12,867	—
Asset-backed securities	11,602	—	11,602	—
Corporate investments	46,125	—	46,125	—
State and political subdivisions	43,526	—	43,526	—
Total securities available for sale	$627,027	$—	$627,027	$—

December 31, 2021
U.S. Government agency obligations	$350,250	$—	$350,250	$—
Residential mortgage-backed securities	109,787	—	109,787	—
Commercial mortgage-backed securities	14,276	—	14,276	—
Asset backed securities	13,107	—	13,107	—
Corporate investments	44,510	—	44,510	—
State and political subdivisions	44,684	—	44,684	—
Total securities available for sale	$576,614	$—	$576,614	$—
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses:
June 30, 2022	$26,343	$—	$—	$26,343
December 31, 2021	$33,570	$—	$—	$33,570

Other real estate owned:
June 30, 2022	$6,462	$—	$—	$6,462
December 31, 2021	$5,815	$—	$—	$5,815
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
June 30, 2022
Impaired loans, net of specific allowance	$26,343	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$6,462	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2021
Impaired loans, net of specific allowance	$33,570	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$5,815	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%
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

The following table presents estimated fair values of the Company’s financial instruments not previously disclosed:

	June 30, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$343,741	$343,741	$664,165	$664,165

Level 2 inputs:
Securities held to maturity	66,359	66,246	71,648	72,084
FHLB stock	5,578	5,578	2,731	2,731
Accrued interest receivable	17,549	17,549	14,329	14,329
Level 3 inputs:
Loans held for sale	14,757	14,757	10,621	10,621
Loans, net	5,116,353	5,053,300	3,574,172	3,548,595

Financial liabilities:
Level 2 inputs:
Deposits	5,682,850	5,266,566	4,622,116	4,493,657
FHLB and other borrowings	20,115	20,119	20,501	21,024
Subordinated debentures	133,383	139,701	111,509	111,509
Accrued interest payable	1,476	1,476	1,425	1,425

Note 9: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s Consolidated Balance Sheets and will be amortized over the life of the Notes. At June 30, 2022 and December 31, 2021, the remaining unamortized balance of these issuance costs was $1.1 million and $1.2 million, respectively. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “Subordinated Notes”). The Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the Subordinated Notes in whole upon certain other events. The Subordinated Notes are not subject to redemption at the option of the holder. The Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at June 30, 2022 due to the remaining purchase premium of $683,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	June 30, 2022	December 31, 2021
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at June 30, 2022 due to the remaining purchase discount of $3.9 million, which was established upon the merger with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, and is being amortized over the remaining life of the debentures.

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

Note 10: Employee Benefits

The Company has an Employee Stock Ownership Plan (“ESOP”) that covers all employees of the Bank who are at least 21 years of age and work in a position requiring at least one thousand hours of service annually. The plan also has 401(k) provisions that allow for employee tax deferred contributions. Participants may make contributions to the ESOP in accordance with applicable regulations and the ESOP’s provisions. The Company makes a “safe harbor” matching contribution on the first 3% of an employee’s salary deferral contributions, plus an additional matching contribution equal to 50% of the next 2% of an employee’s salary deferral contributions in excess of 3%. Additional contributions are made to the ESOP at the discretion of the Company’s Board of Directors.
The ESOP owned 1,481,796 and 1,500,732 shares of the Company's common stock at June 30, 2022 and December 31, 2021, respectively. The ESOP entered into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock that were sold by participants in accordance with diversification provisions of the ESOP. A total of 176,786 shares were repurchased through 2011, an additional 77,000 shares were repurchased under this program in 2012, and 27,594 shares were repurchased under this program in 2019. These unallocated shares were released to participants proportionately as the loans were repaid. Dividends on allocated shares were recorded as dividends and charged to retained earnings. Dividends on unallocated shares that were used to repay the loan were treated as compensation expense. As of June 30, 2022, the ESOP had zero outstanding loans with the Company.
The following table presents information related to the Company’s ESOP-owned shares.

(In thousands, except share data)	June 30, 2022	December 31, 2021
Allocated shares	1,481,796	1,472,334
Unearned shares	—	28,398
Total ESOP shares	1,481,796	1,500,732

Fair value of unearned shares	$—	$1,938

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of allocated shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the Consolidated Statements of Shareholders’ Equity. The fair value of allocated shares held by the ESOP at June 30, 2022 was $97.8 million, based on the Company’s previously disclosed appraised value of $66.00 per share of common stock. The fair value at December 31, 2021 was $100.5 million, based on the Company’s previously disclosed appraised value of $68.25 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. In particular, the COVID-19 pandemic has had a significant impact on the trading markets for equity securities, including the value of equity securities of banking institutions. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.
Note 11: Equity

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock with no par value, which may be issued from time to time and in one or more classes or series upon authorization of the Board of Directors.

On June 22, 2022, the Company entered into a Letter Agreement (including annexes thereto, collectively, the “Purchase Agreement”) with the U.S. Department of Treasury (the “Treasury”) under the Emergency Capital Investment Program (“ECIP”). Pursuant to the Purchase Agreement, the Company agreed to issue and sell 250,000 shares of the Company’s preferred stock designated as Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (the “Preferred Stock”) for an aggregate purchase price of $250.0 million in cash. The Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

The Preferred Stock bears no dividend for the first two years following the issuance of the Preferred Stock. Thereafter, the annual dividend rate will be adjusted, not lower than 0.5% and not higher than 2.0%, based on our extension of credit for qualified lending as defined in the terms of the ECIP Interim Final Rule, the Purchase Agreement and the Certificate of Designations (the “Certificate of Designations”) and the investment amount. After the tenth anniversary of the issuance of the Preferred Stock, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10 compared to the baseline qualified lending and the average investment amount. The dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15.

The Preferred Stock may be redeemed at the option of the Company on or after September 15, 2027 (or earlier in the event of loss of regulatory capital treatment), subject to the approval of the appropriate federal banking regulator and in accordance with the federal banking agencies’ regulatory capital regulations. The restrictions on redemption are set forth in the Certificate of Designations filed with the Mississippi Secretary of State for the purpose of amending its Articles of Incorporation to fix the designations, preferences, limitations and relative rights of the Preferred Stock as described in Item 5.03 of our Current Report on Form 8-K filed with the SEC on June 23, 2022.

In the Purchase Agreement, the Company also agreed to, upon the future written request of the Treasury, comply with the terms of a Registration Rights Agreement included as an annex to the Purchase Agreement and incorporated by reference therein (the “Registration Rights Agreement”), providing for certain registration rights of the Treasury. As long as the Company is not eligible to file on Form S-3, upon written request of the Treasury, the Company would be required to prepare and file a shelf registration statement covering the potential resale of the Preferred Stock as promptly as practicable. Once the Company is eligible to file on Form S-3, the Company agreed to prepare and file such shelf registration statement within 30 days. The Registration Rights Agreement also includes customary “piggyback” registration rights, suspension rights, indemnification, contribution, and assignment provisions.

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
Stock based compensation that has been charged against income was $1.7 million for the six months ended June 30, 2022 and $1.1 million for same period of 2021. There were zero and 399 shares forfeited during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $10.4 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 3.2 years.
A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Six Months Ended
	June 30, 2022		June 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	144,572	$51.56	91,109	$50.60
Granted	95,768	68.25	82,507	51.25
Vested	(54,537)	53.34	(32,685)	51.93
Forfeited	—	—	(399)	47.96
End of period	185,803	$59.64	140,532	$50.56

Note 13: Contingencies

On March 20, 2019, a complaint (the “Complaint”), Mills v. BankPlus, et al., Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as

Court-appointed Receiver for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”), naming the Bank, three former Bank employees, one then-current BankPlus employee and other defendants, including defendants affiliated and unaffiliated with BankPlus (“Defendants”). The Complaint seeks to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber. A brief description of the cause of action on the cover sheet filed with the Complaint includes securities, civil conspiracy, aiding and abetting, negligence, and other possible causes of action. The amount of damages (including punitive damages) requested against the Defendants in the Complaint is unspecified. On January 4, 2021, the plaintiff, Mills, filed an Amended Complaint. Answers and/or Motions to Dismiss the Amended complaint were filed by the Defendants. On July 8, 2021, the Court denied the Motion to Dismiss filed by BankPlus. A related motion for reconsideration was filed by BankPlus on August 9, 2021. On September 30, 2021, an order was entered to consolidate for purposes of discovery this case (No. 3:19-cv-00196-CWR-FKB) with three other related cases filed by Mills, the Receiver. A Case Management Order (No.: 3:22-cv-36-CWRFKB) was entered on January 31, 2022 for the sole purpose of managing consolidated discovery in the four related cases. Phase one written discovery is underway until at least August 31, 2022. Phases two and three discovery, allowing depositions, will begin thereafter pursuant to a subsequent court order.

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
•difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which we operate and in which our loans are concentrated, including declines in housing markets, an increase in unemployment levels and inflation, and slowdowns in economic growth;
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
•natural disasters, climate change and adverse weather, public health crises, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the annual period ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and in this Quarterly Report on Form 10-Q.
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and in this Quarterly Report on Form 10-Q. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Its wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of June 30, 2022, we operated 93 branch offices across Mississippi, Louisiana, Alabama and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of June 30, 2022, BancPlus held $5.683 billion of total deposits, and our deposit base consisted of 96.1% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 0.15%. Our loan portfolio was comprised of 73.7% commercial loans and 26.3% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2021, and we believe we are well-positioned for future growth.
June 30, 2022 Highlights

•Net income for the six months ended June 30, 2022 was $25.8 million, compared with $31.3 million for the same period of 2021
•Diluted earnings per share for the six months ended June 30, 2022 were $2.34, compared with $3.12 for the same period of 2021
•Net interest income was $95.6 million for the six months ended June 30, 2022, compared with $83.4 million for the same period of 2021
•Total loans held for investment were $5.160 billion at June 30, 2022, compared with $3.619 billion at December 31, 2021
Recent Developments

On June 22, 2022, the Company entered into a Letter Agreement (including annexes thereto, collectively, the “Purchase Agreement”) with the U.S. Department of Treasury (the “Treasury”) under the Emergency Capital Investment Program (“ECIP”). Established by the Consolidated Appropriations Act, 2021, the ECIP was created to encourage minority depository institutions and low- and moderate-income community financial institutions to augment their efforts to support small businesses and consumers in their communities. Under the program, the Treasury provided capital directly to certified Community Development Financial Institutions (“CDFI”), including the Bank, that we expect will enable us to, among other things, provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, especially in low-income and underserved communities, that may be disproportionately impacted by the economic effects of the COVID-19 pandemic. Pursuant to the Purchase Agreement, the Company agreed to issue and sell 250,000 shares of the Company’s preferred stock designated as Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (the “Preferred Stock”) for an aggregate purchase price of $250.0 million in cash. The Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
For more information about the preferred stock issuance refer to Footnote 11 to our Condensed Notes to Consolidated Financial Statements for the quarter ended June 30, 2022 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other recent developments at June 30, 2022 did not significantly change from the recent developments as of December 31, 2021, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, and as of March 31, 2022, which are disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Results of Operations
The following discussion of BancPlus’ results of operations compares the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or for any other period.
Net Income

Net income for the three months ended June 30, 2022 and 2021 was $16.1 million and $14.1 million, respectively. BancPlus’ annualized return on average assets for the three months ended June 30, 2022 and 2021 was 1.00% and 1.13%, respectively. BancPlus’ annualized return on average equity for the three months ended June 30, 2022 and 2021 was 13.99% and 15.34%, respectively. Net income for the six months ended June 30, 2022 and 2021 was $25.8 million and $31.3 million, respectively. BancPlus’ annualized return on average assets for the six months ended June 30, 2022 and 2021 was 0.86% and 1.29%, respectively. BancPlus’ annualized return on average equity for the six months ended June 30, 2022 and 2021 was 11.94% and 17.40%, respectively.

The increase in net income for the three months ended June 30, 2022 compared to the same period of 2021 was the result of increased net interest income from our previously disclosed merger with First Trust Corporation (“FTC”), in which BancPlus acquired FTC, the holding company of First Bank and Trust (“FBT”) by a statutory share exchange and FTC was merged with and into BancPlus, with BancPlus surviving the merger (the “FTC Holding Company Merger”), and FBT was merged with and into BankPlus, with BankPlus surviving the merger, effective March 1, 2022 (together with the FTC Holding Company Merger, the “FTC Merger”) as well as organic loan growth. The decrease in return metrics for the three months ended June 30, 2022 compared to the same period of 2021 was the result of an increase in noninterest expenses, including one-time acquisition-related expenses, and an increase in average assets and equity as a result of the FTC merger.

The decrease in net income and return metrics for the current year to date period was the result of decreased life insurance income resulting from death benefits paid in the prior year and increased professional fees resulting from our previously disclosed merger with FTC partially offset by the aforementioned second quarter growth in net interest income.

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

For the three months ended June 30, 2022, net interest income was $52.8 million, an increase of $11.5 million, or 27.8%, compared to net interest income of $41.4 million for the three months ended June 30, 2021. The increase in net interest income was primarily the result of increased interest-earning assets as a result of the FTC Merger and organic loan growth.

For the six months ended June 30, 2022, net interest income was $95.6 million, an increase of $12.2 million, or 14.6%, compared to net interest income of $83.4 million for the six months ended June 30, 2021. The increase in net interest income was primarily the result of increased interest-earning assets as a result of the FTC Merger.

Net interest margin for the three months ended June 30, 2022 decreased 3 basis points to 3.51% from 3.54% for the same period of 2021 as the result of the lower interest rate environment seen earlier in the period. Net interest margin for the six months ended June 30, 2022 decreased 27 basis points to 3.37% from 3.64% for the same period of 2021 as the result of the lower interest rate environment seen earlier in the year.

Our year to date average interest-earning assets at June 30, 2022, increased $1.09 billion, or 23.75%, to $5.67 billion from $4.58 billion at June 30, 2021. BancPlus’ year to date average interest-bearing liabilities at June 30, 2022 increased $632.9 million, or 19.65%, to $3.85 billion from $3.22 billion at June 30, 2021. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to the FTC Merger and organic loan growth. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 147.1% and 142.2% at June 30, 2022 and 2021, respectively.
BancPlus’ average interest-earning assets produced a tax-equivalent yield of 3.79% and 3.64% for the three and six months ended June 30, 2022, respectively, compared to 3.83% and 3.95% for the three and six months ended June 30, 2021, respectively. The average rate paid on interest-bearing liabilities was 0.42% and 0.39% for the three and six months ended June 30, 2022, respectively, compared to 0.42% and 0.44% for the three and six months ended June 30, 2021, respectively. The year-over-year decrease in yields reflects the low interest rate environment seen earlier in the year.
Average Balances and Yields
The following tables show, for the three months ended June 30, 2022 and 2021, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$373,249	$469	0.50%	$555,725	$109	0.08%
Federal funds sold	—	—	—%	1,322	1	0.30%
	373,249	469	0.50%	557,047	110	0.08%
Investment securities:
Taxable investment securities	626,928	2,502	1.60%	570,166	2,094	1.47%
Tax-exempt investment securities	68,614	401	2.34%	72,731	479	2.63%
Total securities	695,542	2,903	1.67%	642,897	2,573	1.60%
Loans (1)	4,945,036	53,712	4.34%	3,471,227	42,089	4.85%
Federal Home Loan Bank (“FHLB”) stock	6,592	8	0.49%	3,541	3	0.34%
Total interest-earning assets	6,020,419	57,092	3.79%	4,674,712	44,775	3.83%
Noninterest-earning assets	418,532			329,668
Total assets	$6,438,951			$5,004,380

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,578,774	$1,118	0.28%	$1,462,402	$770	0.21%
Savings and money market deposits	1,456,402	577	0.16%	984,775	228	0.09%
Time deposits	845,637	667	0.32%	660,284	965	0.58%
FHLB advances	20,669	77	1.49%	20,559	78	1.52%
Other borrowings	18,221	205	4.50%	12,096	117	3.87%
Subordinated debentures	133,344	1,603	4.81%	111,246	1,255	4.51%
Total interest-bearing liabilities	4,053,047	4,247	0.42%	3,251,362	3,413	0.42%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,867,843			1,333,010
Other noninterest-bearing liabilities	56,162			52,217
Total noninterest-bearing liabilities	1,924,005			1,385,227
Shareholders’ equity (6)	461,899			367,791
Total liabilities and shareholders’ equity	$6,438,951			$5,004,380
Net interest income/net interest margin (2)		52,845	3.51%		41,362	3.54%
Net interest spread (5)			3.37%			3.41%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		129			155
Net interest income/net interest margin (2)		$52,974	3.52%		$41,517	3.55%
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
(4)Yields and rates are annualized.
(5)Net interest spread is the yield on BancPlus’ total interest-earning assets less the yield on its interest-bearing liabilities.
(6)Includes Employee Stock Ownership-owned shares.

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$475,185	$696	0.29%	$541,001	$234	0.09%
Federal funds sold	—	—	—%	10,663	11	0.21%
	475,185	696	0.29%	551,664	245	0.09%
Investment securities:
Taxable investment securities	628,061	4,809	1.53%	492,799	3,927	1.59%
Tax-exempt investment securities	70,513	821	2.33%	87,901	1,018	2.32%
Total securities	698,574	5,630	1.61%	580,700	4,945	1.70%
Loans (1)	4,489,556	96,699	4.31%	3,444,876	85,231	4.95%
Federal Home Loan Bank (“FHLB”) stock	5,539	12	0.43%	3,475	6	0.35%
Total interest-earning assets	5,668,854	103,037	3.64%	4,580,715	90,427	3.95%
Noninterest-earning assets	382,490			332,166
Total assets	$6,051,344			$4,912,881

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,584,432	$1,830	0.23%	$1,445,259	$1,562	0.22%
Savings and money market deposits	1,328,864	888	0.13%	962,283	509	0.11%
Time deposits	780,399	1,321	0.34%	668,438	2,056	0.62%
FHLB advances	20,577	153	1.49%	20,583	155	1.51%
Other borrowings	12,692	270	4.25%	12,526	242	3.86%
Subordinated debentures	126,224	2,963	4.69%	111,200	2,499	4.49%
Total interest-bearing liabilities	3,853,188	7,425	0.39%	3,220,289	7,023	0.44%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,707,538			1,276,210
Other noninterest-bearing liabilities	54,933			53,132
Total noninterest-bearing liabilities	1,762,471			1,329,342
Shareholders’ equity (6)	435,685			363,250
Total liabilities and shareholders’ equity	$6,051,344			$4,912,881
Net interest income/net interest margin (2)		95,612	3.37%		83,404	3.64%
Net interest spread (5)			3.25%			3.51%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		264			328
Net interest income/net interest margin (2)		$95,876	3.38%		$83,732	3.66%
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

	Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$(231)	$590	$359
Investment securities:
Taxable investment securities	227	181	408
Tax-exempt investment securities	(24)	(54)	(78)
Total securities	203	127	330
Loans, net	16,008	(4,385)	11,623
Federal Home Loan Bank stock	4	1	5
Total interest-earning assets	$15,984	$(3,667)	$12,317

Interest-bearing liabilities:
Interest-bearing transaction deposits	$82	$266	$348
Savings and money market deposits	187	162	349
Time deposits	146	(444)	(298)
FHLB advances	—	(1)	(1)
Other borrowings	69	19	88
Subordinated debentures	266	82	348
Total interest-bearing liabilities	$750	$84	$834
Net interest income	$15,234	$(3,751)	$11,483

	Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$(112)	$563	$451
Investment securities:
Taxable investment securities	1,036	(154)	882
Tax-exempt investment securities	(202)	5	(197)
Total securities	834	(149)	685
Loans, net	22,501	(11,033)	11,468
Federal Home Loan Bank stock	4	2	6
Total interest-earning assets	$23,227	$(10,617)	$12,610

Interest-bearing liabilities:
Interest-bearing transaction deposits	$161	$107	$268
Savings and money market deposits	245	134	379
Time deposits	189	(924)	(735)
FHLB advances	—	—	—
Other borrowings	3	25	28
Subordinated debentures	353	111	464
Total interest-bearing liabilities	$951	$(549)	$402
Net interest income	$22,276	$(10,068)	$12,208

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

For the three months ended June 30, 2022, the provision for loan losses was $234,000, compared to $2.0 million for the same period of 2021, a decrease of $1.8 million, or 88.5%. For the six months ended June 30, 2022, the provision for loan losses was $451,000, compared to $5.9 million for the same period of 2021, a decrease of $5.5 million, or 92.4%. The decreases for these year to date periods are primarily attributable to the impact of the COVID-19 pandemic on the prior year period, including the impact of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance.

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

Noninterest income was relatively flat at $18.7 million for both the three months ended June 30, 2022 and 2021, with only a decrease of $6,000, or 0.03%, primarily due to a decrease in CDFI grants of $1.7 million, or 90.6%, offset by an increase in service charges on deposit accounts of $1.7 million, or 28.2%.

The following table presents the major components of noninterest income for three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$7,701	$6,005	$1,696	28.2%
Mortgage origination income	2,304	2,013	291	14.5%
Debit card interchange	2,748	2,604	144	5.5%
Income from fiduciary activities	2,032	1,875	157	8.4%
ATM income	1,580	1,710	(130)	(7.6)%
Brokerage and insurance fees and commissions	635	644	(9)	(1.4)%
Life insurance income	638	1,202	(564)	(46.9)%
CDFI grants	171	1,826	(1,655)	(90.6)%
Other income	922	858	64	7.5%
Total	$18,731	$18,737	$(6)	—%

Service charges on deposit accounts increased $1.7 million, or 28.2%, to $7.7 million for the three months ended June 30, 2022, compared to $6.0 million for the same period of 2021. The increase was the result of an increase in the number of deposit accounts held and a higher volume of transactions due to the FTC Merger.

CDFI grant income decreased $1.7 million, or 90.6%, to $171,000 for the three months ended June 30, 2022, compared to $1.8 million for the same period of 2021. The decrease was the result of a grant received in the prior year period related to the CDFI Rapid Response Program, which was created in 2021 by the U.S. Department of the Treasury to provide capital for CDFI designated banks to respond to the economic challenges created by the COVID-19 pandemic.

Noninterest income was $36.7 million for the six months ended June 30, 2022, compared to $39.0 million for the same period of 2021, a decrease of $2.3 million, or 5.9%, primarily due to decreases in life insurance income of $3.4 million, or 73.1% and CDFI grants of $1.7 million, or 90.6%; partially offset by an increase in service charges on deposit accounts of $2.8 million, or 23.4%.

The following table presents the major components of noninterest income for six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$14,493	$11,742	$2,751	23.4%
Mortgage origination income	4,542	4,727	(185)	(3.9)%
Debit card interchange	5,176	5,244	(68)	(1.3)%
Income from fiduciary activities	4,050	3,666	384	10.5%
ATM income	3,056	3,243	(187)	(5.8)%
Brokerage and insurance fees and commissions	1,333	1,154	179	15.5%
Life insurance income	1,265	4,694	(3,429)	(73.1)%
CDFI grants	171	1,826	(1,655)	(90.6)%
Other income	2,610	2,718	(108)	(4.0)%
Total	$36,696	$39,014	$(2,318)	(5.9)%

Service charges on deposit accounts increased $2.8 million, or 23.4%, to $14.5 million for the six months ended June 30, 2022, compared to $11.7 million for the same period of 2021. The increase was the result of an increase in the number of deposit accounts held and a higher volume of transactions due to the FTC Merger.

Life insurance income decreased $3.4 million, or 73.1%, to $1.3 million for the six months ended June 30, 2022, compared to $4.7 million for the same period of 2021. The decrease is primarily related to death benefits paid in the prior year period on policies held by BancPlus.

CDFI grant income decreased $1.7 million, or 90.6%, to $171,000 for the three months ended June 30, 2022, compared to $1.8 million for the same period of 2021. The decrease was the result of a grant received in the prior year period related to the CDFI Rapid Response Program as described above.

Noninterest Expense

Noninterest expense includes: (i) salaries and employee benefits expenses; (ii) net occupancy expenses; (iii) furniture, equipment, and data processing expenses; (iv) marketing and promotional expenses; (v) other real estate expenses and losses; (vi) professional fees; and (vii) other expenses.

Salaries and employee benefits expenses includes compensation, employee benefits and tax expenses for BancPlus’ personnel. Net occupancy expenses include depreciation expense on BancPlus’ owned properties, lease expense on its leased properties and other occupancy-related expenses. Furniture and equipment expenses include depreciation and maintenance and other expenses related to its furniture, fixtures and equipment. Data processing expenses include costs related to maintenance and monitoring of its systems and expenses paid to its third-party data processing system providers. Marketing and promotional expenses include costs for advertising, promotions and sponsorships. Other real estate expenses and losses include taxes, insurance, maintenance and other expenses related to BancPlus’ foreclosed properties. Professional fees include accounting and auditing, consulting and legal fees. Other expenses include expenses associated with Federal Deposit Insurance Corporation (“FDIC”) assessments, Mississippi Department of Banking and Consumer Finance (“MDBCF”) assessments, communications, travel, meals, training, supplies and postage. Noninterest expense generally increases as BancPlus grows its business. Noninterest expense has increased commensurate with our growth over the past few years as BancPlus has grown organically and through our previously disclosed merger with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus, with BancPlus surviving the merger (the “SCC Holding Company Merger”), and State Bank was merged with and into BankPlus, with BankPlus surviving the merger (together with the SCC Holding Company Merger, the “SCC Merger”), which closed on April 1, 2020, and the FTC Merger. Additionally, BancPlus has built out and modernized its operational infrastructure and implemented its plan to build an efficient, technology-driven banking operation with capacity for growth. BancPlus continues to focus efforts on supporting growth through sales efforts, product development, marketing and promotion, as well as investing in technology and its branch network, while also seeking to improve productivity and maintain appropriate cost structure and customer service levels.

For the three months ended June 30, 2022, noninterest expense totaled $51.0 million, an increase of $10.6 million, or 26.2%, from $40.4 million for the three months ended June 30, 2021, primarily due to increases in salaries and employee benefits expenses of $5.7 million, or 23.6% furniture, equipment and data processing expenses of $1.6 million, or 25.6%; other expenses of $1.3 million, or 29.2%; and net occupancy expenses of $1.1 million, or 27.8%.

The following table presents the major components of noninterest expense for the three months ended June 30, 2022 compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$29,805	$24,122	$5,683	23.6%
Net occupancy expenses	4,891	3,828	1,063	27.8%
Furniture, equipment and data processing expenses	7,670	6,108	1,562	25.6%
Marketing and promotional expenses	1,244	754	490	65.0%
Other real estate expenses and losses	310	278	32	11.5%
Professional fees	1,135	735	400	54.4%
Other expenses	5,960	4,613	1,347	29.2%
Total	$51,015	$40,438	$10,577	26.2%

Salaries and employee benefits expenses is the largest component of noninterest expense, representing 58.4% and 59.7% of total noninterest expense for the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022, salaries and employee benefits expense increased $5.7 million, or 23.6%, to $29.8 million, compared to $24.1 million for the three months ended June 30, 2021. The increase in salaries and employee benefits expense is primarily due the FTC Merger as well as to normal annual salary increases for employees.

Net occupancy expenses increased $1.1 million, or 27.8%, to $4.9 million for the three months ended June 30, 2022, compared to $3.8 million for the same period of 2021. The primary reason for the increase is increased depreciation and rent expense as a result of the FTC Merger.

Furniture, fixtures and data processing expenses increased $1.6 million, or 25.6%, to $7.7 million for the three months ended June 30, 2022, compared to $6.1 million for the same period of 2021. The increase is primarily due to increased data processing and equipment maintenance expenses in the current year period resulting from our recent core system upgrade as well as costs associated with conversion of FTC customers to our core system.

Other expenses increased $1.3 million, or 29.2%, to $6.0 million for the three months ended June 30, 2022, compared to $4.6 million for the same period of 2021. The increase is the primarily attributable to increases in FDIC assessments, amortization of intangible assets, and other expenses resulting from the FTC Merger.

For the six months ended June 30, 2022, noninterest expense totaled $99.1 million, an increase of $20.5 million, or 26.1%, from $78.6 million for the three months ended June 30, 2021, primarily due to increases in salaries and employee benefits expenses of $8.5 million, or 18.0%; professional fees of $4.5 million, or 352.0%; furniture, equipment and data processing expenses of $2.2 million, or 18.7%; net occupancy expenses of $1.8 million, or 25.6%; other expenses of $1.8 million, or 19.7%; and marketing and promotional expenses of $1.0 million, or 76.7%.

The following table presents the major components of noninterest expense for the six months ended June 30, 2022 compared to the three months ended June 30, 2021:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$55,650	$47,147	$8,503	18.0%
Net occupancy expenses	9,007	7,173	1,834	25.6%
Furniture, equipment and data processing expenses	14,286	12,040	2,246	18.7%
Marketing and promotional expenses	2,352	1,331	1,021	76.7%
Other real estate expenses and losses	1,043	452	591	130.8%
Professional fees	5,794	1,282	4,512	352.0%
Other expenses	10,953	9,150	1,803	19.7%
Total	$99,085	$78,575	$20,510	26.1%

Salaries and employee benefits expenses is the largest component of noninterest expense, representing 56.2% and 60.0% of total noninterest expense for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, salaries and employee benefits expense increased $8.5 million, or 18.0%, to $55.7 million, compared to $47.1 million for the six months ended June 30, 2022. The increase in salaries and employee benefits expense is primarily due the FTC Merger as well as to normal annual salary increases for employees and increased bonuses.

Net occupancy expenses increased $1.8 million, or 25.6%, to $9.0 million for the six months ended June 30, 2022, compared to $7.2 million for the same period of 2021. The primary reason for the increase is increased depreciation and rent expense as a result of the FTC Merger.

Furniture, fixtures and data processing expenses increased $2.2 million, or 18.7%, to $14.3 million for the six months ended June 30, 2022, compared to $12.0 million for the same period of 2021. The increase is primarily due to increased data processing and equipment maintenance expenses in the current year period resulting from our recent core system upgrade as well as costs associated with conversion of FTC customers to our core system.

Market and promotional expenses increased $1.0 million, or 76.7%, to $2.4 million for the six months ended June 30, 2022, compared to $1.3 million for the same period of 2021. The increase was primarily attributable to increased community sponsorship expense in the current year period.

Professional fees increased $4.5 million, or 352.0%, to $5.8 million for the six months ended June 30, 2022, compared to $1.3 million for the same period of 2021. The increase was primarily the result of advisory fees as well as increased legal and accounting expenses in connection with the FTC Merger.

Other expenses increased $1.8 million, or 19.7%, to $11.0 million for the six months ended June 30, 2022, compared to $9.2 million for the same period of 2021. The increase is the primarily attributable to increases in FDIC assessments, amortization of intangible assets, and other expenses resulting from the FTC Merger.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $4.2 million for the three months ended June 30, 2022, compared to $3.6 million for the same period of 2021, an increase of $652,000, or 18.3%. BancPlus’ effective tax rate for the three months ended June 30, 2022 was 20.7%, compared to 20.2% for the same period of 2021.

BancPlus recorded income tax expense of $7.0 million for the six months ended June 30, 2022, compared to $6.6 million for the same period of 2021, an increase $387,000, or 5.9%. BancPlus’ effective tax rate for the six months ended June 30, 2022 was 21.3%, compared to 17.4% for the same period of 2021.

The increase in the effective tax rate for the six months ended June 30, 2022 compared with the same period of 2021 was the result of the Company taking advantage of tax credits offered by Mississippi and non-taxable life insurance proceeds in the prior year period.

The increase in income tax expense for the three and six months ended June 30, 2022, compared to the same periods of 2021, was primarily the result of higher income before taxes in the current year.

Financial Condition

The following discussion compares BancPlus’ financial condition as of June 30, 2022 to December 31, 2021.

Assets

Total assets increased $1.38 billion, or 26.5%, to $6.57 billion at June 30, 2022 from total assets of $5.20 billion at December 31, 2021. Total cash and cash equivalents decreased $320.4 million, or 48.2%, to $343.7 million at June 30, 2022, compared to $664.2 million at December 31, 2021, primarily due to an increase in cash outflow for investments and loans made during the period. Total loans held for investment increased $1.54 billion, or 42.6%, to $5.16 billion at June 30, 2022, compared to $3.62 billion at December 31, 2021 as a result of the FTC Merger and organic loan growth. Investment securities increased $45.1 million, or 7.0%, from $648.3 million at December 31, 2021 to $693.4 million at June 30, 2022 as a result of securities acquired in the FTC Merger and excess liquidity.
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

As of June 30, 2022, 9.6% of BancPlus’ investment securities portfolio was classified as held to maturity and 90.4% was classified as available for sale. As of December 31, 2021, 11.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 88.9% was classified as available for sale. Securities available for sale increased $50.4 million, or 8.7%, from $576.6 million at December 31, 2021 to $627.0 million at June 30, 2022.

At June 30, 2022, U.S. government agency obligations represented 53.3%, mortgage-backed securities represented 17.5%, municipal securities represented 15.8%, corporate investments represented 6.7%, U.S. Treasuries represented 5.0% and asset-backed securities represented 1.7% of the investment securities portfolio. At December 31, 2021, U.S. government agency obligations represented 54.0%, mortgage-backed securities represented 19.1%, municipal securities represented 17.9%, corporate investments represented 6.9% and asset-backed securities represented 2.0% of the investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$66,359	9.57%	$71,648	11.05%
Total held-to-maturity	66,359	9.57%	71,648	11.05%

Available for Sale:
(At fair value)
U.S. Treasuries	34,729	5.01%	—	—%
U.S. Government agency obligations	369,394	53.27%	350,250	54.03%
Issued by states and political subdivisions	43,526	6.28%	44,684	6.89%
Mortgage-backed securities:
Residential	108,784	15.69%	109,787	16.94%
Commercial	12,867	1.86%	14,276	2.20%
Asset-backed securities	11,602	1.67%	13,107	2.02%
Corporate investments	46,125	6.65%	44,510	6.87%
Total available for sale	627,027	90.43%	576,614	88.95%

Total securities	$693,386	100.00%	$648,262	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using a tax rate of 21%.

	Maturity as of June 30, 2022
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$8,170	3.15%	$46,172	2.54%	$9,807	3.27%	$2,210	4.27%
Total held to maturity	8,170	3.15%	46,172	2.54%	9,807	3.27%	2,210	4.27%

Available for sale:
U.S. Treasuries	4,876	1.05%	29,854	1.36%	—	—%	—	—%
U.S. Government agency obligations	4,873	0.80%	282,205	0.74%	78,900	1.28%	3,416	2.03%
Issued by states and political subdivisions	2,467	2.85%	17,754	2.67%	18,074	3.24%	5,231	2.77%
Mortgage-backed securities:
Residential	—	—%	—	—%	6,878	2.18%	101,906	2.50%
Commercial	—	—%	4,741	1.55%	7,552	1.53%	575	2.50%
Asset-backed securities	—	—%	—	—%	—	—%	11,601	2.96%
Corporate investments	—	—%	464	2.75%	44,679	4.08%	981	4.50%
Total available for sale	12,216	1.31%	335,018	0.91%	156,083	2.36%	123,710	2.56%

Total securities	$20,386	2.05%	$381,190	1.11%	$165,890	2.41%	$125,920	2.59%

	Maturity as of December 31, 2021
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$9,286	3.00%	$44,803	2.77%	$15,349	2.41%	$2,210	4.27%
Total held to maturity	9,286	3.00%	44,803	2.77%	15,349	2.41%	2,210	4.27%

Available for sale:
U.S. Government agency obligations	5,006	2.60%	221,071	0.54%	120,049	1.20%	4,124	1.77%
Issued by states and political subdivisions	2,202	4.06%	15,110	2.63%	21,084	3.09%	6,288	3.24%
Mortgage-backed securities:
Residential	—	—%	—	—%	4,211	1.86%	105,576	2.42%
Commercial	—	—%	—	—%	13,512	1.54%	764	2.50%
Asset-backed securities	—	—%	—	—%	—	—%	13,107	1.83%
Corporate investments	4,004	2.13%	493	2.75%	38,953	4.12%	1,060	4.50%
Total available for sale	11,212	2.72%	236,674	0.68%	197,809	2.01%	130,919	2.40%

Total securities	$20,498	2.85%	$281,477	1.01%	$213,158	2.04%	$133,129	2.43%

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

Loan Portfolio

The following tables detail composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of June 30, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$1,236,278	23.96%	$774,699	21.41%
Construction and land development	834,809	16.18%	543,763	15.02%
Farmland	242,640	4.70%	211,503	5.84%
Other commercial	2,050,729	39.74%	1,396,085	38.58%
Total real estate	4,364,456	84.58%	2,926,050	80.85%
Commercial and industrial	592,810	11.49%	527,102	14.56%
Agricultural production and other loans to farmers	84,007	1.63%	86,520	2.39%
Consumer and other	118,433	2.30%	79,500	2.20%
Total loans, gross	5,159,706	100.00%	3,619,172	100.00%
Allowance for loan losses	(43,353)		(45,000)
Total loans, net	$5,116,353		$3,574,172

Our loan portfolio was comprised of 73.7% commercial loans and 26.3% consumer loans as of June 30, 2022, compared to 76.4% commercial loans and 23.6% consumer loans as of December 31, 2021. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.
As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At June 30, 2022, BancPlus’ loan portfolio included $341.3 million of loan participations purchased, or 6.61% of total loans, which includes $185.6 million of shared national credits. At December 31, 2021, BancPlus’ loan portfolio included $333.0 million of loan participations purchased, or 9.20% of total loans, which includes $177.5 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of June 30, 2022
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$101,072	$331,972	$502,340	$300,894	$1,236,278
Construction and land development	207,891	448,221	138,621	40,076	834,809
Farmland	24,013	120,881	76,937	20,809	242,640
Other commercial	143,014	1,015,202	642,712	249,801	2,050,729
Total real estate	475,990	1,916,276	1,360,610	611,580	4,364,456
Commercial and industrial	159,696	338,246	94,868	—	592,810
Agricultural production and other loans to farmers	30,976	51,089	1,942	—	84,007
Consumer and other loans	23,047	86,777	8,595	14	118,433
Total loans	$689,709	$2,392,388	$1,466,015	$611,594	$5,159,706

	As of December 31, 2021
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$105,854	$317,073	$340,436	$11,336	$774,699
Construction and land development	217,487	285,923	31,161	9,192	543,763
Farmland	38,671	104,034	61,553	7,245	211,503
Other commercial	172,914	878,887	299,853	44,431	1,396,085
Total real estate	534,926	1,585,917	733,003	72,204	2,926,050
Commercial and industrial	98,197	342,243	86,662	—	527,102
Agricultural production and other loans to farmers	49,748	36,214	558	—	86,520
Consumer and other loans	20,686	57,222	1,578	14	79,500
Total loans	$703,557	$2,021,596	$821,801	$72,218	$3,619,172

	As of June 30, 2022
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$989,554	$246,724	$1,236,278
Construction and land development	357,261	477,548	834,809
Farmland	165,772	76,868	242,640
Other commercial	1,493,690	557,039	2,050,729
Total real estate	3,006,277	1,358,179	4,364,456
Commercial and industrial	299,582	293,228	592,810
Agricultural production and other loans to farmers	46,631	37,376	84,007
Consumer and other loans	89,711	28,722	118,433
Total loans	$3,442,201	$1,717,505	$5,159,706

	As of December 31, 2021
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$644,842	$129,857	$774,699
Construction and land development	262,573	281,190	543,763
Farmland	154,154	57,349	211,503
Other commercial	1,157,465	238,620	1,396,085
Total real estate	2,219,034	707,016	2,926,050
Commercial and industrial	258,036	269,066	527,102
Agricultural production and other loans to farmers	58,206	28,314	86,520
Consumer and other loans	54,923	24,577	79,500
Total loans	$2,590,199	$1,028,973	$3,619,172

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At June 30, 2022, BancPlus had total off-balance sheet commitments of $1.636 billion.

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of June 30, 2022
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,223,660	$12,575	$43	$1,236,278
Construction and land development	832,645	2,164	—	834,809
Farmland	240,290	2,350	—	242,640
Other commercial	2,035,286	15,443	—	2,050,729
Total real estate	4,331,881	32,532	43	4,364,456
Commercial and industrial	577,509	14,047	1,254	592,810
Agricultural production and other loans to farmers	83,898	109	—	84,007
Consumer and other	118,330	103	—	118,433
Total	$5,111,618	$46,791	$1,297	$5,159,706

	As of December 31, 2021
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$763,116	$11,583	$—	$774,699
Construction and land development	541,670	2,093	—	543,763
Farmland	208,318	3,185	—	211,503
Other commercial	1,386,240	9,845	—	1,396,085
Total real estate	2,899,344	26,706	—	2,926,050
Commercial and industrial	503,603	23,496	3	527,102
Agricultural production and other loans to farmers	86,292	228	—	86,520
Consumer and other	79,176	306	18	79,500
Total	$3,568,415	$50,736	$21	$3,619,172

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and TDR loans that are accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans:
Real estate loans:
Residential properties	$2,878	$3,154
Construction and land development	40	51
Farmland	968	1,327
Other commercial	3,105	1,176
Total real estate	6,991	5,708
Commercial and industrial	1,625	20
Agricultural production and other loans to farmers	14	3
Consumer and other	26	166
Total nonaccrual loans	8,656	5,897

Troubled debt restructuring loans – accruing:
Real estate loans:
Residential properties	1,615	1,641
Construction and land development	574	1,558
Farmland	—	—
Other commercial	—	—
Total real estate	2,189	3,199
Commercial and industrial	—	381
Agricultural production and other loans to farmers	—	—
Consumer and other	—	—
Total troubled debt restructuring loans – accruing	2,189	3,580
Total nonperforming loans	10,845	9,477
Plus: foreclosed assets	6,462	5,815
Total nonperforming assets	$17,307	$15,292

Nonaccrual loans to total loans	0.17%	0.16%
Nonperforming loans to total loans	0.21%	0.26%
Nonperforming assets to total assets	0.26%	0.29%
Allowance for loan losses to nonaccrual loans	500.84%	763.10%
90+ days past due and accruing	$2,437	$2,914
Total troubled debt restructuring loans	$2,561	$3,746
Total nonperforming assets increased by $2.0 million, or 13.2%, from $15.3 million at December 31, 2021 to $17.3 million at June 30, 2022, primarily the result of nonperforming loans and foreclosed assets acquired in the FTC Merger.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. BancPlus maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing economic conditions. Loan charge-offs (i.e. loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. BancPlus’ officers analyze risk in the loan portfolio on an ongoing basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the second quarter of 2022, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of supply chain disruptions, labor shortages, the conflict in Ukraine, and the COVID-19 pandemic. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for loan losses.

The allowance for loan losses was $43.4 million and $45.0 million, and the allowance for loan losses as a percentage of loans was 0.84% and 1.24%, at June 30, 2022 and December 31, 2021, respectively. Net charge-offs (recoveries) totaled $2.1 million and $(78,000) for the six months ended June 30, 2022 and 2021, respectively. The variance is primarily the result of current year charge-offs on consumer and other commercial categories.

The allowance for loan losses decreased by $1.6 million, or 3.7%, to $43.4 million at June 30, 2022, from $45.0 million at December 31, 2021, primarily due to an increase in net charge-offs in the current period.

The following is a summary of the activity in the allowance for loan loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	June 30, 2022	June 30, 2021

Balance, beginning of period	$45,000	$36,000
Charge-offs:
Residential properties	780	176
Construction and land development	1	228
Farmland	120	4
Other commercial	319	397
Total real estate	1,220	805
Commercial and industrial	979	280
Agricultural production and other loans to farmers	1,871	1,446
Consumer and other	332	225
Total charge-offs	4,402	2,756
Recoveries:
Residential properties	109	281
Construction and land development	446	51
Farmland	11	288
Other commercial	97	313
Total real estate	663	933
Commercial and industrial	80	304
Agricultural production and other loans to farmers	1,302	1,413
Consumer and other	259	184
Total recoveries	2,304	2,834
Net charge-offs (recoveries)	2,098	(78)
Provision for loan losses	451	5,926
Balance, end of period	$43,353	$42,004

Total loans, end of period (including loans held for sale)	$5,174,463	$3,501,995
Average loans	4,489,556	3,444,876
Net charge-offs (annualized) to average loans	0.09%	—%
Allowance for loan losses to total loans	0.84%	1.20%
The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$671	$1,046,523	0.13%	$(105)	$744,655	(0.03)%
Construction and land development	(445)	686,572	(0.13)%	177	453,323	0.08%
Farmland	109	223,491	0.10%	(284)	206,211	(0.28)%
Other commercial	222	1,797,364	0.02%	84	1,258,719	0.01%
Commercial and industrial	899	562,025	0.32%	(24)	610,283	(0.01)%
Agricultural production and other loans to farmers	569	71,852	1.58%	33	83,874	0.08%
Consumer and other	73	91,834	0.16%	41	79,296	0.10%
Loans held for sale	—	9,895	—%	—	8,515	—%
Total	$2,098	$4,489,556	0.09%	$(78)	$3,444,876	—%

The following tables present a summary of the allocation of the allowance for loan losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$9,274	21.4%	$9,488	21.1%
Construction and land development	7,385	17.0%	6,463	14.4%
Farmland	1,763	4.1%	2,171	4.8%
Other commercial	18,809	43.4%	18,499	41.1%
Total real estate	37,231	85.9%	36,621	81.4%
Commercial and industrial	4,126	9.5%	6,556	14.6%
Agricultural production and other loans to farmers	716	1.7%	958	2.1%
Consumer and other	1,280	3.0%	865	1.9%
Total allowance for loan losses	$43,353	100.0%	$45,000	100.0%

Goodwill and Other Intangible Assets

Goodwill was $63.8 million and $2.6 million June 30, 2022 and December 31, 2021, respectively. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. The increase in goodwill is the result of the FTC Merger. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the SCC Merger and the FTC Merger. Total other intangible assets at June 30, 2022 and December 31, 2021 were $12.3 million and $5.1 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$1,707,538	0.00%	31.61%	$1,337,985	0.00%	30.13%
Interest bearing:
Transaction accounts	1,584,432	0.23%	29.33%	1,453,493	0.20%	32.74%
Money market and other savings accounts	1,328,864	0.13%	24.60%	996,420	0.09%	22.44%
Certificates of deposit	780,399	0.34%	14.45%	652,247	0.56%	14.69%
Total deposits	$5,401,233	0.15%	100.00%	$4,440,145	0.17%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $961.1 million, or 21.6%, to $5.40 billion at June 30, 2022 from $4.44 billion as of December 31, 2021 primarily resulted from the FTC Merger. At June 30, 2022 and December 31, 2021, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $1.40 billion and $802.9 million, respectively.

The following table shows the maturity of certificates of deposit as of June 30, 2022:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$22,823	$42,620	$65,443	$13,823
Over 3 months through 6 months	43,044	126,549	169,593	20,794
Over 6 months through 12 months	86,230	190,631	276,861	52,480
Over 12 months	75,630	231,209	306,839	29,880
Total certificates of deposit	$227,727	$591,009	$818,736	$116,977

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At June 30, 2022 and December 31, 2021, we had no short-term borrowings.

Advances from Federal Home Loan Bank (“FHLB”) and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At June 30, 2022 and December 31, 2021, BancPlus had $20.1 million and $20.5 million in FHLB borrowings, at a weighted average interest rate of 1.48% and 1.49%, respectively.

On February 25, 2022, the Company entered into a $20.0 million revolving line of credit with a correspondent bank. The line of credit is collateralized by 9,000 shares of BankPlus common stock. The line of credit bears interest at a floating rate of Wall Street Journal Prime with 3.25% interest rate floor. Interest only payments are due on a quarterly basis with the principal due at maturity on February 25, 2024. The balance outstanding on this revolving line of credit was zero at June 30, 2022 and December 31, 2021.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
2022	$35	$417
2023	25	25
2024	13	13
2025	13	13
2026	14	14
Thereafter	20,015	20,019
Total	$20,115	$20,501

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “Subordinated Notes”). The Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the Subordinated Notes in whole upon certain other events. The Subordinated Notes are not subject to redemption at the option of the holder. The Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at June 30, 2022 due to the remaining purchase premium of $683,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	June 30, 2022	December 31, 2021
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at June 30, 2022 due to the remaining purchase discount of $3.9 million, which was established upon the SCC Merger and is being amortized over the remaining life of the debentures.

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

Shareholders’ equity increased $294.8 million, or 75.5%, to $685.3 million at June 30, 2022 from $390.4 million at December 31, 2021, primarily due to the issuance of $250.0 million of preferred stock, $56.5 million of equity issued in the FTC Merger, net income of $25.8 million, partially offset by other comprehensive loss of $29.7 million and dividends paid of $8.9 million.

On June 22, 2022, the Company entered into a Letter Agreement with the Treasury under ECIP. Pursuant to the Purchase Agreement, the Company agreed to issue and sell 250,000 shares of Preferred Stock for an aggregate purchase price of $250.0 million in cash. The Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

The Preferred Stock bears no dividend for the first two years following the issuance of the Preferred Stock. Thereafter, the annual dividend rate will be adjusted, not lower than 0.5% and not higher than 2.0%, based on our extension of credit for qualified lending as defined in the terms of the ECIP Interim Final Rule, Purchase Agreement and the Certificate of Designations (the “Certificate of Designations”) and the investment amount. After the tenth anniversary of the issuance of the Preferred Stock, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10 compared to the baseline qualified lending and the average investment amount. The dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15.

The Preferred Stock may be redeemed at the option of the Company on or after September 15, 2027 (or earlier in the event of loss of regulatory capital treatment), subject to the approval of the appropriate federal banking regulator and in accordance with the federal banking agencies’ regulatory capital regulations. The restrictions on redemption are set forth in the Certificate of Designations filed with the Mississippi Secretary of State for the purpose of amending its Articles of Incorporation to fix the designations, preferences, limitations and relative rights of the Preferred Stock as described in Item 5.03 of our Current Report on Form 8-K filed with the SEC on June 23, 2022.

In the Purchase Agreement, the Company also agreed to, upon the future written request of the Treasury, comply with the terms of a Registration Rights Agreement included as an annex to the Purchase Agreement and incorporated by reference therein (the “Registration Rights Agreement”), providing for certain registration rights of the Treasury. As long as the Company is not eligible to file on Form S-3, upon written request of the Treasury, the Company would be required to prepare and file a shelf registration statement covering the potential resale of the Preferred Stock as promptly as practicable. Once the Company is eligible to file on Form S-3, the Company agreed to prepare and file such shelf registration statement within 30 days. The Registration Rights Agreement also includes customary “piggyback” registration rights, suspension rights, indemnification, contribution, and assignment provisions.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	June 30, 2022	December 31, 2021
Cash and cash equivalents	$343,741	$664,165
Total securities	693,386	648,262
Less: pledged securities	(464,709)	(489,184)
Total primary liquidity	$572,418	$823,243
Ratio of primary liquidity to total deposits	10.1%	17.8%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	June 30, 2022	December 31, 2021
Net secured borrowing capacity with the FHLB	$1,889,933	$1,476,825
Net secured borrowing capacity with the Federal Reserve Bank	282,783	189,497
Unsecured borrowing capacity with correspondent lenders	243,000	223,000
Available capacity on revolving line of credit	$20,000	$—
Total secondary liquidity	$2,435,716	$1,889,322
Ratio of primary and secondary liquidity to total deposits	52.9%	58.7%

During the six months ended June 30, 2022, BancPlus’ primary liquidity decreased by $250.8 million to $572.4 million, compared to $823.2 million at December 31, 2021, primarily due to changes in cash and cash equivalents as a result of a net increase in loans as a result of the FTC Merger and organic loan growth, and a decrease in money market, negotiable orders of withdrawal, and savings deposits, partially offset by the increase in cash as a result of ECIP. Secondary liquidity increased by $546.4 million to $2.44 billion as of June 30, 2022 from $1.89 billion as of December 31, 2021. This increase was primarily due to an increase in BancPlus’ FHLB borrowing capacity due to the FTC Merger.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $5.46 billion and $4.45 billion and represented 96.1% and 96.3% of total deposits as of June 30, 2022 and December 31, 2021, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources. Although BancPlus’ policy allows the use of brokered deposits, BankPlus did not utilize this funding source during the 2022 and 2021 year to date periods.

BancPlus’ liquidity policy includes both policy limits and policy guidelines for measuring and monitoring liquidity. BancPlus’ policy measures include an Internal Liquidity Ratio, an Internal Liquidity Ratio adjusted for FHLB, an Internal Dependency Ratio adjusted for FHLB and a Maximum Available Funds to Total Assets Ratio. These ratios are calculated monthly. BancPlus also utilizes eleven liquidity guidelines that are reported quarterly. As of June 30, 2022 and December 31, 2021, BancPlus was in compliance with all of its established liquidity guidelines.

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

Due to state banking laws, BankPlus may not declare dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $12.6 million and $10.8 million for the year-to-date periods ended June 30, 2022 and June 30, 2021, respectively. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

As of June 30, 2022 and December 31, 2021, BancPlus and BankPlus met all applicable capital adequacy requirements and BankPlus was deemed “well capitalized.” As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes		Required to be Well Capitalized
As of June 30, 2022:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$391,892	7.02%	$391,002	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	693,031	12.41%	474,789	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	816,925	14.63%	586,504	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	693,031	10.83%	255,955	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$606,332	10.87%	$390,536	7.00%	$362,641	6.50%
Tier 1 Capital to Risk-Weighted Assets	606,332	10.87%	474,223	8.50%	446,327	8.00%
Total Capital to Risk-Weighted Assets	649,685	11.65%	585,804	10.50%	557,909	10.00%
Tier 1 Capital to Average Assets	606,332	9.49%	255,647	4.00%	319,559	5.00%

	Actual		Minimum For Capital Adequacy Purposes		Required to be Well Capitalized
As of December 31, 2021:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$382,736	9.40%	$285,078	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	433,754	10.65%	346,166	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	537,541	13.20%	427,617	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	433,754	8.46%	205,072	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$428,602	10.55%	$284,509	7.00%	$264,187	6.50%
Tier 1 Capital to Risk-Weighted Assets	428,602	10.55%	345,475	8.50%	325,153	8.00%
Total Capital to Risk-Weighted Assets	473,602	11.65%	426,763	10.50%	406,441	10.00%
Tier 1 Capital to Average Assets	428,602	8.37%	204,714	4.00%	255,893	5.00%

Contractual Obligations

Contractual obligations as of June 30, 2022, totaled $1.01 billion and were primarily comprised of deposits with maturities of $818.7 million, subordinated debentures of $133.4 million and operating lease obligations of $37.3 million. Contractual obligations due within the next twelve months were $512.0 million and were primarily related to time deposits with maturity dates. Contractual obligations due in more than 12 months were $497.6 million and were comprised of $306.8 million of time deposits with maturity dates and $133.4 million of subordinated debentures with maturities ranging from 2030 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

Recent Accounting Pronouncements

Accounting Standards Update 2016-13 (“ASU 2016-13”), “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 was originally effective for the Company for annual and interim periods beginning on January 1, 2021. Subsequently, FASB approved a deferral of the effective date. ASU 2016-13 will now be effective for the Company for annual and interim periods beginning on January 1, 2023. The Company has a cross functional team that is working with third-party vendors to build and validate a model that will run parallel with the Company’s current model prior to implementation of ASU 2016-13. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the Company adopts the new standard, but has not yet determined the magnitude of the one-time adjustment or the overall impact on the Company’s consolidated financial statements.

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

Accounting Standards Update 2022-02 (“ASU 2022-02”), “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” In March 2022, the FASB issued ASU 2022-02 which eliminates the TDR recognition and measurement guidance and instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. ASU 2022-02 also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. ASU 2022-02 is effective for the Company for annual and interim periods beginning on January 1, 2023. The Company is assessing ASU 2022-02 and its impact on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, previously filed with the SEC.

Recent Supervision and Regulation Developments

On June 21, 2022 the FDIC issued a proposed rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning in with the first quarterly assessment period of 2023. The proposed assessment rate schedules would remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds 2 percent. If the proposed rule is finalized as proposed, the FDIC insurance costs of insured depository institutions, including BankPlus, would generally increase.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information about our legal proceedings refer to Footnote 13 to our Condensed Notes to Consolidated Financial Statements for the quarter ended June 30, 2022 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q

In addition to the above, the Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

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
4.1
Specimen Certificate for BancPlus Corporation Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

4.2
Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

4.3
Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

10.1
Letter Agreement, dated June 22, 2022, between BancPlus Corporation and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

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

BancPlus Corporation

Date:	August 11, 2022	By:	/s/ William A. Ray
William A. Ray
President and Chief Executive Officer

Date:	August 11, 2022	By:	/s/ Karlen Turbeville
Karlen Turbeville
Senior Executive Vice President and Chief Financial Officer