Form 10-Q
period 2022-09-30
BANCPLUS CORP
filed 2022-11-10
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of November 4, 2022: 11,602,114

BANCPLUS CORPORATION
FORM 10-Q
For the Quarter Ended SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Cash and due from banks	$54,726	$55,603
Interest bearing deposits with banks	117,559	608,562
Total cash and cash equivalents	172,285	664,165
Securities available for sale	614,658	576,614
Securities held to maturity - fair value: $65,505 - 2022; $72,084 - 2021	65,889	71,648
Loans held for sale	4,199	10,621

Loans	5,549,768	3,619,172
Less: Allowance for loan losses	42,533	45,000
Net loans	5,507,235	3,574,172

Premises and equipment	122,590	101,965
Operating lease right-of-use assets	34,532	34,561
Accrued interest receivable	20,315	14,329
Goodwill	62,772	2,616
Other assets	176,758	145,587
	$6,781,233	$5,196,278

Liabilities:
Deposits	$5,594,217	$4,622,116
Advances from Federal Home Loan Bank and other borrowings	310,099	20,501
Subordinated debentures	133,430	111,509
Operating lease liabilities	36,061	35,793
Accrued interest payable	2,949	1,425
Other liabilities	21,407	14,515
Total liabilities	6,098,163	4,805,859

Redeemable common stock owned by the ESOP	93,352	100,487
Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value
250,000 and zero authorized, issued and outstanding at September 30, 2022 and December 31, 2021; aggregate liquidation preference of $250,000	250,000	—
Common Stock, par value $1.00 per share.
40,000,000 authorized at September 30, 2022 and December 31, 2021; 11,601,136 and 10,115,945 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	11,601	10,116
Unearned Employee Stock Ownership Plan compensation	—	(1,401)
Additional paid-in capital	121,350	67,380
Retained earnings	345,615	314,357
Accumulated other comprehensive loss, net	(45,496)	(33)
	683,070	390,419
Less: Redeemable common stock owned by the ESOP	(93,352)	(100,487)
Total shareholders' equity	589,718	289,932
	$6,781,233	$5,196,278
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Interest income:
Interest and fees on loans	$64,309	$43,835	$161,008	$129,066
Taxable securities	2,658	2,097	7,467	6,024
Tax-exempt securities	387	455	1,208	1,473
Interest bearing bank balances and other	463	242	1,171	493
Total interest income	67,817	46,629	170,854	137,056

Interest expense:
Deposits	3,066	1,746	7,105	5,873
Advances from Federal Home Loan Bank	1,093	78	1,246	233
Other borrowings	1,781	1,371	5,014	4,112
Total interest expense	5,940	3,195	13,365	10,218

Net interest income	61,877	43,434	157,489	126,838
Provision for loan losses	489	1,469	940	7,395
Net interest income after provision for loan losses	61,388	41,965	156,549	119,443

Other operating income:
Service charges on deposit accounts	8,203	7,484	22,696	19,226
Mortgage origination income	1,119	1,999	5,661	6,726
Debit card interchange	2,393	2,390	7,569	7,634
Other income	5,851	7,193	18,336	24,494
Total other operating income	17,566	19,066	54,262	58,080

Other operating expenses:
Salaries and employee benefits expenses	32,909	25,218	88,559	72,365
Net occupancy expenses	4,733	3,606	13,740	10,779
Furniture, equipment and data processing expenses	7,671	6,282	21,957	18,322
Other expenses	9,391	7,716	29,533	19,931
Total other operating expenses	54,704	42,822	153,789	121,397

Income before income taxes	24,250	18,209	57,022	56,126
Income tax expense	5,107	4,012	12,075	10,593
Net income	$19,143	$14,197	$44,947	$45,533

Earnings per common share - basic	$1.67	$1.43	$4.04	$4.58
Earnings per common share - diluted	$1.67	$1.41	$4.01	$4.53

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$19,143	$14,197	$44,947	$45,533
Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale	(20,975)	(2,340)	(60,537)	(4,698)
Tax effect	5,223	583	15,074	1,170
Total other comprehensive loss, net of tax	(15,752)	(1,757)	(45,463)	(3,528)
Comprehensive income (loss)	$3,391	$12,440	$(516)	$42,005
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

			Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Common Stock				Retained Earnings
	Shares	Amount

July 1, 2021	10,111,045	$10,111	$(1,957)	$66,152	$296,900	$5,104	$(87,794)	$288,516

Net income	—	—	—	—	14,197	—	—	14,197
Other comprehensive loss, net	—	—	—	—	—	(1,757)	—	(1,757)
Issuance of restricted stock	1,209	1	—	(1)	—	—	—	—
Stock based compensation	—	—	—	616	—	—	—	616
Net change fair value of ESOP shares	—	—	—	—	—	—	(8,829)	(8,829)
Common stock released by ESOP	—	—	348	—	—	—	—	348
Dividends paid ($0.38 per share)	—	—	—	—	(3,828)	—	—	(3,828)
September 30, 2021	10,112,254	$10,112	$(1,609)	$66,767	$307,269	$3,347	$(96,623)	$289,263

January 1, 2021	10,079,277	$10,079	$(2,650)	$67,742	$273,204	$6,875	$(74,278)	$280,972

Net income	—	—	—	—	45,533	—	—	45,533
Other comprehensive loss, net	—	—	—	—	—	(3,528)	—	(3,528)
Issuance of restricted stock	83,317	83	—	(83)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(4,477)	(4)	—	(225)	—	—	—	(229)
Purchase of Company stock	(45,863)	(46)	—	(2,387)	—	—	—	(2,433)
Stock based compensation	—	—	—	1,720	—	—	—	1,720
Net change fair value of ESOP shares	—	—	—	—	—	—	(22,345)	(22,345)
Common stock released by ESOP	—	—	1,041	—	—	—	—	1,041
Dividends paid ($1.14 per share)	—	—	—	—	(11,468)	—	—	(11,468)
September 30, 2021	10,112,254	$10,112	$(1,609)	$66,767	$307,269	$3,347	$(96,623)	$289,263

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)
(In Thousands, Except Share and Per Share Data)

					Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Preferred Stock		Common Stock				Retained Earnings
	Shares	Amount	Shares	Amount

July 1, 2022	250,000	$250,000	11,627,071	$11,627	$—	$122,132	$331,239	$(29,744)	$(97,799)	$587,455

Net income	—	—	—	—	—	—	19,143	—	—	19,143
Other comprehensive loss, net	—	—	—	—	—	—	—	(15,752)	—	(15,752)
Issuance of restricted stock	—	—	2,911	3	—	(3)	—	—	—	—
Purchase of Company stock	—	—	(28,846)	(29)	—	(1,824)	—	—	—	(1,853)
Stock based compensation	—	—	—	—	—	1,045	—	—	—	1,045
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	4,447	4,447
Dividends paid ($0.41 per share)	—	—	—	—	—	—	(4,767)	—	—	(4,767)
September 30, 2022	250,000	$250,000	11,601,136	$11,601	$—	$121,350	$345,615	$(45,496)	$(93,352)	$589,718

January 1, 2022	—	$—	10,115,945	$10,116	$(1,401)	$67,380	$314,357	$(33)	$(100,487)	$289,932

Net income	—	—	—	—	—	—	44,947	—	—	44,947
Issuance of preferred stock	250,000	250,000	—	—	—	—	—	—	—	250,000
Issuance of common stock for acquisition of First Trust Corporation	—	—	1,444,732	1,445	—	55,044	—	—	—	56,489
Other comprehensive loss, net	—	—	—	—	—	—	—	(45,463)	—	(45,463)
Issuance of restricted stock	—	—	98,679	99	—	(99)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(10,438)	(11)	—	(701)	—	—	—	(712)
Purchase of Company stock	—	—	(47,782)	(48)		(3,055)				(3,103)
Stock based compensation	—	—	—	—	—	2,781	—	—	—	2,781
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	7,135	7,135
Common stock released by ESOP	—	—	—	—	1,401	—	—	—	—	1,401
Dividends paid ($1.23 per share)	—	—	—	—	—	—	(13,689)	—	—	(13,689)
September 30, 2022	250,000	$250,000	11,601,136	$11,601	$—	$121,350	$345,615	$(45,496)	$(93,352)	$589,718

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income per consolidated statements of income	$44,947	$45,533
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	940	7,395
Depreciation and amortization	7,466	5,818
Net loss on sales of premises and equipment	278	279
Net (gain) loss on sales of other real estate owned	74	(169)
Write-downs of other real estate-owned	563	186
Deferred income tax expense	911	399
Federal Home Loan Bank stock dividends	(23)	(9)
Common stock released by ESOP	1,401	1,041
Stock based compensation expense	2,781	1,720
Origination of loans held for sale	(228,530)	(300,866)
Proceeds from loans held for sale	241,152	315,646
Earnings on bank-owned life insurance	(1,913)	(5,858)
Net change in:
Accrued interest receivable and other assets	(933)	5,849
Accrued interest payable and other liabilities	4,848	(2,163)
Net cash from operating activities	73,962	74,801

Cash flows from investing activities:
Purchases of securities available for sale	(115,927)	(317,600)
Maturities and calls of securities available for sale	48,856	81,015
Purchases of securities held to maturity	—	(19,103)
Maturities, prepayments and calls of securities held to maturity	5,678	34,318
Net increase in loans	(934,387)	(151,332)
Purchases of premises and equipment	(12,162)	(5,188)
Proceeds from sales of premises and equipment	—	31
Proceeds from sales of other real estate owned	4,418	4,672
Investment in unconsolidated entities	(30)	(96)
Distributions from unconsolidated entities	2,490	—
Purchase of bank-owned life insurance	—	(10,000)
Proceeds from bank-owned life insurance	—	5,987
Purchases or redemptions of Federal Home Loan Bank stock	(12,210)	(163)
Cash received in excess of cash paid for acquisition	165,974	—
Net cash used in investing activities	(847,300)	(377,459)

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$(18,413)	$168,926
Money market, negotiable order of withdrawal, and savings deposits	(89,991)	265,081
Certificates of deposit	(132,207)	(56,950)
Proceeds from Federal Home Loan Bank advances	1,392,000	—
Payments on Federal Home Loan Bank advances	(1,102,402)	(120)
Proceeds from issuance of preferred stock	250,000	—
Proceeds from other borrowings	20,000	—
Payments on other borrowings	(20,000)	(2,625)
Payment of debt issuance costs on other borrowings	(25)	—
Cash dividends paid on common stock	(13,689)	(11,468)
Purchase of Company stock	(3,103)	(2,433)
Shares withheld to pay taxes on restricted stock vesting	(712)	(229)
Net cash from financing activities	281,458	360,182

Net change in cash and cash equivalents	(491,880)	57,524

Cash and cash equivalents at beginning of period	664,165	637,545

Cash and cash equivalents at end of period	$172,285	$695,069

Supplemental cash flow information:
Interest paid	$11,840	$10,280
Federal and state income tax payments	5,750	9,950
Acquisition of real estate in non-cash foreclosures	1,374	4,924
Fair value of assets acquired net of liabilities assumed	59,572	—

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
Recently Issued But Not Yet Effective Accounting Standards
Accounting Standards Update 2016-13 (“ASU 2016-13”), “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 was originally effective for the Company for annual and interim periods beginning on January 1, 2021. Subsequently, FASB approved a deferral of the effective date. ASU 2016-13 will now be effective for the Company for annual and interim periods beginning on January 1, 2023. The Company has a cross functional team that has been working with third-party vendors to build and validate a CECL model which has been running parallel with the Company’s current model while validation of the model is completed. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the Company adopts the new standard, but has not yet determined the magnitude of the one-time adjustment or the overall impact on the Company’s consolidated financial statements.

Accounting Standards Update 2020-04 (“ASU 2020-04”), “Reference Rate Reform - Topic 848.” In March 2020, the FASB issued ASU 2020-04, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications, hedge accounting, and other transactions affected that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 is effective upon issuance and can be applied through December

31, 2022. The Company does not expect ASU 2020-04 to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update 2022-02 (“ASU 2022-02”), “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” In March 2022, the FASB issued ASU 2022-02 which eliminates the TDR recognition and measurement guidance and instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. ASU 2022-02 also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. ASU 2022-02 is effective for the Company for annual and interim periods beginning on January 1, 2023. Implementation of ASU 2022-02 is not expected to materially impact the Company’s consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2022	2021	2022	2021
Net income	$19,143	$14,197	$44,947	$45,533

Weighted average common shares outstanding	11,437	9,934	11,120	9,936
Diluted effect of unallocated stock	—	75	6	44
Diluted effect of stock-based awards	32	41	73	61
Diluted common shares	11,469	10,050	11,199	10,041

Basic earnings per common share	$1.67	$1.43	$4.04	$4.58
Diluted earnings per common share	$1.67	$1.41	$4.01	$4.53

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

During the three and nine months ended September 30, 2022, the Company incurred approximately $2.9 million and $8.4 million of acquisition expenses in connection with the FTC Merger, respectively. These expenses are recorded in other expenses in the Company’s Consolidated Statement of Income for the three and nine months ended September 30, 2022.

The excess cost paid over the fair value of net assets acquired was recorded as goodwill during 2022. Goodwill, which reflects an enhanced presence in the Louisiana and Southern Mississippi market areas and expansion into the Florida panhandle market as well as synergies expected as a result of the combined operations, is not deductible for tax purposes.

The following table reflects the consideration paid and the preliminary fair value allocation of assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Purchase price allocation:
Common stock issued		$56,489
Cash paid		63,239
Total purchase price		$119,728
Assets acquired:
Cash and due from banks	$229,213
Securities	33,407
Loans held for sale	6,200
Loans, net	1,000,382
Premises and equipment	15,152
Accrued interest receivable	1,441
Core deposit intangible	7,825
Other assets	4,584
Total assets acquired	$1,298,204
Liabilities assumed:
Deposits	$1,212,712
Subordinated debentures	21,733
Other liabilities	4,187
Total liabilities assumed	$1,238,632
Net assets acquired		59,572
Goodwill		$60,156

In connection with the FTC Merger, the Company recorded a $7.8 million core deposit intangible, which will be amortized over 10 years. The Company also acquired loans with a fair value of $1.000 billion. The fair value of acquired loans at the time of acquisition is recorded as a premium or discount to the unpaid balance of each acquired loan. The net premium or discount is accreted or amortized into interest income over the remaining life of the loan. The Company recorded a net discount of $6.6 million on the acquired FTC loans, which included a credit mark discount of $15.7 million. Purchase credit impaired loans were insignificant. In the third quarter of 2022, the Company increased the fair value of other real estate and deferred tax assets resulting in a corresponding decrease to goodwill of $1.1 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net interest income	$62,029	$55,280	$165,082	$161,007
Other operating income	17,443	20,544	55,494	63,624
Net income available to common shareholders	19,268	18,514	47,576	57,363
Earnings per common share:
Basic	$1.68	$1.63	$4.16	$5.04
Diluted	1.68	1.61	4.13	4.99
Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2022:
U.S. Treasuries	$35,741	$—	$1,390	$34,351
U.S. Government agency obligations	405,428	140	37,885	367,683
Residential mortgage-backed securities	109,693	15	11,887	97,821
Commercial mortgage-backed securities	13,846	—	1,808	12,038
Asset-backed securities	11,094	137	144	11,087
Corporate investments	49,000	—	4,091	44,909
State and political subdivisions	50,437	2	3,670	46,769
Total available for sale	$675,239	$294	$60,875	$614,658

December 31, 2021:
U.S. Government agency obligations	$354,774	$256	$4,780	$350,250
Residential mortgage-backed securities	107,772	2,312	297	109,787
Commercial mortgage-backed securities	14,286	41	51	14,276
Asset backed securities	12,730	421	44	13,107
Corporate investments	43,500	1,138	128	44,510
State and political subdivisions	43,596	1,200	112	44,684
Total available for sale	$576,658	$5,368	$5,412	$576,614
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2022:
States and political subdivisions	$65,889	$—	$384	$65,505
Total held to maturity	$65,889	$—	$384	$65,505

December 31, 2021:
States and political subdivisions	$71,648	$436	$—	$72,084
Total held to maturity	$71,648	$436	$—	$72,084
All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies.
Provided below is a summary of investment securities that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
September 30, 2022:
Available for sale:
U.S. Treasuries	$34,351	$1,390	$—	$—	34,351	$1,390
U.S. Government agencies	149,098	13,997	214,034	23,888	363,132	37,885
Residential mortgage-backed securities	86,999	9,799	8,740	2,088	95,739	11,887
Commercial mortgage-backed securities	9,412	1,266	2,626	542	12,038	1,808
Asset backed securities	1,909	75	1,831	69	3,740	144
Corporate investments	40,379	3,622	4,530	469	44,909	4,091
States and political subdivisions	40,406	2,939	4,542	731	44,948	3,670
	$362,554	$33,088	$236,303	$27,787	598,857	$60,875

Held to maturity:
States and political subdivisions	$9,758	$384	$—	$—	9,758	$384
	$9,758	$384	$—	$—	9,758	$384

December 31, 2021:
Available for sale:
U.S. Government agencies	$314,614	$4,780	$—	$—	314,614	$4,780
Residential mortgage-backed securities	15,216	297	—	—	15,216	297
Commercial mortgage-backed securities	8,376	51	—	—	8,376	51
Asset backed securities	2,272	8	2,192	36	4,464	44
Corporate investments	11,372	128	—	—	11,372	128
States and political subdivisions	6,117	112	—	—	6,117	112
	$357,967	$5,376	$2,192	$36	360,159	$5,412
The number of debt securities in an unrealized loss position increased from 82 at December 31, 2021 to 344 at September 30, 2022. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be impaired on an other-than-temporary basis at September 30, 2022.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
September 30, 2022:
One year or less	$34,491	$33,739	$7,868	$7,851
After one through five years	363,116	334,048	47,439	47,155
After five through ten years	153,343	134,894	8,372	8,289
After ten years	124,289	111,977	2,210	2,210
	$675,239	$614,658	$65,889	$65,505

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
September 30, 2022	$436,693	$393,434	$35,755	$35,433

December 31, 2021	$451,402	$450,480	$38,704	$39,102
Note 5: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	September 30, 2022	December 31, 2021
Secured by real estate:
Residential properties	$1,311,672	$774,699
Construction and land development	945,639	543,763
Farmland	273,575	211,503
Other commercial	2,145,785	1,396,085
Total real estate	4,676,671	2,926,050
Commercial and industrial loans	664,439	527,102
Agricultural production and other loans to farmers	90,647	86,520
Consumer and other loans	118,011	79,500
Total loans before allowance for loan losses	$5,549,768	$3,619,172
Loans are stated at the amount of unpaid principal net of discounts and premiums on acquired loans, before allowance for loan losses. Interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding.
Loan Origination/Risk Management/Credit Concentration – The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company’s Board of Directors reviews and approves these policies and procedures on a regular basis. Although the Company has a diversified loan portfolio, the Company has concentrations of credit risks related to the real estate market, including residential, commercial, and construction and land development lending. Most of the Company’s lending activity occurs within Mississippi, Louisiana, Alabama, and Florida.
The risk characteristics of the Company’s material portfolio segments are as follows:

Residential Real Estate Loans – The residential real estate loan portfolio consists of residential loans for single and multifamily properties. Residential loans are generally secured by owner occupied 1-4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers and can be impacted by economic conditions within their market area. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
Commercial Real Estate Loans – Commercial real estate loans include construction and land development loans, loans secured by farmland and other commercial real estate loans.
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
Commercial and Industrial Loans – The commercial and industrial loan portfolio consists of loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchase or other expansion projects. Commercial loan underwriting standards are designed to promote relationship banking rather than transactional banking and are underwritten based on the borrower’s expected ability to profitably operate its business. The cash flows of borrowers, however, may not be as expected and collateral securing these loans may fluctuate in value. Most commercial loans are secured by assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. In the case of loans secured by accounts receivable, the availability of funds for repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
Consumer and Other Loans – The consumer and other loan portfolio consists of various term and line of credit loans such as automobile loans and loans for other personal purposes.  Repayment for these types of loans will come from a borrower’s income sources that are typically independent of the loan purpose.  Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Company’s market area) and the creditworthiness of a borrower.
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
The following table presents the recorded investment in nonaccrual loans, segregated by class.

(In thousands)	September 30, 2022	December 31, 2021
Secured by real estate:
Residential properties	$2,902	$3,154
Construction and land development	30	51
Farmland	960	1,327
Other commercial	1,502	1,176
Total real estate	5,394	5,708
Commercial and industrial loans	759	20
Agricultural production and other loans to farmers	—	3
Consumer and other loans	26	166
Total nonaccrual loans	$6,179	$5,897

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
September 30, 2022
Secured by real estate:
Residential properties	$6,833	$1,674	$8,507	$1,303,165	$1,311,672	$829
Construction and land development	194	66	260	945,379	945,639	66
Farmland	313	1,039	1,352	272,223	273,575	75
Other commercial	819	916	1,735	2,144,050	2,145,785	287
Total real estate	8,159	3,695	11,854	4,664,817	4,676,671	1,257
Commercial and industrial loans	1,444	174	1,618	662,821	664,439	107
Agricultural production and other loans to farmers	181	168	349	90,298	90,647	168
Consumer loans	909	52	961	117,050	118,011	26
Total	$10,693	$4,089	$14,782	$5,534,986	$5,549,768	$1,558

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
December 31, 2021
Secured by real estate:
Residential properties	$4,537	$2,032	$6,569	$768,130	$774,699	$865
Construction and land development	367	1,085	1,452	542,311	543,763	1,085
Farmland	600	425	1,025	210,478	211,503	30
Other commercial	1,589	1,118	2,707	1,393,378	1,396,085	212
Total real estate	7,093	4,660	11,753	2,914,297	2,926,050	2,192
Commercial and industrial loans	824	623	1,447	525,655	527,102	606
Agricultural production and other loans to farmers	311	32	343	86,177	86,520	32
Consumer loans	374	250	624	78,876	79,500	84
Total	$8,602	$5,565	$14,167	$3,605,005	$3,619,172	$2,914
Impaired Loans – Impaired loans include nonperforming loans, loans modified in troubled debt restructurings (“TDRs”) where concessions have been granted to borrowers experiencing financial difficulties, and certain other loans identified by management.

Certain other loans identified by management consist of performing loans with specific allocations of the allowance for loan loss. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

Impaired loans, segregated by class were as follows:

	September 30, 2022
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$7,255	$4,752	$—
Construction and land development	2,273	908	—
Farmland	1,387	969	—
Other commercial	8,372	7,250	—
Total real estate	19,287	13,879	—
Commercial and industrial	15,173	11,710	—
Agricultural production and other loans to farmers	36	—	—
Consumer and other loans	276	53	—
Total	$34,772	$25,642	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$800	$800	$7
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	—	—	—
Total real estate	800	800	7
Commercial and industrial	—	—	—
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	800	800	7
Total impaired loans	$35,572	$26,442	$7

(1) Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge offs and payments applied.

	December 31, 2021
	Principal	Recorded	Related
(In thousands)	Balance	Balance (1)	Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$7,667	$5,034	$—
Construction and land development	3,615	1,649	—
Farmland	3,413	2,859	—
Other commercial	2,671	1,300	—
Total real estate	17,366	10,842	—
Commercial and industrial	17,528	17,300	—
Agricultural production and other loans to farmers	105	15	—
Consumer and other loans	249	166	—
Total	$35,248	$28,323	$—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	$813	$813	$9
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	1,906	1,906	304
Total real estate	2,719	2,719	313
Commercial and industrial	4,542	4,542	1,701
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total	7,261	7,261	2,014
Total impaired loans	$42,509	$35,584	$2,014

(1)Recorded balance represents the carrying value – the contractual principal obligation due from the customer less charge-offs and payments applied.

The average recorded investment and interest recognized for impaired loans for the nine months ended September 30, 2022 and 2021 are presented below.

	Three Months Ended September 30,
	2022		2021
	Average	Interest	Average	Interest
(In thousands)	Investment	Recognized	Investment	Recognized
Secured by real estate:
Residential properties	$5,034	$47	$6,123	$42
Construction and land development	881	22	1,139	23
Farmland	965	—	11,150	104
Other commercial	6,066	68	5,046	14
Total real estate	12,946	137	23,458	183
Commercial and industrial	12,165	282	21,728	281
Agricultural production and other loans to farmers	5	1	146	3
Consumer loans	45	—	210	—
Total	$25,161	$420	$45,542	$467

	Nine Months Ended September 30,
	2022		2021
	Average	Interest	Average	Interest
(In thousands)	Investment	Recognized	Investment	Recognized
Secured by real estate:
Residential properties	$5,274	$66	$6,489	$106
Construction and land development	1,221	77	2,107	80
Farmland	1,838	—	10,452	356
Other commercial	5,239	131	6,827	129
Total real estate	13,572	274	25,875	671
Commercial and industrial	14,936	506	20,076	753
Agricultural production and other loans to farmers	9	1	94	3
Consumer loans	64	—	191	—
Total	$28,581	$781	$46,236	$1,427
There were no modifications classified as TDRs for the nine months ended September 30, 2022 or 2021. Although there were additional modifications of terms on some loans, the prevailing modifications during the reported periods were related to converting the loans to interest only for a period of time, reductions in the interest rates, and/or extensions of payment dates or maturity dates. Because the majority of these loans were classified as impaired loans before restructuring, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The allowance for loan losses attributable to restructured loans was $7,000 and $139,000 at September 30, 2022 and December 31, 2021, respectively.

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
The following table summarizes the credit quality of the Company’s loan portfolio by loan class for the period indicated:

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
September 30, 2022
Secured by real estate:
Residential properties	$1,298,704	$26	$12,899	$43	$1,311,672
Construction and land development	939,982	4,107	1,550	—	945,639
Farmland	270,512	—	3,063	—	273,575
Other commercial	2,134,357	116	11,312	—	2,145,785
Total real estate	4,643,555	4,249	28,824	43	4,676,671
Commercial and industrial	651,158	—	13,274	7	664,439
Agricultural production and other loans to farmers	90,192	—	368	87	90,647
Consumer and other loans	117,798	—	213	—	118,011

Total	$5,502,703	$4,249	$42,679	$137	$5,549,768

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
December 31, 2021
Secured by real estate:
Residential properties	$763,116	$—	$11,583	$—	$774,699
Construction and land development	537,573	4,097	2,093	—	543,763
Farmland	208,318	—	3,185	—	211,503
Other commercial	1,386,240	—	9,845	—	1,396,085
Total real estate	2,895,247	4,097	26,706	—	2,926,050
Commercial and industrial	503,603	—	23,496	3	527,102
Agricultural production and other loans to farmers	86,292	—	228	—	86,520
Consumer and other loans	79,176	—	306	18	79,500

Total	$3,564,318	$4,097	$50,736	$21	$3,619,172
Transactions in the allowance for loan losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended September 30, 2022
Allowance for loan losses:
Beginning balance	$4,126	$27,957	$9,274	$1,996	$43,353
Provision for loan losses	1,331	(1,169)	193	134	489
Recoveries on loans	34	272	49	486	841
Loans charged off	(774)	(240)	(3)	(1,133)	(2,150)
Ending balance	$4,717	$26,820	$9,513	$1,483	$42,533

Nine Months Ended September 30, 2022
Allowance for loan losses:
Beginning balance	$6,556	$27,133	$9,488	$1,823	$45,000
Provision for loan losses	(200)	(459)	650	949	940
Recoveries on loans	114	826	158	2,047	3,145
Loans charged off	(1,753)	(680)	(783)	(3,336)	(6,552)
Ending balance	$4,717	$26,820	$9,513	$1,483	$42,533

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$—	$—	$7	$—	$7
Collectively evaluated for impairment	4,717	26,820	9,506	1,483	42,526
Ending balance	$4,717	$26,820	$9,513	$1,483	$42,533

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended September 30, 2021
Allowance for loan losses:
Beginning balance	$6,493	$23,051	$10,234	$2,226	$42,004
Provision for loan losses	(565)	616	352	1,066	1,469
Recoveries on loans	175	1,625	59	449	2,308
Loans charged off	(37)	(349)	(122)	(1,272)	(1,780)
Balance, end of year	$6,066	$24,943	$10,523	$2,469	$44,001

Nine Months Ended September 30, 2021
Allowance for loan losses:
Beginning balance	$6,337	$20,163	$7,900	$1,600	$36,000
Provision for loan losses	(433)	3,481	2,581	1,766	7,395
Recoveries on loans	479	2,277	340	2,046	5,142
Loans charged off	(317)	(978)	(298)	(2,943)	(4,536)
Ending balance	$6,066	$24,943	$10,523	$2,469	$44,001

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$991	$276	$9	$—	$1,276
Collectively evaluated for impairment	5,075	24,667	10,514	2,469	42,725
Ending balance	$6,066	$24,943	$10,523	$2,469	$44,001

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
September 30, 2022
Individually evaluated for impairment	$10,952	$4,811	$1,603	$—	$17,366
Collectively evaluated for impairment	653,487	3,360,188	1,310,069	208,658	5,532,402
Ending balance	$664,439	$3,364,999	$1,311,672	$208,658	$5,549,768

December 31, 2021
Individually evaluated for impairment	$21,822	$3,434	$1,640	$166	$27,062
Collectively evaluated for impairment	505,280	2,147,917	773,059	165,854	3,592,110
Ending balance	$527,102	$2,151,351	$774,699	$166,020	$3,619,172

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

In 2019, the federal bank regulatory agencies finalized a rule that simplifies capital requirements for qualifying community banks by providing an option to use a simple leverage ratio to measure capital adequacy and to not calculate risk-based capital ratios. A qualifying community bank has less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9.0% percent. The community bank leverage ratio (“CBLR”) framework was effective on January 1, 2020, and the Company and the Bank elected to adopt the optional CBLR framework in the third quarter of 2022, as an alternative to the Basel III risk-based capital framework. Management believes as of September 30, 2022 and December 31, 2021, the Company and the Bank met the minimum leverage ratio or capital requirements to which they are subject.

The Bank is also subject to capital requirements under the prompt corrective action regime. As of September 30, 2022, the Bank maintained each of the capital ratios required to be categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. For the period ended September 30, 2022, the Company and the Bank elected to adopt the CBLR framework, which provides for the Company and the Bank to be categorized as well capitalized based on a single capital ratio, the CBLR. Prior to the adoption of the CBLR framework, including at December 31, 2021, the Bank was required to maintain certain ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets to be categorized as well capitalized. There are no conditions or events since September 30, 2022 that management believes have changed the Bank’s category. The amounts of the Bank’s capital relative to the standards for well capitalized status are set forth in the following table.
At December 31, 2021, the Company’s and the Bank’s CET1 capital includes total common equity reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. In connection with the adoption of Basel III, the Company elected to opt out of the requirement to include most components of accumulated other comprehensive income (loss) in CET1 capital.
Tier 1 capital includes CET1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2021 included $51.0 million of trust preferred securities issued by the trusts (net of investment in the trusts). The Bank did not have any additional Tier 1 capital beyond CET1 capital as of December 31, 2021.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. In addition, Tier 2 capital at December 31, 2021 for the Company includes $58.8 million of subordinated debentures. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

The following table presents actual and required capital ratios for the Company and the Bank.

	Actual		Minimum Requirement to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2022:
Company:
Community Bank Leverage Ratio	708,028	10.69%	595,970	9.00%

Bank:
Community Bank Leverage Ratio	622,789	9.41%	595,436	9.00%

	Actual		Minimum Requirement		Required to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2021:
Company:
CET1 Capital to Risk-Weighted Assets	$382,736	9.40%	$285,078	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	433,754	10.65%	346,166	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	537,541	13.20%	427,617	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	433,754	8.46%	205,072	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$428,602	10.55%	$284,509	7.00%	$264,187	6.50%
Tier 1 Capital to Risk-Weighted Assets	428,602	10.55%	345,475	8.50%	325,153	8.00%
Total Capital to Risk-Weighted Assets	473,602	11.65%	426,763	10.50%	406,441	10.00%
Tier 1 Capital to Average Assets	428,602	8.37%	204,714	4.00%	255,893	5.00%
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

Securities – The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of September 30, 2022 or December 31, 2021. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
Impaired loans – Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment on a non-recurring basis. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s effective interest rate or the fair value of the collateral net of selling costs if the loan is collateral dependent. Impaired loans are primarily collateral dependent loans and are assessed using a fair value approach. Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised. Appraisals are based on certain assumptions, which may include construction or development status and the highest and best use of the property. The appraisals are reviewed by the Company’s appraisal department to ensure they are acceptable. Impaired loans are classified within Level 3 of the fair value hierarchy. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.
Other Real Estate Owned – Other real estate owned is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated cost to sell. Fair value estimates begin with obtaining a current independent appraisal or internal evaluation of the collateral value. Subsequent to foreclosure, valuations are performed periodically by the Company’s appraisal department and any subsequent reduction in value is recognized by a charge to income.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
September 30, 2022
U.S. Treasuries	$34,351	$—	$34,351	$—
U.S. Government agency obligations	367,683	—	367,683	—
Residential mortgage-backed securities	97,821	—	97,821	—
Commercial mortgage-backed securities	12,038	—	12,038	—
Asset-backed securities	11,087	—	11,087	—
Corporate investments	44,909	—	44,909	—
State and political subdivisions	46,769	—	46,769	—
Total securities available for sale	$614,658	$—	$614,658	$—

December 31, 2021
U.S. Government agency obligations	$350,250	$—	$350,250	$—
Residential mortgage-backed securities	109,787	—	109,787	—
Commercial mortgage-backed securities	14,276	—	14,276	—
Asset backed securities	13,107	—	13,107	—
Corporate investments	44,510	—	44,510	—
State and political subdivisions	44,684	—	44,684	—
Total securities available for sale	$576,614	$—	$576,614	$—
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses:
September 30, 2022	$26,435	$—	$—	$26,435
December 31, 2021	$33,570	$—	$—	$33,570

Other real estate owned:
September 30, 2022	$4,850	$—	$—	$4,850
December 31, 2021	$5,815	$—	$—	$5,815
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
September 30, 2022
Impaired loans, net of specific allowance	$26,435	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$4,850	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2021
Impaired loans, net of specific allowance	$33,570	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$5,815	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%
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

The following table presents estimated fair values of the Company’s financial instruments not previously disclosed:

	September 30, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$172,285	$172,285	$664,165	$664,165

Level 2 inputs:
Securities held to maturity	65,889	65,505	71,648	72,084
FHLB stock	16,759	16,759	2,731	2,731
Accrued interest receivable	20,315	20,315	14,329	14,329
Level 3 inputs:
Loans held for sale	4,199	4,199	10,621	10,621
Loans, net	5,507,235	5,457,342	3,574,172	3,548,595

Financial liabilities:
Level 2 inputs:
Deposits	5,594,217	5,050,544	4,622,116	4,493,657
FHLB and other borrowings	310,099	310,205	20,501	21,024
Subordinated debentures	133,430	139,267	111,509	111,509
Accrued interest payable	2,949	2,949	1,425	1,425

Note 9: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s Consolidated Balance Sheets and will be amortized over the life of the Notes. At September 30, 2022 and December 31, 2021, the remaining unamortized balance of these issuance costs was $1.1 million and $1.2 million, respectively. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “Subordinated Notes”). The Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the Subordinated Notes in whole upon certain other events. The Subordinated Notes are not subject to redemption at the option of the holder. The Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at September 30, 2022 due to the remaining purchase premium of $633,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	September 30, 2022	December 31, 2021
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at September 30, 2022 due to the remaining purchase discount of $3.8 million, which was established upon the merger with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, and is being amortized over the remaining life of the debentures.

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
The ESOP owned 1,452,950 and 1,500,732 shares of the Company's common stock at September 30, 2022 and December 31, 2021, respectively. The ESOP entered into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock that were sold by participants in accordance with diversification provisions of the ESOP. A total of 176,786 shares were repurchased through 2011, an additional 77,000 shares were repurchased under this program in 2012, and 27,594 shares were repurchased under this program in 2019. These unallocated shares were released to participants proportionately as the loans were repaid. Dividends on allocated shares were recorded as dividends and charged to retained earnings. Dividends on unallocated shares that were used to repay the loan were treated as compensation expense. As of September 30, 2022, the ESOP had zero outstanding loans with the Company.

The following table presents information related to the Company’s ESOP-owned shares.

(In thousands, except share data)	September 30, 2022	December 31, 2021
Allocated shares	1,452,950	1,472,334
Unearned shares	—	28,398
Total ESOP shares	1,452,950	1,500,732

Fair value of unearned shares	$—	$1,938

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of allocated shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the Consolidated Statements of Shareholders’ Equity. The fair value of allocated shares held by the ESOP at September 30, 2022 was $93.4 million, based on the Company’s previously disclosed appraised value of $64.25 per share of common stock. The fair value at December 31, 2021 was $100.5 million, based on the Company’s previously disclosed appraised value of $68.25 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.
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
Stock based compensation that has been charged against income was $2.8 million for the nine months ended September 30, 2022 and $1.7 million for same period of 2021. There were zero and 1,830 shares forfeited during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $9.6 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 3.0 years.
A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Nine Months Ended
	September 30, 2022		September 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	144,572	$51.56	91,109	$50.60
Granted	98,679	68.13	85,147	51.59
Vested	(55,397)	53.38	(33,545)	52.03
Forfeited	—	—	(1,830)	49.46
End of period	187,854	$58.73	140,881	$50.88

Note 13: Contingencies

On March 20, 2019, a complaint (the “Complaint”), Mills v. BankPlus, et al., Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as Court-appointed Receiver for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”), naming the Bank, three former Bank employees, one then-current BankPlus employee and other defendants, including defendants affiliated and unaffiliated with BankPlus (“Defendants”). The Complaint seeks to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber. A brief description of the cause of action on the cover sheet filed with the Complaint includes securities, civil conspiracy, aiding and abetting, negligence, and other possible causes of action. The amount of damages (including punitive damages) requested against the Defendants in the Complaint is unspecified. On January 4, 2021, the plaintiff, Mills, filed an Amended Complaint. Answers and/or Motions to Dismiss the Amended complaint were filed by the Defendants. On July 8, 2021, the Court denied the Motion to Dismiss filed by BankPlus. A related motion for reconsideration was filed by BankPlus on August 9, 2021. On September 30, 2021, an order was entered to consolidate for purposes of discovery this case (No. 3:19-cv-00196-CWR-FKB) with three other related cases filed by Mills, the Receiver. A Case Management Order (No.: 3:22-cv-36-CWRFKB) was entered on January 31, 2022 for the sole purpose of managing consolidated discovery in the four related cases. Phase one written discovery is still underway. Phases two and three discovery, allowing depositions, will begin at a future date pursuant to a subsequent court order.

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
•systems failures, unauthorized access, cyber-crime and other threats to data security or interruptions involving our information technology and telecommunications systems or third-party servicers;
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
•natural disasters, climate change and adverse weather, public health crises, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the annual period ended December 31, 2021, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 3022 and in this Quarterly Report on Form 10-Q.
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 and in this Quarterly Report on Form 10-Q. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Its wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of September 30, 2022, we operated 94 branch offices across Mississippi, Louisiana, Alabama and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of September 30, 2022, BancPlus held $5.594 billion of total deposits, and our deposit base consisted of 96.3% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 0.17%. Our loan portfolio was comprised of 74.2% commercial loans and 25.8% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2022, and we believe we are well-positioned for future growth.
September 30, 2022 Highlights

•Net income for the nine months ended September 30, 2022 was $44.9 million, compared with $45.5 million for the same period of 2021
•Diluted earnings per share for the nine months ended September 30, 2022 were $4.01, compared with $4.53 for the same period of 2021
•Net interest income was $157.5 million for the nine months ended September 30, 2022, compared with $126.8 million for the same period of 2021
•Total loans held for investment were $5.550 billion at September 30, 2022, compared with $3.619 billion at December 31, 2021
Recent Developments

Recent developments at September 30, 2022 did not significantly change from the recent developments as of December 31, 2021, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, and as of March 31, 2022 and June 30, 2022, which are disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

Results of Operations
The following discussion of BancPlus’ results of operations compares the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or for any other period.
Net Income

Net income for the three months ended September 30, 2022 and 2021 was $19.1 million and $14.2 million, respectively. BancPlus’ annualized return on average assets for the three months ended September 30, 2022 and 2021 was 1.14% and 1.11%, respectively. BancPlus’ annualized return on average equity for the three months ended September 30, 2022 and 2021 was 10.93% and 14.67%, respectively.

The increase in net income for the three months ended September 30, 2022 compared to the same period of 2021 was the result of increased net interest income from our previously disclosed merger with FTC, in which BancPlus acquired FTC, the holding company of First Bank and Trust (“FBT”) by a statutory share exchange and FTC was merged with and into BancPlus, with BancPlus surviving the merger (the “FTC Holding Company Merger”), and FBT was merged with and into BankPlus, with BankPlus surviving the merger, effective March 1, 2022 (together with the FTC Holding Company Merger, the “FTC Merger”) as well as organic loan growth and the rising interest rate environment seen in recent months. The decrease in return on average equity for the three months ended September 30, 2022 compared to the same period of 2021 was the result of an increase in total equity as a result of the issuance of 250,000 shares of the Company’s preferred stock on June 22, 2022 pursuant to a Letter Agreement (including annexes thereto, collectively, the “Purchase Agreement”) with the U.S. Department of Treasury (the “Treasury”) under the Emergency Capital Investment Program (“ECIP”). For more information about the preferred stock issuance refer to Footnote 11 to our Condensed Notes to Consolidated Financial Statements for the quarter ended September 30, 2022 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net income for the nine months ended September 30, 2022 and 2021 was $44.9 million and $45.5 million, respectively. BancPlus’ annualized return on average assets for the nine months ended September 30, 2022 and 2021 was 0.96% and 1.22%, respectively. BancPlus’ annualized return on average equity for the nine months ended September 30, 2022 and 2021 was 11.49% and 16.36%, respectively.

The decrease in net income and return metrics for the current year to date period was primarily the result of decreased life insurance income resulting from death benefits paid in the prior year period and increased professional fees resulting from our previously disclosed merger with FTC partially offset by third quarter growth in net interest income.

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

For the three months ended September 30, 2022, net interest income was $61.9 million, an increase of $18.4 million, or 42.5%, compared to net interest income of $43.4 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, net interest income was $157.5 million, an increase of $30.7 million, or 24.2%, compared to net interest income of $126.8 million for the nine months ended September 30, 2021. These increases in net interest income were primarily the result of increased interest-earning assets as a result of the FTC Merger and organic loan growth.

Net interest margin for the three months ended September 30, 2022 increased 32 basis points to 3.98% from 3.66% for the same period of 2021 as the result of the rising interest rate environment seen in recent months. Net interest margin for the nine months ended September 30, 2022 decreased 6 basis points to 3.59% from 3.65% for the same period of 2021 as the result of higher fair value amortization and fees from loans made under the Paycheck Protection Program in 2021.

Our year to date average interest-earning assets at September 30, 2022, increased $1.22 billion, or 26.28%, to $5.86 billion from $4.64 billion at September 30, 2021. BancPlus’ year to date average interest-bearing liabilities at September 30, 2022 increased $691.8 million, or 21.36%, to $3.93 billion from $3.24 billion at September 30, 2021. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to the FTC Merger and organic loan growth. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 149.0% and 143.2% at September 30, 2022 and 2021, respectively.
BancPlus’ average interest-earning assets produced a tax-equivalent yield of 4.36% and 3.89% for the three and nine months ended September 30, 2022, respectively, compared to 3.93% and 3.94% for the three and nine months ended September 30, 2021, respectively. The average rate paid on interest-bearing liabilities was 0.58% and 0.45% for the three and nine months ended September 30, 2022, respectively, compared to 0.39% and 0.42% for the three and nine months ended September 30, 2021, respectively. The year-over-year changes in yields reflects the low interest rate environment seen earlier in the year combined with the rising interest rate environment seen in recent months.
Average Balances and Yields
The following tables show, for the three and nine months ended September 30, 2022 and 2021, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$101,839	$421	1.65%	$596,624	$231	0.15%
Federal funds sold	—	—	—%	—	—	—%
	101,839	421	1.65%	596,624	231	0.15%
Investment securities:
Taxable investment securities	629,762	2,658	1.69%	549,569	2,097	1.53%
Tax-exempt investment securities	66,681	387	2.32%	79,118	455	2.30%
Total securities	696,443	3,045	1.75%	628,687	2,552	1.62%
Loans (1)	5,412,216	64,309	4.75%	3,517,978	43,835	4.98%
Federal Home Loan Bank (“FHLB”) stock	11,504	42	1.46%	3,576	11	1.23%
Total interest-earning assets	6,222,002	67,817	4.36%	4,746,865	46,629	3.93%
Noninterest-earning assets	432,668			329,425
Total assets	$6,654,670			$5,076,290

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,566,576	$1,645	0.42%	$1,468,126	$717	0.20%
Savings and money market deposits	1,419,280	700	0.20%	1,021,448	186	0.07%
Time deposits	799,445	721	0.36%	641,501	843	0.53%
Federal funds purchased	82	—	—%	—	—	—%
FHLB advances	162,344	1,093	2.69%	20,534	78	1.52%
Other borrowings	609	14	9.20%	11,223	110	3.92%
Subordinated debentures	133,387	1,767	5.30%	111,344	1,261	4.53%
Total interest-bearing liabilities	4,081,723	5,940	0.58%	3,274,176	3,195	0.39%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,819,151			1,364,915
Other noninterest-bearing liabilities	58,876			53,245
Total noninterest-bearing liabilities	1,878,027			1,418,160
Shareholders’ equity (6)	694,920			383,954
Total liabilities and shareholders’ equity	$6,654,670			$5,076,290
Net interest income/net interest margin (2)		61,877	3.98%		43,434	3.66%
Net interest spread (5)			3.78%			3.54%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		125			146
Net interest income/net interest margin (2)		$62,002	3.99%		$43,580	3.67%
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
(4)Yields and rates are annualized.
(5)Net interest spread is the yield on BancPlus’ total interest-earning assets less the yield on its interest-bearing liabilities.

(6)Includes Employee Stock Ownership-owned shares.

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$349,369	$1,117	0.43%	$559,746	$465	0.11%
Federal funds sold	—	—	—%	7,070	11	0.21%
	349,369	1,117	0.43%	566,816	476	0.11%
Investment securities:
Taxable investment securities	628,634	7,467	1.58%	511,923	6,024	1.57%
Tax-exempt investment securities	69,222	1,208	2.33%	84,939	1,473	2.31%
Total securities	697,856	8,675	1.66%	596,862	7,497	1.67%
Loans (1)	4,800,489	161,008	4.47%	3,469,520	129,066	4.96%
Federal Home Loan Bank (“FHLB”) stock	7,549	54	0.95%	3,509	17	0.65%
Total interest-earning assets	5,855,263	170,854	3.89%	4,636,707	137,056	3.94%
Noninterest-earning assets	398,041			333,231
Total assets	$6,253,304			$4,969,938

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,578,415	$3,474	0.29%	$1,452,965	$2,278	0.21%
Savings and money market deposits	1,359,333	1,589	0.16%	982,220	696	0.09%
Time deposits	786,818	2,042	0.35%	659,361	2,899	0.59%
Federal funds purchased	27	—	—%	—	—	—%
FHLB advances	68,352	1,246	2.43%	20,567	233	1.51%
Other borrowings	8,620	280	4.33%	12,087	352	3.88%
Subordinated debentures	128,638	4,734	4.91%	111,248	3,760	4.51%
Total interest-bearing liabilities	3,930,203	13,365	0.45%	3,238,448	10,218	0.42%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,745,151			1,306,105
Other noninterest-bearing liabilities	54,904			53,169
Total noninterest-bearing liabilities	1,800,055			1,359,274
Shareholders’ equity (6)	523,046			372,216
Total liabilities and shareholders’ equity	$6,253,304			$4,969,938
Net interest income/net interest margin (2)		157,489	3.59%		126,838	3.65%
Net interest spread (5)			3.44%			3.52%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		389			474
Net interest income/net interest margin (2)		$157,878	3.60%		$127,312	3.66%
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

	Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$(2,045)	$2,235	$190
Investment securities:
Taxable investment securities	338	223	561
Tax-exempt investment securities	(72)	4	(68)
Total securities	266	227	493
Loans, net	22,508	(2,034)	20,474
Federal Home Loan Bank stock	29	2	31
Total interest-earning assets	$20,758	$430	$21,188

Interest-bearing liabilities:
Interest-bearing transaction deposits	$103	$825	$928
Savings and money market deposits	196	318	514
Time deposits	142	(264)	(122)
FHLB advances	955	60	1,015
Other borrowings	(244)	148	(96)
Subordinated debentures	292	214	506
Total interest-bearing liabilities	$1,444	$1,301	$2,745
Net interest income	$19,314	$(871)	$18,443

	Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$(695)	$1,336	$641
Investment securities:
Taxable investment securities	1,386	57	1,443
Tax-exempt investment securities	(274)	9	(265)
Total securities	1,112	66	1,178
Loans, net	44,641	(12,699)	31,942
Federal Home Loan Bank stock	29	8	37
Total interest-earning assets	$45,087	$(11,289)	$33,798

Interest-bearing liabilities:
Interest-bearing transaction deposits	$276	$920	$1,196
Savings and money market deposits	441	452	893
Time deposits	331	(1,188)	(857)
FHLB advances	871	142	1,013
Other borrowings	(113)	41	(72)
Subordinated debentures	640	334	974
Total interest-bearing liabilities	$2,446	$701	$3,147
Net interest income	$42,641	$(11,990)	$30,651

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

For the three months ended September 30, 2022, the provision for loan losses was $489,000, compared to $1.5 million for the same period of 2021, a decrease of $1.0 million, or 66.7%. For the nine months ended September 30, 2022, the provision for loan losses was $940,000, compared to $7.4 million for the same period of 2021, a decrease of $6.5 million, or 87.3%. The decreases for these periods are primarily attributable to the impact of the COVID-19 pandemic on the prior year period, including the impact of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance.

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

Noninterest income decreased $1.5 million, or 7.87%, to $17.6 million for the three months ended September 30, 2022 compared to $19.1 million for the same period of 2021, primarily due to decreases in mortgage origination income of $880,000, or 44.0%, and life insurance income of $516,000, or 44.3%, offset by an increase in service charges on deposit accounts of $719,000, or 9.6%.

The following table presents the major components of noninterest income for three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$8,203	$7,484	$719	9.6%
Mortgage origination income	1,119	1,999	(880)	(44.0)%
Debit card interchange	2,393	2,390	3	0.1%
Income from fiduciary activities	1,794	2,015	(221)	(11.0)%
ATM income	1,537	1,566	(29)	(1.9)%
Brokerage and insurance fees and commissions	734	648	86	13.3%
Life insurance income	648	1,164	(516)	(44.3)%
CDFI grants	272	645	(373)	(57.8)%
Other income	866	1,155	(289)	(25.0)%
Total	$17,566	$19,066	$(1,500)	(7.9)%

Service charges on deposit accounts increased $719,000, or 9.6%, to $8.2 million for the three months ended September 30, 2022, compared to $7.5 million for the same period of 2021. The increase was primarily the result of an increase in the number of deposit accounts held and a higher volume of transactions due to the FTC Merger.

Mortgage origination income decreased $880,000, or 44.0%, to $1.1 million for the three months ended September 30, 2022, compared to $2.0 million for the same period of 2021. The decrease was the primarily the result of decreased mortgage origination activity as refinancing activity has slowed in the current higher interest rate environment.

Life insurance income decreased $516,000, or 44.3%, to $648,000 for the three months ended September 30, 2022, compared to $1.2 million for the same period of 2021. The decrease is primarily related to death benefits paid in the prior year period on policies held by BancPlus.

Noninterest income was $54.3 million for the nine months ended September 30, 2022, compared to $58.1 million for the same period of 2021, a decrease of $3.8 million, or 6.6%, primarily due to decreases in life insurance income of $3.9 million, or 67.3%,

CDFI grants of $2.0 million, or 82.1%, and mortgage origination income of $1.1 million, or 15.8%; partially offset by an increase in service charges on deposit accounts of $3.5 million, or 18.0%.

The following table presents the major components of noninterest income for nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$22,696	$19,226	$3,470	18.0%
Mortgage origination income	5,661	6,726	(1,065)	(15.8)%
Debit card interchange	7,569	7,634	(65)	(0.9)%
Income from fiduciary activities	5,844	5,681	163	2.9%
ATM income	4,593	4,809	(216)	(4.5)%
Brokerage and insurance fees and commissions	2,067	1,802	265	14.7%
Life insurance income	1,913	5,858	(3,945)	(67.3)%
CDFI grants	443	2,471	(2,028)	(82.1)%
Other income	3,476	3,873	(397)	(10.3)%
Total	$54,262	$58,080	$(3,818)	(6.6)%

Service charges on deposit accounts increased $3.5 million, or 18.0%, to $22.7 million for the nine months ended September 30, 2022, compared to $19.2 million for the same period of 2021. The increase was primarily the result of an increase in the number of deposit accounts held and a higher volume of transactions due to the FTC Merger.

Mortgage origination income decreased $1.1 million, or 15.8%, to $5.7 million for the nine months ended September 30, 2022, compared to $6.7 million for the same period of 2021. The decrease was primarily the result of decreased mortgage origination activity as refinancing activity has slowed in the current higher interest rate environment.

Life insurance income decreased $3.9 million, or 67.3%, to $1.9 million for the nine months ended September 30, 2022, compared to $5.9 million for the same period of 2021. The decrease is primarily related to death benefits paid in the prior year period on policies held by BancPlus.

CDFI grant income decreased $2.0 million, or 82.1%, to $443,000 for the three months ended September 30, 2022, compared to $2.5 million for the same period of 2021. The decrease was the result of a grant received in the prior year period related to the CDFI Rapid Response Program, which was created in 2021 by the U.S. Department of the Treasury to provide capital for CDFI designated banks to respond to the economic challenges created by the COVID-19 pandemic.

Noninterest Expense

Noninterest expense includes: (i) salaries and employee benefits expenses; (ii) net occupancy expenses; (iii) furniture, equipment, and data processing expenses; (iv) marketing and promotional expenses; (v) other real estate expenses and losses; (vi) professional fees; and (vii) other expenses.

Salaries and employee benefits expenses includes compensation, employee benefits and tax expenses for BancPlus’ personnel. Net occupancy expenses include depreciation expense on BancPlus’ owned properties, lease expense on its leased properties and other occupancy-related expenses. Furniture and equipment expenses include depreciation and maintenance and other expenses related to its furniture, fixtures and equipment. Data processing expenses include costs related to maintenance and monitoring of its systems and expenses paid to its third-party data processing system providers. Marketing and promotional expenses include costs for advertising, promotions and sponsorships. Other real estate expenses and losses include taxes, insurance, maintenance and other expenses related to BancPlus’ foreclosed properties. Professional fees include accounting and auditing, consulting and legal fees. Other expenses include expenses associated with Federal Deposit Insurance Corporation (“FDIC”) assessments, Mississippi Department of Banking and Consumer Finance (“MDBCF”) assessments, communications, travel, meals, training, supplies, postage and other miscellaneous expenses. Noninterest expense generally increases as BancPlus grows its business. Noninterest expense has increased commensurate with our growth over the past few years as BancPlus has grown organically and through our previously disclosed merger with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into

BancPlus, with BancPlus surviving the merger (the “SCC Holding Company Merger”), and State Bank was merged with and into BankPlus, with BankPlus surviving the merger (together with the SCC Holding Company Merger, the “SCC Merger”), which closed on April 1, 2020, and the FTC Merger. Additionally, BancPlus has built out and modernized its operational infrastructure and implemented its plan to build an efficient, technology-driven banking operation with capacity for growth. BancPlus continues to focus efforts on supporting growth through sales efforts, product development, marketing and promotion, as well as investing in technology and its branch network, while also seeking to improve productivity and maintain appropriate cost structure and customer service levels.

For the three months ended September 30, 2022, noninterest expense totaled $54.7 million, an increase of $11.9 million, or 27.7%, from $42.8 million for the three months ended September 30, 2021, primarily due to increases in salaries and employee benefits expenses of $7.7 million, or 30.5%; furniture, equipment and data processing expenses of $1.4 million, or 22.1%; other expenses of $1.3 million, or 25.8%; and net occupancy expenses of $1.1 million, or 31.3%.

The following table presents the major components of noninterest expense for the three months ended September 30, 2022 compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$32,909	$25,218	$7,691	30.5%
Net occupancy expenses	4,733	3,606	1,127	31.3%
Furniture, equipment and data processing expenses	7,671	6,282	1,389	22.1%
Marketing and promotional expenses	2,027	1,154	873	75.6%
Other real estate expenses and losses	111	292	(181)	(62.0)%
Professional fees	915	1,232	(317)	(25.7)%
Other expenses	6,338	5,038	1,300	25.8%
Total	$54,704	$42,822	$11,882	27.7%

Salaries and employee benefits expenses is the largest component of noninterest expense, representing 60.2% and 58.9% of total noninterest expense for the three months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022, salaries and employee benefits expense increased $7.7 million, or 30.5%, to $32.9 million, compared to $25.2 million for the three months ended September 30, 2021. The increase in salaries and employee benefits expense is primarily due the FTC Merger as well as to normal annual salary increases for employees.

Net occupancy expenses increased $1.1 million, or 31.3%, to $4.7 million for the three months ended September 30, 2022, compared to $3.6 million for the same period of 2021. The primary reason for the increase is increased depreciation and rent expense as a result of the FTC Merger.

Furniture, fixtures and data processing expenses increased $1.4 million, or 22.1%, to $7.7 million for the three months ended September 30, 2022, compared to $6.3 million for the same period of 2021. The increase is primarily due to increased data processing and equipment maintenance expenses in the current year period resulting from our recent core system upgrade as well as costs associated with conversion of FTC customers to our core system.

Other expenses increased $1.3 million, or 25.8%, to $6.3 million for the three months ended September 30, 2022, compared to $5.0 million for the same period of 2021. The increase is the primarily attributable to increases in FDIC assessments, amortization of intangible assets, and other expenses resulting from the FTC Merger.

For the nine months ended September 30, 2022, noninterest expense totaled $153.8 million, an increase of $32.4 million, or 26.7%, from $121.4 million for the nine months ended September 30, 2021, primarily due to increases in salaries and employee benefits expenses of $16.2 million, or 22.4%; professional fees of $4.2 million, or 166.9%; furniture, equipment and data processing expenses of $3.6 million, or 19.8%; other expenses of $3.1 million, or 21.9%; net occupancy expenses of $3.0 million, or 27.5%; and marketing and promotional expenses of $1.9 million, or 76.2%.

The following table presents the major components of noninterest expense for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$88,559	$72,365	$16,194	22.4%
Net occupancy expenses	13,740	10,779	2,961	27.5%
Furniture, equipment and data processing expenses	21,957	18,322	3,635	19.8%
Marketing and promotional expenses	4,379	2,485	1,894	76.2%
Other real estate expenses and losses	1,154	744	410	55.1%
Professional fees	6,709	2,514	4,195	166.9%
Other expenses	17,291	14,188	3,103	21.9%
Total	$153,789	$121,397	$32,392	26.7%

Salaries and employee benefits expenses is the largest component of noninterest expense, representing 57.6% and 59.6% of total noninterest expense for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, salaries and employee benefits expense increased $16.2 million, or 22.4%, to $88.6 million, compared to $72.4 million for the nine months ended September 30, 2021. The increase in salaries and employee benefits expense is primarily due the FTC Merger as well as to normal annual salary increases for employees and increased bonuses.

Net occupancy expenses increased $3.0 million, or 27.5%, to $13.7 million for the nine months ended September 30, 2022, compared to $10.8 million for the same period of 2021. The primary reason for the increase is increased depreciation and rent expense as a result of the FTC Merger.

Furniture, fixtures and data processing expenses increased $3.6 million, or 19.8%, to $22.0 million for the nine months ended September 30, 2022, compared to $18.3 million for the same period of 2021. The increase is primarily due to increased data processing and equipment maintenance expenses in the current year period resulting from our recent core system upgrade as well as costs associated with conversion of FTC customers to our core system.

Market and promotional expenses increased $1.9 million, or 76.2%, to $4.4 million for the nine months ended September 30, 2022, compared to $2.5 million for the same period of 2021. The increase was primarily attributable to increased community sponsorship expense in the current year period as a result of the FTC Merger.

Professional fees increased $4.2 million, or 166.9%, to $6.7 million for the nine months ended September 30, 2022, compared to $2.5 million for the same period of 2021. The increase was primarily the result of advisory fees as well as increased legal and accounting expenses in connection with the FTC Merger.

Other expenses increased $3.1 million, or 21.9%, to $17.3 million for the nine months ended September 30, 2022, compared to $14.2 million for the same period of 2021. The increase is the primarily attributable to increases in FDIC assessments, amortization of intangible assets, and other expenses resulting from the FTC Merger.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $5.1 million for the three months ended September 30, 2022, compared to $4.0 million for the same period of 2021, an increase of $1.1 million, or 27.3%. BancPlus’ effective tax rate for the three months ended September 30, 2022 was 21.1%, compared to 22.0% for the same period of 2021.

BancPlus recorded income tax expense of $12.1 million for the nine months ended September 30, 2022, compared to $10.6 million for the same period of 2021, an increase $1.5 million, or 14.0%. BancPlus’ effective tax rate for the nine months ended September 30, 2022 was 21.2%, compared to 18.9% for the same period of 2021.

The increase in the effective tax rate for the nine months ended September 30, 2022 compared with the same period of 2021 was the result of the Company taking advantage of tax credits offered by Mississippi and non-taxable life insurance proceeds in the prior year period.

The increase in income tax expense for the three and nine months ended September 30, 2022, compared to the same periods of 2021, was primarily the result of higher income before taxes in the current year.

Financial Condition

The following discussion compares BancPlus’ financial condition as of September 30, 2022 to December 31, 2021.

Assets

Total assets increased $1.58 billion, or 30.5%, to $6.78 billion at September 30, 2022 from total assets of $5.20 billion at December 31, 2021. Total cash and cash equivalents decreased $491.9 million, or 74.1%, to $172.3 million at September 30, 2022, compared to $664.2 million at December 31, 2021, primarily due to an increase in cash outflow for investments and loans made during the period. Total loans held for investment increased $1.93 billion, or 53.3%, to $5.55 billion at September 30, 2022, compared to $3.62 billion at December 31, 2021 as a result of the FTC Merger and organic loan growth. Investment securities increased $32.3 million, or 5.0%, from $648.3 million at December 31, 2021 to $680.5 million at September 30, 2022 primarily as a result of securities acquired in the FTC Merger.
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

As of September 30, 2022, 9.7% of BancPlus’ investment securities portfolio was classified as held to maturity and 90.3% was classified as available for sale. As of December 31, 2021, 11.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 88.9% was classified as available for sale. Securities available for sale increased $38.0 million, or 6.6%, from $576.6 million at December 31, 2021 to $614.7 million at September 30, 2022.

At September 30, 2022, U.S. government agency obligations represented 54.0%, mortgage-backed securities represented 16.1%, municipal securities represented 16.6%, corporate investments represented 6.6%, U.S. Treasuries represented 5.0% and asset-backed securities represented 1.6% of the investment securities portfolio. At December 31, 2021, U.S. government agency obligations represented 54.0%, mortgage-backed securities represented 19.1%, municipal securities represented 17.9%, corporate investments represented 6.9% and asset-backed securities represented 2.0% of the investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$65,889	9.68%	$71,648	11.05%
Total held-to-maturity	65,889	9.68%	71,648	11.05%

Available for Sale:
(At fair value)
U.S. Treasuries	34,351	5.05%	—	—%
U.S. Government agency obligations	367,683	54.03%	350,250	54.03%
Issued by states and political subdivisions	46,769	6.87%	44,684	6.89%
Mortgage-backed securities:
Residential	97,821	14.37%	109,787	16.94%
Commercial	12,038	1.77%	14,276	2.20%
Asset-backed securities	11,087	1.63%	13,107	2.02%
Corporate investments	44,909	6.60%	44,510	6.87%
Total available for sale	614,658	90.32%	576,614	88.95%

Total securities	$680,547	100.00%	$648,262	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using a tax rate of 21%.

	Maturity as of September 30, 2022
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$7,868	3.18%	$47,439	2.48%	$8,372	3.69%	$2,210	4.27%
Total held to maturity	7,868	3.18%	47,439	2.48%	8,372	3.69%	2,210	4.27%

Available for sale:
U.S. Treasuries	25,120	1.35%	9,231	1.24%	—	—%	—	—%
U.S. Government agency obligations	4,869	0.80%	293,432	0.84%	66,254	1.31%	3,127	3.30%
Issued by states and political subdivisions	3,750	2.46%	21,895	2.97%	16,272	3.21%	4,852	2.73%
Mortgage-backed securities:
Residential	—	—%	—	—%	6,162	2.19%	91,660	2.52%
Commercial	—	—%	9,046	1.52%	2,625	1.58%	367	2.61%
Asset-backed securities	—	—%	—	—%	—	—%	11,087	4.13%
Corporate investments	—	—%	444	2.75%	43,581	4.12%	884	4.50%
Total available for sale	33,739	1.39%	334,048	1.01%	134,894	2.49%	111,977	2.73%

Total securities	$41,607	1.73%	$381,487	1.19%	$143,266	2.56%	$114,187	2.76%

	Maturity as of December 31, 2021
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$9,286	3.00%	$44,803	2.77%	$15,349	2.41%	$2,210	4.27%
Total held to maturity	9,286	3.00%	44,803	2.77%	15,349	2.41%	2,210	4.27%

Available for sale:
U.S. Government agency obligations	5,006	2.60%	221,071	0.54%	120,049	1.20%	4,124	1.77%
Issued by states and political subdivisions	2,202	4.06%	15,110	2.63%	21,084	3.09%	6,288	3.24%
Mortgage-backed securities:
Residential	—	—%	—	—%	4,211	1.86%	105,576	2.42%
Commercial	—	—%	—	—%	13,512	1.54%	764	2.50%
Asset-backed securities	—	—%	—	—%	—	—%	13,107	1.83%
Corporate investments	4,004	2.13%	493	2.75%	38,953	4.12%	1,060	4.50%
Total available for sale	11,212	2.72%	236,674	0.68%	197,809	2.01%	130,919	2.40%

Total securities	$20,498	2.85%	$281,477	1.01%	$213,158	2.04%	$133,129	2.43%

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

Loan Portfolio

The following tables detail composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of September 30, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$1,311,672	23.63%	$774,699	21.41%
Construction and land development	945,639	17.04%	543,763	15.02%
Farmland	273,575	4.93%	211,503	5.84%
Other commercial	2,145,785	38.67%	1,396,085	38.58%
Total real estate	4,676,671	84.27%	2,926,050	80.85%
Commercial and industrial	664,439	11.97%	527,102	14.56%
Agricultural production and other loans to farmers	90,647	1.63%	86,520	2.39%
Consumer and other	118,011	2.13%	79,500	2.20%
Total loans, gross	5,549,768	100.00%	3,619,172	100.00%
Allowance for loan losses	(42,533)		(45,000)
Total loans, net	$5,507,235		$3,574,172

Our loan portfolio was comprised of 74.2% commercial loans and 25.8% consumer loans as of September 30, 2022, compared to 76.4% commercial loans and 23.6% consumer loans as of December 31, 2021. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.
As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At September 30, 2022, BancPlus’ loan portfolio included $444.6 million of loan participations purchased, or 8.01% of total loans, which includes $276.5 million of shared national credits. At December 31, 2021, BancPlus’ loan portfolio included $333.0 million of loan participations purchased, or 9.20% of total loans, which includes $177.5 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of September 30, 2022
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$115,435	$378,567	$490,262	$327,408	$1,311,672
Construction and land development	344,399	462,206	105,599	33,435	945,639
Farmland	42,125	122,176	89,927	19,347	273,575
Other commercial	158,742	1,280,395	482,197	224,451	2,145,785
Total real estate	660,701	2,243,344	1,167,985	604,641	4,676,671
Commercial and industrial	131,473	440,969	91,997	—	664,439
Agricultural production and other loans to farmers	46,813	43,068	766	—	90,647
Consumer and other loans	51,180	62,144	4,673	14	118,011
Total loans	$890,167	$2,789,525	$1,265,421	$604,655	$5,549,768

	As of December 31, 2021
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$105,854	$317,073	$340,436	$11,336	$774,699
Construction and land development	217,487	285,923	31,161	9,192	543,763
Farmland	38,671	104,034	61,553	7,245	211,503
Other commercial	172,914	878,887	299,853	44,431	1,396,085
Total real estate	534,926	1,585,917	733,003	72,204	2,926,050
Commercial and industrial	98,197	342,243	86,662	—	527,102
Agricultural production and other loans to farmers	49,748	36,214	558	—	86,520
Consumer and other loans	20,686	57,222	1,578	14	79,500
Total loans	$703,557	$2,021,596	$821,801	$72,218	$3,619,172

	As of September 30, 2022
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,052,094	$259,578	$1,311,672
Construction and land development	406,658	538,981	945,639
Farmland	183,530	90,045	273,575
Other commercial	1,598,161	547,624	2,145,785
Total real estate	3,240,443	1,436,228	4,676,671
Commercial and industrial	300,685	363,754	664,439
Agricultural production and other loans to farmers	49,891	40,756	90,647
Consumer and other loans	87,836	30,175	118,011
Total loans	$3,678,855	$1,870,913	$5,549,768

	As of December 31, 2021
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$644,842	$129,857	$774,699
Construction and land development	262,573	281,190	543,763
Farmland	154,154	57,349	211,503
Other commercial	1,157,465	238,620	1,396,085
Total real estate	2,219,034	707,016	2,926,050
Commercial and industrial	258,036	269,066	527,102
Agricultural production and other loans to farmers	58,206	28,314	86,520
Consumer and other loans	54,923	24,577	79,500
Total loans	$2,590,199	$1,028,973	$3,619,172

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At September 30, 2022, BancPlus had total off-balance sheet commitments of $1.558 billion.

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of September 30, 2022
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,298,730	$12,899	$43	$1,311,672
Construction and land development	944,089	1,550	—	945,639
Farmland	270,512	3,063	—	273,575
Other commercial	2,134,473	11,312	—	2,145,785
Total real estate	4,647,804	28,824	43	4,676,671
Commercial and industrial	651,158	13,274	7	664,439
Agricultural production and other loans to farmers	90,192	368	87	90,647
Consumer and other	117,798	213	—	118,011
Total	$5,506,952	$42,679	$137	$5,549,768

	As of December 31, 2021
(Dollars in thousands)	Risk Grades 1-7	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$763,116	$11,583	$—	$774,699
Construction and land development	541,670	2,093	—	543,763
Farmland	208,318	3,185	—	211,503
Other commercial	1,386,240	9,845	—	1,396,085
Total real estate	2,899,344	26,706	—	2,926,050
Commercial and industrial	503,603	23,496	3	527,102
Agricultural production and other loans to farmers	86,292	228	—	86,520
Consumer and other	79,176	306	18	79,500
Total	$3,568,415	$50,736	$21	$3,619,172

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and TDR loans that are accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans:
Real estate loans:
Residential properties	$2,902	$3,154
Construction and land development	30	51
Farmland	960	1,327
Other commercial	1,502	1,176
Total real estate	5,394	5,708
Commercial and industrial	759	20
Agricultural production and other loans to farmers	—	3
Consumer and other	26	166
Total nonaccrual loans	6,179	5,897

Troubled debt restructuring loans – accruing:
Real estate loans:
Residential properties	1,603	1,641
Construction and land development	833	1,558
Farmland	—	—
Other commercial	—	—
Total real estate	2,436	3,199
Commercial and industrial	—	381
Agricultural production and other loans to farmers	—	—
Consumer and other	—	—
Total troubled debt restructuring loans – accruing	2,436	3,580
Total nonperforming loans	8,615	9,477
Plus: foreclosed assets	4,850	5,815
Total nonperforming assets	$13,465	$15,292

Nonaccrual loans to total loans	0.11%	0.16%
Nonperforming loans to total loans	0.16%	0.26%
Nonperforming assets to total assets	0.20%	0.29%
Allowance for loan losses to nonaccrual loans	688.35%	763.10%
90+ days past due and accruing	$1,558	$2,914
Total troubled debt restructuring loans	$2,436	$3,746
Total nonperforming assets decreased by $1.8 million, or 11.9%, from $15.3 million at December 31, 2021 to $13.5 million at September 30, 2022, primarily the result of sales of foreclosed assets and collections on TDR loans in the current year.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. BancPlus maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing economic conditions. Loan charge-offs (i.e. loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. BancPlus’ officers analyze risk in the loan portfolio on an ongoing basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the third quarter of 2022, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of supply chain disruptions, labor shortages, the conflict in Ukraine, and the COVID-19 pandemic. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for loan losses.

The allowance for loan losses was $42.5 million and $45.0 million, and the allowance for loan losses as a percentage of loans was 0.77% and 1.24%, at September 30, 2022 and December 31, 2021, respectively. Net charge-offs (recoveries) totaled $3.4 million and $(606,000) for the nine months ended September 30, 2022 and 2021, respectively. The variance is primarily the result of current year charge-offs on consumer and other commercial categories.

The allowance for loan losses decreased by $2.5 million, or 5.5%, to $42.5 million at September 30, 2022, from $45.0 million at December 31, 2021, primarily due to an increase in net charge-offs in the current period.

The following is a summary of the activity in the allowance for loan loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	September 30, 2022	September 30, 2021

Balance, beginning of period	$45,000	$36,000
Charge-offs:
Residential properties	783	298
Construction and land development	1	240
Farmland	120	157
Other commercial	559	581
Total real estate	1,463	1,276
Commercial and industrial	1,753	317
Agricultural production and other loans to farmers	2,829	111
Consumer and other	507	2,832
Total charge-offs	6,552	4,536
Recoveries:
Residential properties	158	340
Construction and land development	449	143
Farmland	16	292
Other commercial	361	1,842
Total real estate	984	2,617
Commercial and industrial	114	479
Agricultural production and other loans to farmers	1,771	3
Consumer and other	276	2,043
Total recoveries	3,145	5,142
Net charge-offs (recoveries)	3,407	(606)
Provision for loan losses	940	7,395
Balance, end of period	$42,533	$44,001

Total loans, end of period (including loans held for sale)	$5,553,967	$3,539,990
Average loans	4,800,489	3,469,520
Net charge-offs (annualized) to average loans	0.09%	(0.02)%
Allowance for loan losses to total loans	0.77%	1.24%
The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$625	$1,122,955	0.07%	$(42)	$750,238	(0.01)%
Construction and land development	(448)	759,731	(0.08)%	97	458,968	0.03%
Farmland	104	236,554	0.06%	(135)	206,878	(0.09)%
Other commercial	198	1,896,115	0.01%	(1,261)	1,274,874	(0.13)%
Commercial and industrial	1,639	597,634	0.37%	(162)	589,070	(0.04)%
Agricultural production and other loans to farmers	1,058	77,653	1.82%	108	89,773	0.16%
Consumer and other	231	100,806	0.31%	789	83,432	1.26%
Loans held for sale	—	9,041	—%	—	16,287	—%
Total	$3,407	$4,800,489	0.09%	$(606)	$3,469,520	(0.02)%

The following tables present a summary of the allocation of the allowance for loan losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$9,513	22.4%	$9,488	21.1%
Construction and land development	8,086	19.0%	6,463	14.4%
Farmland	1,975	4.6%	2,171	4.8%
Other commercial	16,759	39.4%	18,499	41.1%
Total real estate	36,333	85.4%	36,621	81.4%
Commercial and industrial	4,717	11.1%	6,556	14.6%
Agricultural production and other loans to farmers	824	1.9%	958	2.1%
Consumer and other	659	1.5%	865	1.9%
Total allowance for loan losses	$42,533	100.0%	$45,000	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million and $2.6 million September 30, 2022 and December 31, 2021, respectively. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. The increase in goodwill is the result of the FTC Merger. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the SCC Merger and the FTC Merger. Total other intangible assets at September 30, 2022 and December 31, 2021 were $11.9 million and $5.1 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$1,745,151	0.00%	31.91%	$1,337,985	0.00%	30.13%
Interest bearing:
Transaction accounts	1,578,415	0.29%	28.86%	1,453,493	0.20%	32.74%
Money market and other savings accounts	1,359,333	0.16%	24.85%	996,420	0.09%	22.44%
Certificates of deposit	786,818	0.35%	14.38%	652,247	0.56%	14.69%
Total deposits	$5,469,717	0.17%	100.00%	$4,440,145	0.17%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $1,029.6 million, or 23.2%, to $5.47 billion at September 30, 2022 from $4.44 billion as of December 31, 2021 primarily resulted from the FTC Merger. At September 30, 2022 and December 31, 2021, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $1.40 billion and $802.9 million, respectively.

The following table shows the maturity of certificates of deposit as of September 30, 2022:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$68,530	$122,419	$190,949	$44,214
Over 3 months through 6 months	40,798	106,487	147,285	24,048
Over 6 months through 12 months	39,690	143,849	183,539	13,690
Over 12 months	66,822	187,855	254,677	29,573
Total certificates of deposit	$215,840	$560,610	$776,450	$111,525

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. At September 30, 2022 and December 31, 2021, we had no short-term borrowings.

Advances from Federal Home Loan Bank (“FHLB”) and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At September 30, 2022 and December 31, 2021, BancPlus had $310.1 million and $20.5 million in FHLB borrowings, at a weighted average interest rate of 3.08% and 1.49%, respectively.

On February 25, 2022, the Company entered into a $20.0 million revolving line of credit with a correspondent bank. The line of credit is collateralized by 9,000 shares of BankPlus common stock. The line of credit bears interest at a floating rate of Wall Street Journal Prime with 3.25% interest rate floor. Interest only payments are due on a quarterly basis with the principal due at maturity on February 25, 2024. The balance outstanding on this revolving line of credit was zero at September 30, 2022 and December 31, 2021.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
2022	$310,019	$417
2023	25	25
2024	13	13
2025	13	13
2026	14	14
Thereafter	15	20,019
Total	$310,099	$20,501

Subordinated Debentures. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s Consolidated Balance Sheets and will be amortized over the life of the Notes. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The notes qualify as Tier 2 capital for regulatory capital purposes. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “Subordinated Notes”). The Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the Subordinated Notes in whole upon certain other events. The Subordinated Notes are not subject to redemption at the option of the holder. The Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at September 30, 2022 due to the remaining purchase premium of $633,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	September 30, 2022	December 31, 2021
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at September 30, 2022 due to the remaining purchase discount of $3.8 million, which was established upon the SCC Merger and is being amortized over the remaining life of the debentures.

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

Shareholders’ equity increased $292.7 million, or 75.0%, to $683.1 million at September 30, 2022 from $390.4 million at December 31, 2021, primarily due to the issuance of $250.0 million of preferred stock, $56.5 million of equity issued in the FTC Merger, net income of $44.9 million, partially offset by other comprehensive loss of $45.5 million and dividends paid of $13.7 million.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	September 30, 2022	December 31, 2021
Cash and cash equivalents	$172,285	$664,165
Total securities	680,547	648,262
Less: pledged securities	(429,189)	(489,184)
Total primary liquidity	$423,643	$823,243
Ratio of primary liquidity to total deposits	7.6%	17.8%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	September 30, 2022	December 31, 2021
Net secured borrowing capacity with the FHLB	$1,811,637	$1,476,825
Net secured borrowing capacity with the Federal Reserve Bank	543,213	189,497
Unsecured borrowing capacity with correspondent lenders	243,000	223,000
Available capacity on revolving line of credit	$20,000	$—
Total secondary liquidity	$2,617,850	$1,889,322
Ratio of primary and secondary liquidity to total deposits	54.4%	58.7%

During the nine months ended September 30, 2022, BancPlus’ primary liquidity decreased by $399.6 million to $423.6 million, compared to $823.2 million at December 31, 2021, primarily due to changes in cash and cash equivalents as a result of organic loan growth and a decrease in money market, negotiable orders of withdrawal, and savings deposits, partially offset by the increase in cash as a result of ECIP. Secondary liquidity increased by $728.5 million to $2.62 billion as of September 30, 2022 from $1.89 billion as of December 31, 2021. This increase was primarily due to an increase in BancPlus’ FHLB borrowing capacity due to the FTC Merger.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $5.39 billion and $4.45 billion and represented 96.3% of total deposits as of both September 30, 2022 and December 31, 2021. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources. Although BancPlus’ policy allows the use of brokered deposits, BankPlus did not utilize this funding source during the 2022 and 2021 year to date periods.

BancPlus’ liquidity policy includes both policy limits and policy guidelines for measuring and monitoring liquidity. BancPlus’ policy measures include an Internal Liquidity Ratio, an Internal Liquidity Ratio adjusted for FHLB, an Internal Dependency Ratio adjusted for FHLB and a Maximum Available Funds to Total Assets Ratio. These ratios are calculated monthly. BancPlus also utilizes eleven liquidity guidelines that are reported quarterly. As of September 30, 2022 and December 31, 2021, BancPlus was in compliance with all of its established liquidity guidelines.

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

Due to state banking laws, BankPlus may not declare dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $18.9 million and $16.2 million for the year-to-date periods ended September 30, 2022 and September 30, 2021, respectively. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

In 2019, the federal bank regulatory agencies finalized a rule that simplifies capital requirements for qualifying community banks by providing an option to use a simple leverage ratio to measure capital adequacy and to not calculate risk-based capital ratios. A qualifying community bank has less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9 percent. The community bank leverage ratio (“CBLR”) framework was effective on January 1, 2020, and the Company and the Bank elected to adopt the optional CBLR framework in the third quarter of 2022, as an alternative to the Basel III risk-based capital framework.

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

As of September 30, 2022 and December 31, 2021, BancPlus and BankPlus met the minimum leverage ratio or capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
As of September 30, 2022:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	708,028	10.69%	595,970	9.00%

Bank:
Community Bank Leverage Ratio	622,789	9.41%	595,436	9.00%

	Actual		Minimum For Capital Adequacy Purposes		Required to be Well Capitalized
As of December 31, 2021:	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$382,736	9.40%	$285,078	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	433,754	10.65%	346,166	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	537,541	13.20%	427,617	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	433,754	8.46%	205,072	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$428,602	10.55%	$284,509	7.00%	$264,187	6.50%
Tier 1 Capital to Risk-Weighted Assets	428,602	10.55%	345,475	8.50%	325,153	8.00%
Total Capital to Risk-Weighted Assets	473,602	11.65%	426,763	10.50%	406,441	10.00%
Tier 1 Capital to Average Assets	428,602	8.37%	204,714	4.00%	255,893	5.00%

Contractual Obligations

Contractual obligations as of September 30, 2022, totaled $1.27 billion and were primarily comprised of deposits with maturities of $776.5 million, subordinated debentures of $133.4 million and operating lease obligations of $47.7 million. Contractual obligations due within the next twelve months were $837.1 million and were primarily related to time deposits with maturity dates and short-term FHLB advances due in 2022. Contractual obligations due in more than 12 months were $430.6 million and were comprised of $254.7 million of time deposits with maturity dates and $133.4 million of subordinated debentures with maturities ranging from 2030 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

Recent Accounting Pronouncements

Accounting Standards Update 2016-13 (“ASU 2016-13”), “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 was originally effective for the Company for annual and interim periods beginning on January 1, 2021. Subsequently, FASB approved a deferral of the effective date. ASU 2016-13 will now be effective for the Company for annual and interim periods beginning on January 1, 2023. The Company has a cross functional team that has been working with third-party vendors to build and validate a CECL model which has been running parallel with the Company’s current model while validation of the model is completed. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the Company adopts the new standard, but has not yet determined the magnitude of the one-time adjustment or the overall impact on the Company’s consolidated financial statements.

Accounting Standards Update 2020-04 (“ASU 2020-04”), “Reference Rate Reform - Topic 848.” In March 2020, the FASB issued ASU 2020-04, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications, hedge accounting, and other transactions affected that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The Company does not expect ASU 2020-04 to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update 2022-02 (“ASU 2022-02”), “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” In March 2022, the FASB issued ASU 2022-02 which eliminates the TDR recognition and measurement guidance and instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. ASU 2022-02 also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. ASU 2022-02 is effective for the Company for annual and interim periods beginning on January 1, 2023. Implementation of ASU 2022-02 is not expected to materially impact the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, previously filed with the SEC.

Recent Supervision and Regulation Developments

On October 18, 2022 the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds 2 percent.

As a result of the new rule, the FDIC insurance costs of insured depository institutions, including BankPlus, will generally increase.

In the third quarter of 2022, the Company and the Bank elected to adopt the optional CBLR framework as described above.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information about our legal proceedings refer to Footnote 13 to our Condensed Notes to Consolidated Financial Statements for the quarter ended September 30, 2022 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q

In addition to the above, the Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

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

10.1	Second Amendment to Employment Agreement, effective September 20, 2022, by adn between BancPlus Corporation and William A. Ray
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Interactive Data
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)
* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancPlus Corporation

Date:	November 10, 2022	By:	/s/ William A. Ray
William A. Ray
President and Chief Executive Officer

Date:	November 10, 2022	By:	/s/ Karlen Turbeville
Karlen Turbeville
Senior Executive Vice President and Chief Financial Officer