Form 10-K
period 2022-12-31
BANCPLUS CORP
filed 2023-03-09
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: No established market exists for the registrant’s common stock.

As of February 28, 2023, there were 11,599,595 outstanding shares of the registrant’s common stock, par value $1.00 per share.

BANCPLUS CORPORATION

FORM 10-K

DECEMBER 31, 2022

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
•our ability to prudently manage our growth, maintain our historical rate of growth in light of associated risks, and execute our strategy;
•the composition of our management team and our ability to attract and retain key personnel;
•geographic concentration of our business within Mississippi, Alabama, Louisiana, and Florida;
•our ability to attract and retain customers, particularly in light of increased competition in the financial services industry, and particularly from regional and national institutions;
•failure of our risk management framework;
•systems failures, unauthorized access, cyber-crime and other threats to data security or interruptions involving our information technology and telecommunications systems or third-party servicers;
•difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which we operate and in which our loans are concentrated, including declines in housing markets, an increase in unemployment levels and slowdowns in economic growth;
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
•volatility and direction of market interest rates;
•our ability to maintain important deposit customer relationships and our reputation or otherwise avoid liquidity risks;
•the obligations associated with being a public reporting company;
•the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;
•natural disasters, climate change, adverse weather, public health crises, acts of terrorism, outbreaks of hostilities, civil unrest or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

General

BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. BancPlus’ wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of December 31, 2022, we operated 94 branch offices across Mississippi, Alabama, Louisiana, and Florida. BancPlus’ franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. As of December 31, 2022, BancPlus had total assets of $7.035 billion, gross loans of $5.824 billion, total deposits of $5.825 billion and total shareholders’ equity of $698.1 million.

BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables BancPlus to fulfill its core purpose of enriching lives and building stronger communities. BancPlus believes its team of local, experienced and relationship-focused bankers, along with strong brand recognition in its communities, differentiate BancPlus from its competitors. As a result, BancPlus has a diversified, stable deposit mix and a diversified loan portfolio. BancPlus’ deposit base consisted of 97.1% core deposits with a total deposit cost of 0.27% for the year ended December 31, 2022, while its loan portfolio was comprised of 74% commercial loans and 26% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area (“MSA”) as of June 30, 2022, and BancPlus believes it is well-positioned for future growth.
BancPlus’ common stock is not listed or traded on any established securities exchange or quotation system.

BancPlus’ website is www.bankplus.net.

BancPlus’ Markets

As of December 31, 2022, BancPlus conducted its operations through 94 branch locations across Mississippi, Alabama, Louisiana, and Florida. BancPlus believes its markets provide a diverse mix of opportunities to expand its client base and gain market share. BancPlus operates in a number of markets with favorable economic trends and seeks to replicate its strategy in new markets through organic growth and strategic acquisitions. BancPlus is headquartered in the Jackson, Mississippi MSA, where it ranks third in deposit market share with 14.1% of total deposits as of June 30, 2022. The Jackson, Mississippi MSA is BancPlus’ largest market and contains 45.1% of its deposits and 24.7% of its loans as of December 31, 2022. Some of the major industries in the Jackson MSA are healthcare, agriculture, professional services, and technology. The Jackson, Mississippi MSA is also home to major auto manufacturing facilities, including Nissan. Our Louisiana and Alabama regions represent 19.3% and 14.3% of total loans, respectively, 16.6% and 4.8% of total deposits, respectively.

Competitive Strengths

Strong Brand Awareness and Customer-Focused Business Model

BancPlus believes the BankPlus name is associated with a differentiated banking experience in the markets in which it operates. BancPlus’ customers value the personalized approach of its bankers and its banking platform. BancPlus provides convenient products and services, including extended branch banking hours, interactive teller machines (“ITMs”) and universal bankers in select markets, capable of meeting the diverse needs of its clients effectively. BancPlus also offers a suite of top-rated digital banking and mobile applications. BancPlus’ consumer mobile banking app is a highly rated mobile banking app in both the Apple App Store and Google Play based on an independent study by NCR. BancPlus is proud of the strong brand and convenient banking platform it has built in its communities and the relationships BancPlus has cultivated with its customers. BankPlus’ community involvement efforts have been nationally recognized by the Federal Deposit Insurance Corporation (“FDIC”), American Bankers Association and the Federal Home Loan Bank of Dallas, among others.

Stable, Low-Cost Deposit Franchise with Attractive Deposit Beta

BancPlus believes it has consistently generated stable, low-cost core deposits through its retail branch network. BancPlus’ deposit gathering strategy attracts a full spectrum of customers, from the underbanked to high net worth individuals and businesses, resulting in a diversified deposit base. As of December 31, 2022, BancPlus had over 224,000 customer deposit accounts with an average balance of approximately $26,000. BancPlus’ deposit base has a low total cost of 0.27% for the year ended December 31, 2022, which compares favorably to its peers. By leveraging its low-cost deposit franchise, BancPlus believes it has been able to generate a strong net interest margin compared to its peers without taking undue credit risk.

Diversified and Growing Loan Portfolio

BancPlus believes its markets provide opportunities to grow its loan portfolio organically while diversifying credit risk exposure. From December 31, 2017 to December 31, 2022, its loan portfolio grew from $1.9 billion to $5.8 billion, an increase of 204.3% and a compound annual growth rate of 21.5%. As of December 31, 2022, 99% of its loan portfolio was secured and only 9% of the loan portfolio was non-recourse. As of December 31, 2022, BancPlus’ loan portfolio consisted of 74% commercial loans and 26% consumer loans, with 85% of the loan portfolio secured by real estate. As of December 31, 2022, 28% of BancPlus’ loan portfolio reprices within 90 days, and an additional 12% reprices between 90 days and 12 months.

Attractive Profitability and Return Profile

BancPlus believes it has demonstrated success in executing its business strategy. From December 31, 2017 to December 31, 2022, BancPlus increased its loan-to-deposit ratio from 90.3% to 100.0%. The increased scale of its loan portfolio, combined with its low-cost deposit base, has created an attractive net interest margin compared to its peers. BancPlus believes its strong net interest margin and non-interest income have helped drive attractive returns for its shareholders, evidenced by the improvement in its annualized return on average assets from 0.90% to 0.95% from the year ended December 31, 2017 to the year ended December 31, 2022, respectively. The wealth management, treasury services, private banking and mortgage banking products and services of BancPlus contribute to the diversity of its revenue sources. Additionally, BancPlus is focused on ongoing improvement of productivity and operational efficiency to increase shareholder value.

Employee Ownership and High Customer Satisfaction

BancPlus believes its employees are critical to its success, and its culture of empowerment stems in part from its employees owning approximately 13% of its common stock as of December 31, 2022. BankPlus has been recognized by American Banker as one of the “Best Banks to Work For” every year since the ranking’s inception in 2013. BancPlus believes the vested interest of its employees, coupled with its relationship-driven approach to meeting the needs of its customers, will continue to drive future growth. BancPlus further believes its empowered employees significantly enhance customer experience, as evidenced by Forbes magazine ranking BankPlus as the top bank in Mississippi in 2018 for its “America’s Best in State Banks” rankings based on overall customer satisfaction.

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

BancPlus has a team of experienced credit analysts and underwriters who have tailored BancPlus’ risk management processes to support significant loan growth while maintaining its high underwriting standards. Moreover, the prudent management of past credit challenges has allowed BancPlus to successfully maintain strong credit and risk performance. As of December 31, 2022, its nonperforming loans to total loans ratio was 0.13%.

Deep and Experienced Management Team

BancPlus has a seasoned management team with extensive experience in its markets, managing growth and risk over a number of years and through various economic cycles. BancPlus’ executive management team has significant experience overseeing commercial and consumer banking, mergers and acquisitions, financial management, systems integrations, operations and technology, credit, and regulatory compliance. BancPlus believes its executive management team’s reputation and performance history give it an advantage in hiring and retaining experienced bankers, developing and strengthening customer relationships and executing its growth strategy.

Business Strategy

Drive Organic Growth Through Execution of Community-Focused Business Model

BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables BancPlus to fulfill its core purpose of enriching lives and building stronger communities. BancPlus believes its commitment to its communities is an integral part of its past success and will continue to keep its bankers in a position to develop business and expand market share. BancPlus’ experienced professionals, supported by strong brand recognition and a disciplined business development platform, leverage its banking solutions to increase market share and acquire new customers throughout its markets. BancPlus’ commitment to providing high quality products, service and customer-facing technology strengthens its ability to attract and retain business.

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

Effective March 1, 2022, we completed our previously announced merger (the “FTC Merger”) with First Trust Corporation (“FTC”), the holding company of First Bank and Trust (“FBT”). See Note 2 Business Combinations to our Consolidated Financial Statements for more information about the FTC Merger.

Capitalize on Changing Market Dynamics

BancPlus believes the investment it makes in its employees, along with the culture and work environment it has created and cultivates, allow BancPlus to attract top talent. BancPlus believes it stands to benefit from the dislocation of both employees and customers as banks continue to consolidate and competitors shift their focus. BancPlus has had success in growing meaningful market share through the hiring of experienced individuals as market dynamics change and will seek to replicate this strategy in the future.

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

BancPlus offers its retail customers a variety of deposit products, including checking accounts, savings accounts, money market accounts, certificates of deposit and other deposit accounts, through multiple channels, including mobile, online and its branch locations. BancPlus also provides its business and institutional customers a full range of commercial deposit services and treasury management products. Most of BancPlus’ deposits are from individuals, small businesses and municipalities in its market areas.

Additionally, BancPlus offers a full suite of lending products, consisting of commercial and industrial loans (including working capital loans and equipment loans), commercial real estate loans (for both owner-occupied and non-owner occupied properties), construction and development loans, and agricultural loans. BancPlus also offers various consumer loans to individuals and professionals, including residential real estate loans, personal loans and overdraft protection. Additionally, BancPlus originates conforming residential mortgage loans for resale into the secondary market to provide mortgage origination income, including a full array of Fannie Mae and Freddie Mac mortgage products.

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

Commercial Real Estate Loans. BancPlus originates commercial real estate loans, including multi-family loans, and construction/land/land development loans that are generally secured by real estate located in its market areas. BancPlus’ commercial mortgage loans are primarily collateralized by first liens on real estate and amortized over a 10 to 20 year period with balloon payments due at the end of one to five years. These loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. BancPlus’ multi-family residential loans are primarily secured by multi-family properties, primarily apartment and condominium buildings. BancPlus seeks to make multi-family residential loans to experienced real estate investors with proven track records.

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

Commercial real estate loans are often larger and involve greater risks than other types of lending. Adverse developments affecting commercial real estate values in BancPlus’ market areas could increase the credit risk associated with these loans, impair the value of property pledged as collateral for these loans, and affect BancPlus’ ability to sell the collateral upon foreclosure without a loss. Furthermore, adverse developments affecting the business operations of the borrowers of BancPlus’ owner-occupied commercial real estate loans could significantly increase the credit risk associated with these loans. Due to the larger average size of commercial real estate loans, BancPlus faces the risk that losses incurred on a small number of commercial real estate loans could have an adverse impact on its business, financial condition or results of operations.

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

BancPlus expects to continue to make residential real estate mortgage loans at a similar pace as BancPlus has in recent years so long as housing values in its markets do not deteriorate from current prevailing levels and it is able to make such loans consistent with its credit and underwriting standards. Like its commercial real estate loans, BancPlus’ residential real estate loans are secured by real estate, the value of which may fluctuate significantly over a short period of time as a result of market conditions in the area in which the real estate is located. BancPlus primarily makes its residential real estate loans to qualified individuals and investors in accordance with its real estate lending policies, which detail maximum loan to value ratios and maturities and, as result, the repayment of these loans can also be affected by adverse personal circumstances.

Mortgage Banking. BancPlus is also engaged in the residential mortgage banking business, which primarily generates income from the origination and sale of mortgage loans. BancPlus originates residential mortgage loans as a service to its existing customers and as a way to develop relationships with new customers in order to support its core banking strategy. BancPlus’ mortgage banking revenue is affected by changes in the fair value of mortgage loans originated with the intent to sell because it measures these loans at fair value under the fair value option. BancPlus looks to originate quality mortgage loans with a focus on purchase money mortgages along with a focus on refinancing primary residences. In accordance with its lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that satisfies secondary market standards as outlined by its investors and mortgage officers as to the size and complexity of the lending relationship.

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

BancPlus’ mortgage banking business is also directly impacted by the interest rate environment, increased regulation, consumer demand, driven in large part by general economic conditions and the real estate markets, and investor demand for mortgage securities. Mortgage production, especially refinancing activity, tends to decline in rising interest rate environments. While BancPlus had been experiencing historically low interest rates for an extended period of time, market interest rates rose during 2022 and BancPlus believes that interest rates may continue to rise during 2023.

Consumer Loans. BancPlus offers a variety of consumer loans, such as installment loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans. BancPlus’ consumer loans typically are part of an overall client relationship designed to support the individual consumer borrowing needs of BancPlus’ commercial loan and deposit clients, and these consumer loans are well diversified across BancPlus’ markets. Consumer loans usually have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as the loss of employment, unexpected medical costs or divorce. These loans are often secured by the underlying personal property, which typically has insufficient value to satisfy the loan without a loss due to damage to the collateral and general depreciation.

Lending Philosophy. BankPlus’ lending philosophy is driven by its commitment to thorough underwriting for all loans, local market knowledge, long-term customer relationships and a conservative credit culture. To implement this philosophy, BankPlus has established various levels of authority and review, including its Executive Loan Committee comprised of the Chief Credit Officer and other lending executives. In its review, BankPlus emphasizes cash flow and secondary and tertiary repayment sources such as guarantors.

Lending Policies. BankPlus has established standard documentation and policies based on the type of loan. BankPlus also has established a loan committee comprised of its senior executive lending officers. Credits of $15 million or greater are generally presented for review or approval prior to committing to the loan. The Executive Loan Committee generally meets weekly and on an ad hoc basis as needed. Relationships between $5 million and $15 million must be approved by two voting members of the loan committee and a Credit Officer. Credit Officers approve relationships between $1 million and $5 million. Relationships under $1 million are generally approved by a local market or regional president.

Loan Approval Process. The loan approval process at BankPlus is characterized by local authority supported by a risk control environment that provides for prompt and thorough underwriting of loans. BankPlus’ localized decision-making is reinforced through a centralized review process supported by technology that monitors all credits to ensure compliance with its credit policies. BankPlus’ loan approval method is based on a hierarchy of individual lending authorities for new credits and renewals granted to its individual bankers, market presidents, credit officers, senior management and Executive Loan Committee. The BankPlus board of directors establishes the maximum individual lending limits at each level and its senior management team sets individual authorities within these maximum limits to each individual based on demonstrated experience and expertise, and are periodically reviewed and updated. BankPlus believes that the ability to have individual loan authority up to specified levels based on experience and track record coupled with appropriate approval limits for its market presidents and credit officers allows it to provide prompt and appropriate responses to its clients while still allowing for the appropriate level of oversight.

As a relationship-oriented lender, rather than transaction-oriented lender, BankPlus makes most of its loans to borrowers located or operating in its market area. This provides BankPlus with better understanding of their business, creditworthiness and the economic conditions in their market and industry.

In considering loans, BankPlus follows the underwriting principles set forth in its loan policy with a primary focus on the following factors:

• a relationship with its clients that provides BankPlus with a complete understanding of their financial condition and ability to repay the loan;
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

Deposits and Other Sources of Funds

An important aspect of BancPlus’ business franchise value is the ability to gather deposits. BancPlus offers its customers a variety of deposit products, including checking accounts, savings accounts, money market accounts, certificates of deposit and other deposit accounts, through multiple channels, including its extensive network of 94 branch locations. As of December 31, 2022, BancPlus held $5.825 billion of total deposits. As of December 31, 2022, 97.1% of its total deposits were core deposits (defined as total deposits excluding time deposits greater than $250,000 and brokered deposits). BancPlus obtains most of its deposits from individuals, small businesses and municipalities in its market areas. BancPlus solicits deposits from these target segments through its local bankers, sophisticated product offerings and its brand-awareness initiatives, such as its community focused marketing and high-visibility branch locations. BancPlus believes that the rates it offers for core deposits are competitive with those offered by other financial institutions in its market areas. Secondary sources of funding include advances from the Federal Home Loan Bank of Dallas, borrowings at the Federal Reserve Discount Window and other borrowings. These secondary sources enable BancPlus to borrow funds at rates and terms, which, at times, are more beneficial to BancPlus.

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

Wealth Management and Investment Services

BancPlus offers a variety of investment management services to affluent and high net worth individuals and families through the BankPlus Wealth Management Group, which has been serving clients for over 20 years. BancPlus focuses on providing customized investment solutions to best fit its clients’ risk tolerance and achieve their financial objectives. Additionally, BancPlus provides asset management and financial planning services, including retirement plan services and administration, personal trusts and estates, portfolio management, institutional trusts and court appointed trust services.

Other Banking Services

Given customer demand for increased convenience and account access, BancPlus offers a range of products and services, including 24-hour Internet banking and voice response information, 7:00 a.m. to 7:00 p.m. banking in certain branch locations, mobile applications, cash management, overdraft protection, direct deposit, safe deposit boxes, and automatic account transfers. BancPlus earns fees for some of these services. BancPlus also receives ATM transaction fees from transactions performed by its customers participating in a shared network of ATMs and a debit card system that its customers can use throughout the United States as well as in other countries. Further, BancPlus offers ITMs, which are discussed in “Information Technology Systems” below in this section.

Enterprise Risk Management

BancPlus’ operating model demands a strong risk culture built to address multiple areas of risk, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk. BancPlus’ risk culture is supported by significant investments in the right people and technologies to protect its business. The BancPlus board of directors is ultimately responsible for overseeing risk management at both the holding company and BankPlus level. BancPlus seeks to prudently identify and manage its risks through a disciplined, enterprise-wide approach to risk management, particularly credit, compliance and interest rate risk. BancPlus’ risk management framework is overseen by the Chief Risk Officer who has more than 30 years of banking experience. BancPlus also maintains a risk management committee at BankPlus. BancPlus’ comprehensive risk management framework is designed to complement its core strategy of empowering its experienced, local bankers with local decision-making to better serve its clients.

BancPlus endeavors to maintain asset quality through an emphasis on local market knowledge, long-term client relationships, and a conservative credit culture. BancPlus’ credit policies support its goal of maintaining sound credit quality standards while achieving balance sheet growth, earnings growth, appropriate liquidity and other key objectives. BancPlus’ loan policies are designed to provide its bankers with a sufficient degree of flexibility to permit them to deliver responsive and effective lending solutions to clients while maintaining appropriate credit quality. Furthermore, BancPlus aims to hire bankers and associates for the long-term by incentivizing them to focus on long-term credit quality. Since lending represents credit risk exposure, the BancPlus board of directors and its duly appointed committees seek to ensure that BankPlus maintains appropriate credit quality standards. BancPlus has established asset oversight committees to administer the loan portfolio, such as the Executive Loan Committee, which meets regularly to review the lending activities of BankPlus.

Credit Risks. The principal economic risks associated with each category of loans that BancPlus makes are the creditworthiness of the borrower and the ability of the borrower to repay the loan. General economic conditions, including interest rates, inflation and the demand for the commercial borrower’s products and services, as well as other factors affecting a borrower’s customers, suppliers and employees, all affect borrower creditworthiness. Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower’s management. Consumer loan repayments depend upon the borrower’s financial stability and are more likely than commercial loans to be adversely affected by divorce, job loss, illness and other personal hardships.

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
As of December 31, 2022, BancPlus conducted business through 94 branches across Mississippi, Alabama, Louisiana, and Florida. Many other commercial banks, savings institutions and credit unions have offices in BancPlus’ primary market areas. These institutions include many of the largest banks operating in Mississippi, some of which are also among the largest banks in the country. Many of BancPlus’ competitors serve the same counties as BancPlus does. BancPlus’ competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that BancPlus may not currently offer, and may better afford and make broader use of media advertising, support services and electronic technology than BancPlus does. To offset these competitive disadvantages, BancPlus depends on its reputation as having greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.

Human Capital Resources

As of December 31, 2022, BancPlus had 1,173 full-time equivalent employees. As of that date, the average tenure for all of BancPlus’ full-time employees was approximately nine years while the average tenure of BancPlus’ executive officers was over 19 years. None of BancPlus’ employees is represented by collective bargaining agreements. BancPlus believes its employee relations to be good. BancPlus cares deeply about what kind of environment it fosters for its employees, so BancPlus continuously strives to improve programs, empowerment, satisfaction and benefits. BancPlus employees are part of a challenging and rewarding work environment, with high-performance and excellence integrated into all that BancPlus does.

BancPlus’ culture of empowerment is designed to promote commitment to improve the lives of those in the communities it serves. This commitment is evidenced by BancPlus’ core purpose that it enriches lives and builds stronger communities. That commitment has been a central pillar in BancPlus’ approach to its employees and the communities BancPlus has served for over 110 years. BancPlus’ culture is designed to adhere to the timeless values of integrity, trust, respect, passion, service, accountability, teamwork and innovation. In keeping with that culture, BancPlus expects its people to treat each other and BancPlus’ customers with the highest level of honesty and respect. BancPlus empowers its employees to go out of their way to do the right thing. BancPlus’ culture stems in part from its employees owning approximately 13% of its common stock as of December 31, 2022.

BancPlus dedicates resources to promote a safe and inclusive workplace and to attract, develop and retain talented, diverse employees. BancPlus also dedicates resources to fostering professional and personal growth with continued education. This commitment to its employees has earned BancPlus recognition by American Banker as one of the “Best Banks to Work For” for ten consecutive years. According to “Best Banks to Work For”, 92% of BancPlus’ employees are proud to work for the Company. BancPlus is one of only six banks to achieve this national recognition every year since the ranking’s inception in 2013.

BancPlus believes employing a diverse workforce enhances its ability to serve its customers and communities. BancPlus’ commitment to diversity values individual differences. BancPlus believes that respecting differences among all people is critical to delivering high-performance products and services to its customers and the communities it serves. BancPlus is committed to creating an environment where its employees and customers are treated fairly and where everyone has the opportunity to succeed. BancPlus is committed to cultivating an inclusive work environment, free of discrimination or harassment, and it will continue to promote and support diversity.

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

Set forth below is a summary of certain provisions of key federal and state laws that affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on our business, financial condition or results of operations.

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

Payment of Dividends and Other Restrictions

BankPlus is subject to certain restrictions on dividends under federal and state laws, regulations and policies. BancPlus is a legal entity separate and distinct from BankPlus and its subsidiaries. The principal source of funds for dividends paid to BancPlus shareholders has been dividends paid to BancPlus by BankPlus. Federal and state law limit BankPlus’ ability to pay dividends to BancPlus.

Under Mississippi law, BankPlus must obtain the non-objection of the MDBCF prior to paying any dividend on common stock of BankPlus.

Further, under federal law, the ability of an insured depository institution such as BankPlus to pay dividends or other distributions is restricted or prohibited if (i) the distribution would cause the institution to become undercapitalized, (ii) the institution is in default of its payment of deposit insurance assessments to the FDIC or (iii) the institution would fail to satisfy the regulatory capital conservation buffer (if applicable to the institution) following the distribution. In addition, the FDIC has the authority to prohibit BankPlus from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending upon the financial condition of BankPlus, be deemed to constitute an unsafe or unsound practice in conducting its business.

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

BancPlus Corporation issued preferred stock to the United States Treasury under the Emergency Capital Investment program made available to Community Development Financial Institutions (individually, an “ECIP recipient”). As an ECIP recipient, capital distributions are subject to restrictions set forth in Appendix A of 31 CFR Part 35, limiting share buybacks and dividends. Prior approval of the U.S. Treasury is required for BancPlus to make capital distributions in excess of its “eligible distributable income” which is calculated as the ECIP recipient’s (a) year-to-date net income as of the end of the most recent calendar quarter, plus net income for the two preceding calendar years, less (b) any dividends or capital distributions for the year-to-date as of the end of the most recent calendar quarter, and for the two preceding calendar years.

Capital Adequacy

Bank holding companies and banks are required to maintain minimum regulatory capital ratios imposed under federal capital adequacy regulations. The Federal Reserve and the FDIC, the primary federal regulators of BancPlus and BankPlus, respectively, have adopted substantially similar regulatory capital frameworks.

EGRRCPA permits most banking organizations with less than $10 billion in total consolidated assets to elect to be exempt from the agencies’ generally applicable risk-based and leverage capital rules and the capital conservation buffer described below if they satisfy a “community bank leverage ratio” (“CBLR”) requirement. In order to qualify for the CBLR exemption, a banking organization may not have off-balance sheet exposures totaling more than 25% of its assets or trading assets and liabilities totaling more than 5% of its assets. A banking organization satisfies the CBLR and is considered “well capitalized” if it maintains a ratio of Tier 1 capital to average total consolidated assets (i.e., a leverage ratio) of more than 9%. BancPlus and BankPlus elected to use the CBLR framework beginning in the third quarter of 2022.

Under the general applicable capital adequacy rules that apply to most bank holding companies and banks that have not elected to use the CBLR framework, such institutions must each maintain a common equity Tier 1 capital to total risk-weighted assets ratio of at least 4.5%, a Tier 1 capital to total risk-weighted assets ratio of at least 6%, a total capital to total risk-weighted assets ratio of at least 8%, and leverage ratio of Tier 1 capital to average total consolidated assets of at least 4%. Under these generally applicable capital adequacy rules, institutions are also required to maintain a capital conservation buffer of common equity Tier 1 capital of at least 2.5% of risk-weighted assets in addition to the minimum risk-based capital ratios in order to avoid certain restrictions on capital distributions and discretionary bonus payments.

Under the capital rules, common equity Tier 1 capital generally includes certain common stock instruments (plus any related surplus), retained earnings, and certain minority interests in consolidated subsidiaries (subject to certain limitations). Additional Tier 1 capital generally includes noncumulative perpetual preferred stock (plus any related surplus) and certain minority interests in consolidated subsidiaries (subject to certain limitations). Tier 2 capital generally includes certain subordinated debt (plus related surplus), certain minority interests in consolidated subsidiaries (subject to certain limitations), and a portion of the allowance for loan and lease losses (“ALLL”). Common equity tier 1 capital, additional Tier 1 capital, and Tier 2 capital are each subject to various regulatory deductions and adjustments. The risk-based capital standards of the generally applicable capital adequacy rules are designed to make regulatory capital requirements sensitive to differences in risk profile by risk weighting assets and off-balance-sheet exposures based on risk categories.

Failure to meet their applicable capital requirements could subject BancPlus and BankPlus to a variety of enforcement actions, including issuance of a capital directive, the termination of deposit insurance by the FDIC, and certain other restrictions on its business.

In addition, under the FDIC’s “prompt corrective action” framework, the FDIC may impose various restrictions, including limitations on growth and the payment of dividends, if an insured depository institution such as BankPlus becomes undercapitalized. Because it has elected to use the CBLR framework, BankPlus is considered “well capitalized” if it maintains a ratio of Tier 1 capital to average total assets of more than 9%. An insured depository institutions that has not elected to use the CBLR framework would be considered to be “well capitalized” if it has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a total risk-based capital ratio of 10% or greater, and a leverage ratio of 5% or greater, and is not subject to any order or written directive by its primary regulator to meet and maintain a specific capital level for any capital measure.

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

At December 31, 2022, BancPlus exceeded the minimum CBLR requirement, maintaining a ratio of Tier 1 capital to average total consolidated assets equal to 10.54%. At December 31, 2022, BankPlus exceeded the minimum CBLR requirement, maintaining a ratio of Tier 1 capital to average total consolidated assets equal to 9.31%, and was “well-capitalized” for prompt corrective action purposes based on its CBLR.

Under a December 2018 final rule, banking organizations may elect to phase in the regulatory capital effects of the current expected credit losses (“CECL”) model, the new accounting standard for credit losses, over three years. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) permits financial institutions to defer temporarily the use of CECL. In a related action, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020, that allows banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available in December 2018. BancPlus and BankPlus have elected to defer the regulatory capital effects of CECL in accordance with the interim final rule, and not to apply the deferral of CECL available under the CARES Act. Under the regulations, BancPlus is required to begin the three-year transition in the first fiscal year it has adopted CECL, which for BancPlus is 2023. As a result, the regulatory capital impact of BancPlus’ adoption of CECL is being phased in from January 1, 2023 through December 31, 2025.

Transactions with Affiliates and Insiders, Tying Arrangements, and Lending Limits

BankPlus is subject to certain restrictions in its dealings with BancPlus and its affiliates. Transactions between banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as implemented by Regulation W, which the Federal Deposit Insurance Act makes applicable to a state non-member bank like BankPlus in the same manner and to the same extent as if it were a member bank. An affiliate of a bank typically is any company or entity that controls or is under common control with the bank, including the bank’s parent holding company and non-bank subsidiaries of that holding company. Some but not all subsidiaries of a bank may be exempt from the definition of an affiliate. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions and certain other transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of a loan to an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate, and several other types of transactions. Extensions of credit to an affiliate usually must be over-collateralized.

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

FDIC Insurance Assessments

BankPlus’ deposits are insured by the DIF to the maximum extent permitted by law. BankPlus is required to pay quarterly premiums, known as assessments, for this deposit insurance coverage. The FDIC uses a risk-based assessment system that imposes insurance premiums as determined by multiplying an insured bank’s assessment base by its assessment rate. A bank’s deposit insurance assessment base is generally equal to its total assets minus its average tangible equity during the assessment period. A bank’s regular assessments are determined within a range of base assessment rates based in part on its CAMELS composite rating, taking into account other factors and adjustments. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity, and sensitivity to market and interest rate risk. The methodology that the FDIC uses to calculate assessment amounts is also based on the FDIC’s designated reserve ratio, which is currently 2%. Under the current methodology, a bank’s assessment rates are based on an initial base assessment rate of 5 to 32 cents per $100 of the assessment base, subject to certain adjustments, and, for a bank of BankPlus’ size, may range from 2.5 to 32 cents after applying adjustments.

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

Branching

As of December 31, 2022, BankPlus has branch offices in Mississippi, Alabama, Louisiana, and Florida. Current federal law generally authorizes interstate acquisitions of banks and bank holding companies without geographic limitation, so long as the acquirer satisfies certain conditions, including that it is “well capitalized” and “well managed.” Furthermore, a “well capitalized” and “well managed” bank with its main office in one state is generally authorized to merge with a bank with its main office in another state, subject to certain deposit-percentage limitations, aging requirements, and other restrictions. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. In addition, as a result of the Dodd-Frank Act, banks may establish de novo branches across state lines, subject to capital, management, and community reinvestment standards, and other restrictions.

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

On May 5, 2022 the federal bank regulatory agencies issued a proposed rule that would substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate- income individuals and neighborhoods, under the CRA. If this rule is finalized as proposed, it may become more challenging and/or costly for BankPlus and other insured depository institutions to achieve an Outstanding or Satisfactory CRA rating.

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

Financial Privacy and Cybersecurity

Under the Gramm-Leach-Bliley Act, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The Gramm-Leach-Bliley Act also provides that, with certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided, and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

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

Anti-Money Laundering and Sanctions Compliance

The Bank Secrecy Act, the USA PATRIOT Act of 2001 and other federal laws and regulations require financial institutions to, among other things, institute and maintain an effective anti-money laundering (“AML”) program. Under these laws and regulations, BankPlus is required to take steps to prevent the use of BankPlus to facilitate the flow of illegal or illicit money, to report large currency transactions, and to file suspicious activity reports. In addition, BankPlus is required to develop and implement a comprehensive AML compliance program, as well as have in place appropriate “know your customer” policies and procedures.

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

As of December 31, 2022, BancPlus’ total C&D loans (as defined in the guidance) as a percentage of capital totaled 113.7% and its total CRE loans (as defined in the guidance) as a percentage of capital totaled 339.3%.

ITEM 1A. RISK FACTORS

Certain factors may have an adverse effect on our business, financial condition or results of operations. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Any of the following risks could have an adverse effect on our business, financial condition or results of operations and could cause the value of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition or results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risk Factors Summary

The most significant risks that may have an adverse effect on our business, financial condition or results of operations are summarized below.

•We are subject to conditions in the financial markets and economic conditions in general.
•Our business and operations are concentrated in the Mississippi, Alabama, Louisiana, and Florida markets, and we are sensitive to adverse changes in the local economy and lower growth rates in that region.
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
•We are subject to the various risks associated with our banking business and operations, including, among others, credit, market, liquidity, interest rate and compliance risks, which may have an adverse effect on our business, financial condition or results of operations if we are unable to manage such risks.

•We face significant competition to attract and retain customers, which could impair our growth, decrease our profitability or result in loss of market share.
•New activities and expansion require regulatory approvals, and failure to obtain them or failure by BankPlus to perform satisfactorily on its CRA evaluations may restrict BancPlus’ growth.
•We operate in a highly regulated industry, and the current regulatory framework and any future legislative and regulatory changes may have an adverse effect on our business, financial condition or results of operations.
•We are subject to regulatory requirements, including stringent capital requirements, consumer protection laws, and anti-money laundering laws, and failure to comply with these requirements could have an adverse effect on our business, financial condition or results of operations.

Market Risks

BancPlus’ business, financial condition or results of operations may be adversely affected by conditions in the financial markets and economic conditions in general.

BancPlus’ business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. The business environment in which BancPlus operates has been impacted by the effects of worldwide macroeconomic uncertainty. Economic activity continued to improve during 2022 as COVID-19 cases declined across the United States and restrictions were lifted; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the long-term effectiveness of the COVID-19 vaccine and the economic conditions domestically and in foreign countries, including global political hostilities and other financial crises as well as the increasing amount of United States sovereign debt. Inflation has become elevated, reflecting supply and demand imbalances related to the COVID-19 pandemic, supply chain issues, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term. Strategic risk, including threats to business models from rising interest rates and modest economic growth, remains high. Management’s ability to plan, prioritize and allocate resources in this new environment will be critical to BancPlus’ ability to sustain earnings that will attract capital. Because of the complexities presented by current economic conditions, management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying assets, liabilities and revenue and effectively managing the costs of compliance.

Market interest rates rose during 2022 after an extended period at historical lows. The prolonged period of reduced interest rates in recent years, has and may continue to place pressure on net interest margins for BancPlus (as well as its competitors). Conversely, as interest rates rise, so do competitive pressures on the deposit cost of funds. It is not possible to predict the pace and magnitude of changes to interest rates, or the impact rate changes will have on BancPlus’ business, financial condition or results of operations.

It is difficult to predict the extent to which these challenging economic conditions will persist or whether recent progress in the economic recovery will instead shift to the potential for further decline. If the economy does weaken in the future, it is uncertain how BancPlus’ business would be affected and whether BancPlus would be able successfully to mitigate any such effects on its business. Accordingly, these factors in the global and the United States economies could have an adverse effect on BancPlus’ business, financial condition or results of operations.

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

The geographic concentration of BancPlus’ markets in Mississippi, Alabama, Louisiana, and Florida makes BancPlus more susceptible to adverse changes in the local economy, lower growth rates in that region, and natural disasters such as tornadoes and flooding and other catastrophic events, including climate change.

Unlike larger financial institutions that are more geographically diverse, BancPlus is primarily a Mississippi banking franchise with locations in Alabama, Louisiana, and Florida. As of December 31, 2022, most of BancPlus’ total loans (by dollar amount) were made to borrowers who reside or conduct business in the Mississippi, Alabama, Louisiana, and Florida markets, and substantially all of BancPlus’ real estate loans are secured by properties located in these markets. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of BancPlus’ portfolio, the demand for its products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. If the population, employment or income growth in any of BancPlus’ markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of BancPlus’ larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets. For these reasons, any regional or local economic downturn could have an adverse effect on BancPlus’ business, financial condition or results of operations.

In addition, the Mississippi, Alabama, Louisiana, and Florida economies have lately grown at overall rates that are lower than the United States economy as a whole. For its market share to increase substantially, BancPlus must attract customers from its competitors. If BancPlus is unable to do so, it may be unable to execute its business strategy, which could have an adverse effect on its business, financial condition or results of operations.

Further, the markets where a significant portion of BancPlus’ business is generated from have been, and may continue to be, susceptible to damage by major seasonal flooding, tornadoes, hurricanes and other natural disasters and adverse weather, as well as public health crises and other catastrophic events, including the effects of climate change. Natural disasters, public health crises, or other catastrophic events can disrupt BancPlus’ operations, cause widespread property damage, and severely depress the local economies in which it operates. Additionally, acts of war or terrorism, civil unrest, public health crises and other adverse external events could have a significant impact on BancPlus’ business, financial condition or results of operations. If the economies in BancPlus’ primary markets experience an overall decline as a result of a natural disaster, adverse weather, the effects of climate change, a public health crisis or other catastrophic or adverse external event, demand for loans and BancPlus’ other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and loan losses may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be adversely affected by a disaster. Natural or man-made disasters, public health crises or other catastrophic events, including the effects of climate change, could, therefore, result in decreased revenue and loan losses that could have an adverse effect on BancPlus’ business, financial condition or results of operations.

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

BancPlus’ growth over the past several years has been partially attributable to its ability to originate and retain relatively large loans given its asset size. As of December 31, 2022, BancPlus’ 20 largest borrowing relationships represented 8.39% of its total outstanding loan portfolio, including mortgage loans held for sale, and 11.08% of its total commitments to extend credit. Along with other risks inherent in BancPlus’ loans, such as the deterioration of the underlying businesses or property securing these loans, the larger size of these loans presents a risk to its lending operations. If any of its largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, BancPlus’ nonperforming loans and its provision for loan losses could increase significantly, which could have an adverse effect on its business, financial condition or results of operations.

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
•its ability to successfully integrate acquisitions or realize anticipated benefits from acquisitions;
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

Credit, Liquidity and Capital Risks

BancPlus is subject to credit risk, and may not be able to adequately measure and limit its credit risk, which could lead to unexpected losses.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities. BankPlus also has the ability to borrow from the FHLB and the Federal Reserve Bank of St. Louis, which provides it access to a secondary source of funds. BancPlus may also borrow funds from third-party lenders, such as other financial institutions. An additional source of funds is the proceeds from the issuance and sale of BancPlus’ equity and debt securities to investors. BancPlus’ access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable to it, could be impaired by factors that affect BancPlus directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. BancPlus’ access to funding sources could also be affected by a decrease in the level of its business activity as a result of a downturn in its primary market area or by one or more adverse regulatory actions against it.

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

Like most financial institutions, BancPlus’ earnings depend to a great extent upon the level of its net interest income, or the difference between the interest income it earns on loans, investments and other interest earning assets, and the interest it pays on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease BancPlus’ net interest income depending on the make-up of its assets and liabilities. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2022, 34.30% of BancPlus’ interest earning assets and 21.30% of its interest-bearing liabilities were variable rate. These percentages of variable rate balances, as well as the terms of BancPlus’ fixed rate interest-bearing balances, resulted in a slightly asset sensitive balance sheet as December 31, 2022. Assuming a stable product mix, no change in customer behavior, no change in yield curve and stability of related items, BancPlus’ net interest income would increase with rising interest rates and decrease with falling interest rates.

Additionally, an increase in interest rates may, among other things, reduce the demand for loans, decrease loan repayment rates, and increase early withdrawals on term deposits. The Federal Reserve has raised interest rates in 2022 and 2023 and also has indicated that it expects to continue to raise rates. In contrast, a decrease in the general level of interest rates could affect BancPlus through, among other things, increased prepayments on its loan portfolio, and its cost of funds may not fall as quickly as yields on earning assets. BancPlus’ asset-liability management strategy may not be effective in mitigating exposure to the risks related to changes in market interest rates.

Because a significant portion of BancPlus’ loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing BancPlus’ real estate loans and result in loan and other losses.

Real estate values in BancPlus’ markets have experienced periods of fluctuation over the last several years, and recovery from declines in value has been slow and uneven and illiquidity of real estate holdings has increased. The market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2022, $4.9 billion, or 84.6%, of BancPlus’ total loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of BancPlus’ markets could increase the credit risk associated with its loan portfolio, and could result in losses that adversely affect its business, financial condition or results of operations. Negative changes in the economy affecting real estate values and liquidity in BancPlus’ market areas could significantly impair the value of property pledged as collateral on loans and affect its ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Further, if real estate values decline, it is also more likely that BancPlus would be required to increase its allowance for loan losses. Such events could have an adverse effect on BancPlus’ business, financial condition or results of operations.

In particular, as of December 31, 2022, BankPlus and BancPlus’ wholly owned subsidiary, Oakhurst Development, Inc. (“Oakhurst”), carry an aggregate of $4.2 million in other real estate owned (“OREO”) acquired by foreclosure or otherwise in satisfaction of debts previously contracted. Although foreclosures and acquisitions of OREO are expected, negative changes in the economy affecting real estate values and the liquidity of real estate in BancPlus’ market areas could force BancPlus to foreclose upon collateral, which could significantly impair the value of property carried in its OREO accounts, increase the loss associated with OREO and affect BancPlus’ ability to sell such real estate without additional loss. Further, as of December 31, 2022,

BancPlus’ commercial real estate loans totaled $3.2 billion, or 55.6%, of its total loan portfolio. These loans expose BancPlus to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with BancPlus’ residential or consumer loan portfolios. Unexpected deterioration in the credit quality of BancPlus’ commercial real estate loan portfolio would require it to increase its provision for loan losses, which would reduce its profitability and could adversely affect its business, financial condition or results of operations.

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

Historically, BancPlus has originated its mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, BancPlus is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require BancPlus to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event it breaches these representations and warranties. In addition, BancPlus may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims, BancPlus’ liquidity could diminish, which could have an adverse effect on its business, financial condition or results of operations. During 2022 and 2021 BancPlus was not required to repurchase any material amount of mortgage loans sold into the secondary market.

BancPlus’ allowance for loan losses may prove to be insufficient to absorb losses inherent in its loan portfolio, which could have an adverse effect on its business, financial condition or results of operations.

BancPlus’ experience in the banking industry indicates that some portion of its loans will not be fully repaid in a timely manner or at all. Accordingly, BancPlus maintains an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in its loan portfolio. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires BancPlus to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. As of December 31, 2022, BancPlus’ allowance for loan losses was $42.9 million. Inaccurate management assumptions, continued deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, temporary modifications, loan forgiveness, automatic forbearance and other factors, both within and outside of BancPlus’ control, may require it to increase its allowance for loan losses. In addition, federal and state banking regulators, as an integral part of their periodic examination, review the adequacy of BancPlus’ allowance for loan losses and may direct it to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, BancPlus may need additional provision for loan losses to restore the adequacy of its allowance for loan losses. If BancPlus is required to materially increase its level of allowance for loan losses for any reason, such increases could have an adverse effect on its business, financial condition or results of operations.

BancPlus is dependent upon significant noninterest income, including deposit fees, some of which are under continual review by federal regulators and Congress.

As of December 31, 2022, BancPlus’ noninterest income, including service charges on deposits, totaled $70.2 million and constituted 22.2% of total revenue. BancPlus’ transaction account deposit base generates a significant contribution to its noninterest income through service charges on deposit accounts, largely in the form of overdraft fees, non-sufficient fund fees, and other deposit related service charges. BankPlus offers a discretionary overdraft service and many of BancPlus’ deposit customers elect to use this service, which will generate overdraft fees when the service is accessed. Such programs are under continual scrutiny by federal bank regulators as well as consumer rights groups. While BancPlus continually adjusts to comply with industry best practices, federal bank regulators or Congress could impose additional restrictions on overdraft programs, which could reduce fees on the products offered. Because BancPlus derives a significant portion of its revenues from noninterest income, a reduction in such fees could have an adverse impact on its business, financial condition or results of operations.

If BancPlus were to lose its status as a Community Development Financial Institution (“CDFI”), its ability to obtain grants and awards as a CDFI like those it has received in the past may be diminished or lost.

A portion of BancPlus’ community development business has historically been augmented by its status as a CDFI. CDFI status increases the potential for receiving grants and awards that, in turn, enable a financial institution to increase the level of community development financial services that it provides to communities. In the event BancPlus does not meet one or more of the annual recertification criteria, the CDFI Fund, in its sole discretion, may provide an opportunity for BancPlus to cure deficiencies prior to issuing a notice of termination of certification. From 2014 through the current period, BancPlus has received an aggregate of $11.8 million in grants made possible due to its status as a CDFI. Additionally, from time to time the CDFI Fund considers changes to the CDFI eligibility criteria, including through a request for public comment on changes to CDFI certification policies that the CDFI Fund released in May 2020. Any loss of BancPlus’ status as a CDFI, and the resulting inability to obtain certain grants and awards received in the past, could have an adverse effect on BancPlus’ business, financial condition or results of operations.

The fair value of BancPlus’ investment securities can fluctuate due to factors outside of its control.

As of December 31, 2022, the fair value of BancPlus’ portfolio of available for sale investment securities was approximately $623.9 million, which included a net unrealized loss of approximately $57.4 million. Factors beyond BancPlus’ control can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions, defaults by the issuer, changes in market interest rates and instability in the capital markets. Many factors could cause other-than-temporary impairments and realized or unrealized losses in future periods. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

Operational Risks

BancPlus’ risk management framework may not be effective in mitigating risks associated with new or existing lines of business and/or losses to BancPlus.

BancPlus’ risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which it is subject, including, among others, credit, market, liquidity, interest rate and compliance. BancPlus’ framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Its risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss. If its risk management framework is not effective, BancPlus could suffer unexpected losses and its business, financial condition or results of operations could be adversely affected. BancPlus may also be subject to potentially adverse regulatory consequences.

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

Third parties provide key components of BancPlus’ business infrastructure such as data processing, internet connections, network access, core application processing, statement production and other services. BancPlus’ business depends on the successful and uninterrupted functioning of its information technology and telecommunications systems and third-party servicers, in particular due to the increase in remote work that began during the COVID-19 pandemic. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt BancPlus’ operations. Because its information technology and telecommunications systems interface with and depend on third-party systems, BancPlus could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with BancPlus’ third party service providers could entail significant delay and expense. Moreover, the laws and policies on oversight of third-party service providers that the federal banking agencies implement impose additional compliance burdens on BankPlus and potential liability exposure. If BancPlus is unable to efficiently replace ineffective service providers, or if it experiences a significant, sustained, or repeated system failure or service denial, it could compromise its ability to operate effectively, damage its reputation, result in a loss of customer business, and subject it to additional regulatory scrutiny and possible financial liability, any of which could have an adverse effect on its business, financial condition or results of operations.

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

This also includes estimates, judgments and assumptions for assessing the amortization/accretion of purchase accounting fair value differences and the impairment of long-lived assets, goodwill and other intangible assets in connection with the FTC Merger. In particular, Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” is effective for BancPlus for annual and interim periods beginning on January 1, 2023 and replaces the incurred loss impairment methodology with the CECL methodology. The CECL methodology requires management consideration of a broader range of information to determine credit loss estimates and could result in a significant increase in the allowance for credit losses through the increased provision; result in negative adjustment to retained earnings and, correspondingly, BancPlus’ regulatory capital levels; and enhance volatility in loan loss provision and allowance levels from quarter to quarter and year to year. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if the relevant factual assumptions are accurate, BancPlus’ decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools used by management. Any such failures in BancPlus’ processes for producing accounting estimates and managing risks could have an adverse effect on its business, financial condition or results of operations.

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

In particular, in the first quarter of 2023, BancPlus transitioned to CECL from the current incurred loss method and recognized a one-time, after-tax cumulative effect adjustment of $25.0 million to retained earnings. Regulations of the federal banking agencies provide an optional CECL transition provision that allows a banking organization that experiences a reduction in retained earnings as of its CECL adoption date to elect to phase in the regulatory capital impact of that reduction over a three-year period. Under the regulations, BancPlus is required to begin the three-year transition in the first fiscal year it has adopted CECL, which for BancPlus is 2023. As a result, the regulatory capital impact of BancPlus’ adoption of CECL is being phased in from January 1, 2023 through December 31, 2025.

It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material effect on our business, financial condition or results of operations.

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

In the course of its business, BancPlus may purchase real estate, or it may foreclose on and take title to real estate. As a result, BancPlus could be subject to environmental liabilities with respect to these properties. BancPlus may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if BancPlus is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could have an adverse effect on BancPlus’ business, financial condition or results of operations.

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

BancPlus’ independent registered public accounting firm is not required by Public Company Accounting Oversight Board standards to formally attest to the effectiveness of BancPlus’ internal control over financial reporting until after BancPlus is no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), but no later than December 31, 2025. At such time, BancPlus’ independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which BancPlus’ internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on BancPlus’ business, financial condition or results of operations.

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

BancPlus’ industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have an adverse effect on its business, financial condition or results of operations.

BancPlus operates in a highly regulated environment, and the laws and regulations that govern its operations, corporate governance, executive compensation and accounting principles, or changes in them, or its failure to comply with them, could subject it to regulatory action or penalties.

BancPlus and BankPlus are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of its operations. These laws and regulations are generally intended to protect customers, depositors, the DIF and the overall financial stability of the United States, rather than shareholders or counterparties. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which BancPlus and BankPlus can engage, require BancPlus to dedicate significant resources to its AML program and OFAC compliance, limit the dividends or distributions that BankPlus can pay to BancPlus, and that BancPlus can pay to its shareholders, and impose certain specific accounting requirements on BancPlus that may be more restrictive and may result in greater or earlier charges to earnings or reductions in BancPlus’ capital than GAAP would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. BancPlus’ failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject BancPlus to restrictions on its business activities, fines and other penalties, any of which could adversely affect its results of operations, capital base and the value of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive. Any of these laws and regulations, and the supervisory framework applicable to BancPlus’ industry, could have an adverse effect on its business, financial condition or results of operations.

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

If BankPlus does not meet certain minimum capital requirements as described in Note 19 Regulatory Matters to our Consolidated Financial Statements, it will be subject to prompt corrective action by the FDIC. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. While BancPlus is not subject to formal capital planning requirements at its size, it prepares a capital plan. Even if BancPlus satisfies the objectives of its capital plan and meets minimum capital requirements, it is possible that BancPlus’ regulators may ask it to raise additional capital which could require BancPlus to raise additional capital or reduce its operations. Even if BancPlus satisfies all applicable regulatory capital minimums, its regulators could ask it, and in some cases, require it, to maintain capital levels which are significantly in excess of those minimums. BancPlus’ ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on its financial condition and performance. Accordingly, BancPlus cannot assure you that it will be able to raise additional capital if needed or on terms acceptable to it. If BancPlus fails to maintain capital to meet regulatory requirements, it could be subject to enforcement actions or other regulatory consequences, which could have an adverse effect on its business, financial condition or results of operations.

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

In addition, the CFPB has rulemaking authority, including with respect to prohibiting unfair, deceptive or abusive acts or practices and the approach of the CFPB to interpretation and enforcement of the consumer financial protection laws has varied considerably over the years depending on its leadership, and it is difficult to predict what actions the CFPB may take in the future. Such actions could result in changes to pricing, practices, products and procedures, and could also result in increased costs related to regulatory oversight, supervision and examination. These changes could have an adverse effect on BancPlus’ business, financial condition or results of operations.

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

New activities and expansion require regulatory approvals, and failure to obtain them, or failure by BankPlus to perform satisfactorily on its CRA evaluations may restrict BancPlus’ growth.

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

Additionally, the federal banking agencies released a rule proposal in May 2022 that may make it more challenging and/or costly for insured depository institutions to achieve an Outstanding or Satisfactory CRA rating. If BankPlus is unable to maintain at least a “Satisfactory” CRA rating, its ability to complete the acquisition of another financial institution or open a new branch will be adversely impacted. If BankPlus received an overall CRA rating of less than “Satisfactory,” the FDIC would not re-evaluate its rating until its next CRA examination, which may not occur for several more years, and it is possible that a low CRA rating would not improve in the future. BankPlus received a rating of “Outstanding” in its most recent CRA performance evaluation, as of March 22, 2021.

In addition to the acquisition of existing financial institutions, as opportunities arise, BancPlus may continue de novo branching as a part of its organic growth strategy. De novo branching and any acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals, or the imposition of certain conditions or restrictions as a part of such approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches could impact BancPlus’ business plans and restrict its growth.

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

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expenses associated with the foreclosure process or prevent BancPlus from foreclosing at all. While historically the states in which BancPlus operates have had foreclosure laws that are favorable to lenders, a number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, and BancPlus cannot be certain that the states in which it operates will not adopt similar legislation in the future. Additionally, federal regulators have prosecuted a number of mortgage servicing companies for alleged consumer law violations. If additional new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such laws or regulations could have an adverse effect on BancPlus’ business, financial condition or results of operation.

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

In addition, BancPlus has sold loans to third parties. In connection with these sales, BancPlus or certain of its subsidiaries or legacy companies make or have made various representations and warranties, breaches of which may result in a requirement that BancPlus repurchase the loans, or otherwise make whole or provide other remedies to counterparties. These aspects of BancPlus’ business or its failure to comply with applicable laws and regulations could possibly lead to civil and criminal liability; loss of licensure; damage to BancPlus’ reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could adversely affect BancPlus’ business, financial condition or results of operations.

Increases in FDIC insurance premiums could adversely affect BancPlus’ business, financial condition or results of operations.

The deposits of BankPlus are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. BankPlus’ regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels, other financial measurements and the level of supervisory concern that it poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions, and we cannot predict what insurance assessments will be in the future. During the COVID-19 pandemic, the amount of total estimated insured deposits grew very rapidly while the funds in the DIF grew at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022 the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2%. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including BankPlus, will generally increase. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce BancPlus’ profitability or limit its ability to pursue certain business opportunities, which could adversely affect BancPlus’ business, financial condition or results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect BancPlus’ business, financial condition or results of operations.

In addition to being affected by general economic conditions, BancPlus’ earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although the Federal Reserve has raised interest rates in 2022 and 2023 and has indicated that it expects to continue to raise rates, changes to its monetary policy and the timing of them are not certain. The effects of such policies upon BancPlus’ business, financial condition or results of operations cannot be predicted.

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

Reforms to and planned discontinuation of LIBOR as a benchmark interest rate may adversely affect our business.

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

The Federal Reserve, based on the recommendations of the Federal Reserve Bank of New York’s Alternative Reference Rate Committee, has begun publishing the SOFR, which is intended to replace LIBOR. Additionally, on March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act as part of the Consolidated Appropriations Act, 2022, which provides for the substitution of SOFR in any LIBOR-based contract that does not include clear fallback language, once LIBOR is discontinued. Although SOFR appears to be the preferred replacement rate for LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. SOFR differs from LIBOR in a number of respects, including that SOFR is deemed a credit risk-free rate while LIBOR incorporates an evaluation of credit risk. In addition, the SOFR methodology has not been tested for an extended period of time, which may limit market acceptance of the use of SOFR. In December the Federal Reserve released Regulation ZZ implementing the LIBOR Act to govern legacy instruments issued under LIBOR with no imbedded rate replacement language. It applies automatically to TRUPS with no provision to substitute a rate and provides a corresponding SOFR rate with an adjustment.

BancPlus has selected SOFR as its primary replacement index for existing LIBOR-based loans. The transition from LIBOR to SOFR, if not sufficiently planned for and managed by BancPlus, could adversely affect BancPlus’ business, financial condition or results of operation by, among other things, resulting in BancPlus incurring significant expenses in effecting the transition and subjecting BancPlus to disputes or additional scrutiny in connection with its use of substitute indices.

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

Holders of BancPlus common stock are entitled to receive only such cash dividends as the board of directors may declare out of funds legally available for the payment of dividends. However, the amount and frequency of cash dividends, if any, will be determined by the BancPlus board of directors after consideration of a number of factors, including, but not limited to: (1) BancPlus’ historical and projected financial condition, liquidity and results of operations; (2) BancPlus’ capital levels and needs; (3) any acquisitions or potential acquisitions that BancPlus is considering; (4) contractual, statutory and regulatory prohibitions and other limitations; (5) general economic conditions; and (6) other factors deemed relevant by the BancPlus board of directors. BancPlus’ ability to pay dividends may also be limited on account of BancPlus’ outstanding indebtedness and preferred stock, as it generally must make payments on its junior subordinated debentures, its outstanding indebtedness, and, beginning in 2025, its outstanding preferred stock before any dividends can be paid on BancPlus’ common stock. Finally, because BancPlus’ primary asset is its investment in the stock of BankPlus, BancPlus is dependent upon dividends from BankPlus to pay its operating expenses, satisfy its obligations and pay dividends on BancPlus common stock, and BankPlus’ ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the board of directors of BankPlus. There are numerous laws and banking regulations and guidance that limit BancPlus’ and BankPlus’ ability to pay dividends. Therefore, there can be no assurance that BancPlus will pay any dividends to holders of its common stock, or as to the amount of any such dividends.

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

With limited exceptions, federal regulations generally prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (or more than 5% if the acquirer is a bank holding company) of any class of BancPlus’ voting stock or obtaining the ability to control in any manner the election of a majority of the directors or otherwise direct the management or policies of BancPlus without prior notice or application to, and the approval of, the Federal Reserve. Companies investing in banks and bank holding companies receive additional review and may be required to become bank holding companies, and therefore become subject to regulatory supervision. Accordingly, prospective investors must be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of BancPlus common stock. These provisions could discourage third parties from seeking to acquire significant interests in BancPlus or in attempting to acquire control of BancPlus, which, in turn, could adversely affect the value of BancPlus common stock.

Because BancPlus has elected to use the extended transition period for complying with new or revised accounting standards for an emerging growth company, BancPlus’ consolidated financial statements may not be comparable to companies that comply with these accounting standards, and BancPlus may incur additional costs when it is no longer an emerging growth company.

BancPlus is currently an “emerging growth company” as defined in the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows BancPlus to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, BancPlus’ consolidated financial statements may not be comparable to companies that comply with these accounting standards and investors may have difficulty evaluating or comparing BancPlus’ business, financial condition or results of operations in comparison to other public companies. This may have a negative impact on the value and liquidity of BancPlus common stock. BancPlus cannot predict if investors will find its common stock less attractive because BancPlus plans to continue to rely on this exemption.

Additionally, beginning with the time BancPlus is no longer an emerging growth company, but no later than December 31, 2025, BancPlus will be required to engage its independent registered public accounting firm to audit and opine on the design and operating effectiveness of its internal control over financial reporting. This process will require significant documentation of policies, procedures and systems, and review of that documentation and testing of BancPlus’ internal control over financial reporting by its internal auditing and accounting staff and its independent registered public accounting firm. This process will require considerable time and attention from management, which could prevent BancPlus from successfully implementing its business initiatives and improving its business, financial condition or results of operations, strain its internal resources, and increase its operating costs. BancPlus may experience higher than anticipated operating expenses, including those associated with SEC reporting, and outside auditor fees during the implementation of these changes and thereafter.

General Risk Factors

BancPlus’ business strategy includes growth, and our business, financial condition or results of operations could be negatively affected if BancPlus fails to grow or fails to manage growth effectively.

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

Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. For example, a final rule that the federal banking agencies issued in November 2021 requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. Ensuring that BancPlus’ collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase its costs. Furthermore, BancPlus may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with BancPlus, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or other were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), BancPlus could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of BancPlus’ measures to safeguard personal information, or even the perception that such measures are inadequate, could cause BancPlus to lose customers or potential customers for its products and services and thereby reduce its revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject BancPlus to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage its reputation and otherwise adversely affect its business, financial condition, or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

BancPlus’ executive offices and those of BankPlus are located at 1068 Highland Colony Parkway, Ridgeland, Mississippi 39157 and, as of December 31, 2022, we operated 94 branch offices in Mississippi, Alabama, Louisiana, and Florida.

As of December 31, 2022 BankPlus owned 83 of its branch offices. The other facilities are occupied under lease agreements, terms of which range from 1 to 98 years. BancPlus believes that its banking and other facilities are in good condition and are suitable and adequate to meet its needs.

ITEM 3. LEGAL PROCEEDINGS

For information about our legal proceedings refer to Footnote 18 to our Notes to Consolidated Financial Statements for the year ended December 31, 2022 contained in Part II, Item 8 of this Annual Report on Form 10-K.

In addition to the above, the Company, including its subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

There is no public trading market for BancPlus common stock. At February 28, 2023, there were 1,134 holders of record of our common stock as reported by our transfer agent. Because there have been no recent private sales of BancPlus common stock of which BancPlus is aware, no recent price data regarding BancPlus common stock is available.

Issuer Purchases of Equity Securities

Not applicable.

Dividends

We intend to pay quarterly cash dividends on our common stock, subject to approval by our board of directors. Although we expect to pay dividends according to our dividend policy, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account our earnings, capital requirements, financial condition and any other relevant factors and legal requirements. The primary source for dividends paid to shareholders are dividends paid to the Company from the Bank. There are regulatory restrictions on the ability of the Bank to pay dividends. See “Payment of Dividends and Other Restrictions” in Item 1 of this Annual Report on Form 10-K for further discussion. Therefore, there can be no assurance that we will pay any dividends to holders of our common stock or the amount of any such dividends.

Recent Sales of Unregistered Securities

In connection with the appointments of Staci H. Tyler and Ryan Lopiccolo to the BancPlus board of directors, on October 18, 2022, we sold 100 shares of our common stock to Ms. Tyler and 100 shares of our common stock to Mr. Lopiccolo at a price of $64.25 per share.

Each of the issuances listed above was exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of BancPlus’ financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Our wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of December 31, 2022, we operated 94 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a diversified, stable deposit mix and a diversified loan portfolio. As of December 31, 2022, we had $5.825 billion of total deposits, and our deposit base consisted of 97.1% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 0.27% for the year ended December 31, 2022. Our loan portfolio was comprised of 74.0% commercial loans and 26.0% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi MSA as of June 30, 2022, and we believe we are well-positioned for future growth.
2022 Fiscal Year Highlights

•Net income for the year ended December 31, 2022 was $60.8 million, compared with $56.5 million for the same period of 2021
•Diluted earnings per share for the year ended December 31, 2022 were $5.41, compared with $5.62 for the same period of 2021
•Net interest income was $219.8 million for the year ended December 31, 2022, compared with $168.1 million for the same period of 2021
•Total loans held for investment were $5.824 billion at December 31, 2022, compared with $3.619 billion at December 31, 2021

Results of Operations

The following discussion of BancPlus’ results of operations compares the year ended December 31, 2022 to the year ended December 31, 2021. For additional information on BancPlus’ financial condition as of December 31, 2021 and results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2021.
Net Income

Net income for the years ended December 31, 2022 and 2021 was $60.8 million and $56.5 million, respectively. BancPlus’ annualized return on average assets for the years ended December 31, 2022 and 2021 was 0.95% and 1.13%, respectively. BancPlus’ annualized return on average equity for the years ended December 31, 2022 and 2021 was 10.75% and 14.99%, respectively.
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

For the year ended December 31, 2022, interest income was $246.4 million an increase of $65.2 million, or 36.0%, compared to interest income of $181.2 million for the year ended December 31, 2021. The increase in interest income was primarily the result of increased interest-earning assets as a result of the FTC Merger and organic loan growth particularly in commercial real estate.

For the year ended December 31, 2022, interest expense was $26.6 million, an increase of $13.6 million, or 103.8%, compared to interest expense of $13.1 million for the year ended December 31, 2021. The increase in interest expense was primarily the result of increased interest-bearing liabilities as a result of the FTC Merger and the rising interest rate environment seen in the second half of 2022.

For the year ended December 31, 2022, net interest income was $219.8 million, an increase of $51.7 million, or 30.7%, compared to net interest income of $168.1 million for the year ended December 31, 2021.

Net interest margin for the year ended December 31, 2022 increased 8 basis points to 3.67% from 3.59% for the same period of 2021 primarily as a result of the rising interest rate environment seen in the second half of 2022.
Our average interest earning assets at December 31, 2022, increased $1,309.3 million, or 27.94%, to $5.995 billion from $4.685 billion at December 31, 2021. BancPlus’ average interest-bearing liabilities at December 31, 2022 increased $796.6 million, or 24.56%, to $4.040 billion from $3.243 billion at December 31, 2021. This increase in BancPlus’ average interest-earning assets and interest-bearing liabilities was primarily due to the FTC Merger and organic loan growth particularly in commercial real estate. The ratio of BancPlus’ average interest earning assets to average interest-bearing liabilities was 148.4% and 144.5% for the years ended December 31, 2022 and 2021, respectively.
BancPlus’ average interest earning assets produced a tax-equivalent yield of 4.11% for the year ended December 31, 2022 compared to 3.87% for the year ended December 31, 2021, respectively. The average rate paid on interest-bearing liabilities was 0.66% for the year ended December 31, 2022 compared to 0.40% for the year ended December 31, 2021. These year over year increases in yields reflect the rising interest rate environment seen in the second half of 2022.
Average Balances and Yields
The following tables show, for the years ended December 31, 2022 and 2021, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Years Ended December 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (1)	Average Balance	Interest & Fees	Yield / Rate (1)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$268,986	$1,310	0.49%	$576,819	$713	0.12%
Federal funds sold	—	—	—%	5,288	11	0.21%
	268,986	1,310	0.49%	582,107	724	0.12%
Investment securities:
Taxable investment securities	625,905	10,336	1.65%	490,094	8,122	1.66%
Tax-exempt investment securities	68,153	1,589	2.33%	117,547	1,899	1.62%
Total securities	694,058	11,925	1.72%	607,641	10,021	1.65%
Loans (2)	5,020,695	233,048	4.64%	3,492,029	170,412	4.88%
Federal Home Loan Bank stock	10,830	139	1.28%	3,526	20	0.57%
Total interest earning assets	5,994,569	246,422	4.11%	4,685,303	181,177	3.87%
Noninterest earning assets	410,313			326,709
Total assets	$6,404,882			$5,012,012

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,574,512	$5,586	0.35%	$1,453,493	$2,920	0.20%
Savings and money market deposits	1,408,355	5,864	0.42%	996,420	879	0.09%
Time deposits	783,047	3,501	0.45%	652,247	3,621	0.56%
Federal funds purchased	1,136	50	4.40%	—	—	—%
FHLB advances	136,245	4,596	3.37%	20,552	312	1.52%
Other borrowings	6,875	292	4.25%	9,443	368	3.90%
Subordinated debentures	129,847	6,732	5.18%	111,297	4,963	4.46%
Total interest-bearing liabilities	4,040,017	26,621	0.66%	3,243,452	13,063	0.40%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,740,283			1,337,985
Other noninterest-bearing liabilities	59,100			53,872
Total noninterest-bearing liabilities	1,799,383			1,391,857
Shareholders’ equity (3)	565,482			376,703
Total liabilities and shareholders’ equity	$6,404,882			$5,012,012
Net interest income/net interest margin (4)		219,801	3.67%		168,114	3.59%
Net interest spread (5)			3.45%			3.46%
Taxable equivalent adjustment:
Tax-exempt investment securities (6)		511			602
Net interest income/net interest margin (4)		$220,312	3.68%		$168,716	3.60%

________________________________
(1)Yields and rates are annualized.
(2)Average loan balances include nonaccrual loans.
(3)Includes BancPlus Corporation Employee Stock Ownership Plan (“ESOP”)-owned shares.
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

	Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Cash investments	$(1,525)	$2,111	$586
Investment securities:
Taxable investment securities	2,243	(29)	2,214
Tax-exempt investment securities	(1,152)	842	(310)
Total securities	1,091	813	1,904
Loans, net	70,957	(8,321)	62,636
Federal Home Loan Bank stock	94	25	119
Total interest earning assets	$70,617	$(5,372)	$65,245

Interest-bearing liabilities:
Interest-bearing transaction deposits	$429	$2,237	$2,666
Savings and money market deposits	1,715	3,270	4,985
Time deposits	585	(705)	(120)
Federal funds purchased	50	—	50
FHLB advances	3,903	381	4,284
Other borrowings	(109)	33	(76)
Subordinated debentures	962	807	1,769
Total interest-bearing liabilities	$7,535	$6,023	$13,558
Net interest income	$63,082	$(11,395)	$51,687

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

For the year ended December 31, 2022, the provision for loan losses was $1.4 million compared to $9.1 million for the same period of 2021, a decrease of $7.7 million, or 84.9%. The decrease was primarily attributable to improved credity quality in the loan portfolio which resulted in a lower provision under the incurred loss model.

Noninterest Income

Noninterest income consists of: (i) service charges on deposit accounts; (ii) mortgage origination income; (iii) debit card interchange; (iv) securities gains, net; (v) income from fiduciary activities; (vi) ATM income; (vii) brokerage and insurance fees and commissions; (viii) life insurance income; (ix) CDFI grants; and (x) other noninterest income.

BancPlus’ income from service charges on deposit accounts and debit card interchange fees is largely affected by the volume, growth and type of deposits BancPlus holds, which are impacted by prevailing market conditions for BancPlus’ deposit products, market interest rates, marketing efforts, and other factors.

Service charges on deposit accounts include fees and miscellaneous charges on deposit products offered by BancPlus. Mortgage origination income represents the gains recorded on the sale of mortgages originated by BancPlus. Debit card interchange represents income from the use of check cards by our customers. Income from fiduciary activities includes retirement and management fee income from our wealth management group. ATM income is comprised of fees from our ATM network. Other income includes various types of income including gains on sale of other real estate owned, personalized check sales, and wire transfer fees.

Noninterest income was $70.2 million for the year ended December 31, 2022, compared to $75.3 million for the same period of 2021, a decrease of $5.1 million, or 6.8%, primarily due to decreases in life insurance income of $4.0 million, or 61.2%; mortgage origination income of $2.0 million, or 23.8%; CDFI grants of $1.8 million, or 80.2%, and other income of $760,000, or 15.5%; partially offset by an increase in service charges on deposit accounts of $3.4 million, or 13.0%.

The following table presents the major components of noninterest income for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$29,952	$26,508	$3,444	13.0%
Mortgage origination income	6,510	8,544	(2,034)	(23.8)%
Debit card interchange	10,150	10,164	(14)	(0.1)%
Securities gains, net	—	14	(14)	(100.0)%
Income from fiduciary activities	7,607	7,569	38	0.5%
ATM income	6,127	6,377	(250)	(3.9)%
Brokerage and insurance fees and commissions	2,690	2,399	291	12.1%
Life insurance income	2,563	6,601	(4,038)	(61.2)%
CDFI grants	443	2,241	(1,798)	(80.2)%
Other income	4,155	4,915	(760)	(15.5)%
Total	$70,197	$75,332	$(5,135)	(6.8)%

Service charges on deposit accounts increased $3.4 million, or 13.0%, to $30.0 million for the year ended December 31, 2022, compared to $26.5 million for the same period of 2021. The increase was primarily the result of an increase in the number of deposit accounts held and a higher volume of transactions due to the FTC Merger.

Mortgage origination income decreased $2.0 million, or 23.8%, to $6.5 million for the year ended December 31, 2022 compared to $8.5 million for the same period of 2021. The decrease was primarily the result of a decreased mortgage origination activity in 2022 as refinancing activity has slowed in the higher interest rate environment seen in the second half of 2022.

Life insurance income decreased $4.0 million, or 61.2%, to $2.6 million for the year ended December 31, 2022, compared to $6.6 million for the same period of 2021. The decrease was primarily related to death benefits paid in the prior year period on policies held by BancPlus.

CDFI grant income decreased $1.8 million, or 80.2%, to $0.4 million for the year ended December 31, 2022 from $2.2 million for the same period of 2021. The decrease was primarily the result of a grant received in the prior year period related to the CDFI Rapid Response Program, which was created in 2021 by the U.S. Department of the Treasury to provide capital for CDFI designated banks to respond to the economic challenges created by the COVID-19 pandemic.

Other income decreased $760,000, or 15.5%, to $4.2 million for the year ended December 31, 2022, compared to $4.9 million for the same period of 2021. The decrease was primarily the result of higher gains on the sale of other real estate owned during the prior year period.

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

Noninterest expenses generally increase as BancPlus grows its business. Noninterest expenses have increased commensurate with our growth over the past few years as BancPlus has grown organically and through our previously disclosed mergers with FTC, in which BancPlus acquired FTC, the holding company of FBT and FTC was merged with and into BancPlus, with BancPlus surviving the merger, and FBT was merged with and into BankPlus, with BankPlus surviving the merger, which closed on March 1, 2022, and our previously disclosed merger with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus, with BancPlus surviving the merger (the “SCC Holding Company Merger”), and State Bank was merged with and into BankPlus, with BankPlus surviving the merger (together with the SCC Holding Company Merger, the “SCC Merger”), which closed on April 1, 2020. Additionally, BancPlus has built out and modernized its operational infrastructure and implemented its plan to build an efficient, technology-driven banking operation with capacity for growth. BancPlus continues to focus efforts on supporting growth through sales efforts, product development, marketing and promotion, as well as investing in technology and its branch network, while also seeking to improve productivity and maintain appropriate cost structure and customer service levels.

For the year ended December 31, 2022, noninterest expense totaled $211.2 million, an increase of $46.7 million, or 28.4%, from $164.5 million for the year ended December 31, 2021. This increase was primarily due to increases in salaries and employee benefits expenses of $25.5 million, or 26.1%; furniture, equipment and data processing of $5.4 million, or 22.0%; other expenses of $5.2 million, or 26.8%; professional fees of $4.2 million, or 108.5%; net occupancy expenses of $3.7 million, or 25.6%; and marketing and promotional expenses of $2.3 million, or 59.5%.

The following table presents the major components of noninterest expense for the year ended December 31, 2022 compared to the year ended December 31, 2021:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$122,933	$97,455	$25,478	26.1%
Net occupancy expenses	18,213	14,500	3,713	25.6%
Furniture, equipment and data processing expenses	29,845	24,472	5,373	22.0%
Marketing and promotional expenses	6,171	3,868	2,303	59.5%
Other real estate expenses and losses	1,262	842	420	49.9%
Professional fees	8,147	3,907	4,240	108.5%
Other expenses	24,673	19,464	5,209	26.8%
Total	$211,244	$164,508	$46,736	28.4%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 58.2% and 59.2% of total noninterest expense for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, salaries and employee benefits expense increased $25.5 million, or 26.1%, to $122.9 million as compared to $97.5 million for the year ended December 31, 2021. The increase in salaries and employee benefits expense was primarily due the FTC Merger as well as to normal annual salary increases for employees.

Net occupancy expenses increased $3.7 million, or 25.6%, to $18.2 million for the year ended December 31, 2022 compared to $14.5 million for the same period of 2021. The primary reason for the increase was increased depreciation and rent expense as a result of the FTC Merger.

Furniture, equipment and data processing expenses for the year ended December 31, 2022 was $29.8 million, an increase of $5.4 million, or 22.0%, compared to $24.5 million for the year ended December 31, 2021. The increase was primarily due to increased data processing and equipment maintenance expenses in the current year period resulting from our recent core system upgrade as well as costs associated with conversion of FTC customers to our core system.

Marketing and promotional expenses increased $2.3 million, or 59.5%, to $6.2 million, for the year ended December 31, 2022, compared to $3.9 million for the same period of 2021. The increase was primarily attributable to increased community sponsorship expense in the current year period as a result of the FTC Merger.

Professional fees increased $4.2 million, or 108.5%, to $8.1 million for the year ended December 31, 2022 compared to $3.9 million for the year ended December 31, 2021. The increase was primarily the result of advisory fees as well as increased legal and accounting expenses in connection with the FTC Merger.

Other expenses increased $5.2 million, or 26.8%, to $24.7 million for the year ended December 31, 2022, compared to $19.5 million for the prior year period. The increase was primarily attributable to increases in FDIC assessments, amortization of intangible assets, and other expenses resulting from the FTC Merger.
Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $16.6 million for the year ended December 31, 2022, compared to $13.4 million for the same period of 2021. BancPlus’ effective tax rate for the year ended December 31, 2022 was 21.5% compared to 19.2% for the same period of 2021.

For the year ended December 31, 2022, the increase in income tax expense over the prior year period was primarily the result of larger income before taxes in the current year. The increase in the effective tax rate for the year ended December 31, 2022 compared to the prior year was the result of the Company taking advantage of tax credits offered by Mississippi and non-taxable life insurance proceeds in the prior year period.

Financial Condition

The following discussion compares BancPlus’ financial condition as of December 31, 2022 to December 31, 2021.

Assets

Total assets at December 31, 2022 were $7.035 billion, an increase of $1.839 billion over total assets of $5.196 billion at December 31, 2021. Total cash and cash equivalents decreased $526.3 million, or 79.2%, to $137.9 million at December 31, 2022, compared to $664.2 million at December 31, 2021, primarily due to decreases in interest bearing deposits with banks. Total loans increased $2.205 billion, or 60.9%, to $5.824 billion at December 31, 2022, compared to $3.619 billion at December 31, 2021 as a result of the FTC Merger and organic loan growth particularly in commercial real estate. Investment securities increased $37.9 million, or 5.9%, from $648.3 million at December 31, 2021 to $686.2 million at December 31, 2022 primarily as a result of securities acquired in the FTC Merger.

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

As of December 31, 2022, 9.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 90.9% was classified as available for sale. As of December 31, 2021, 11.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 88.9% was classified as available for sale. Securities available for sale increased $47.3 million, or 8.2%, from $576.6 million at December 31, 2021 to $623.9 million at December 31, 2022. Early in the period, BancPlus took advantage of the steeper yield curve to invest excess liquidity. BancPlus used a disciplined approach to build a ladder of non-callable state tax-exempt agency bonds. As market conditions allow, BancPlus expects to continue this strategy to enhance net interest margin and provide predictable cash flows for future loan demand. See Note 3 Investment Securities to our Consolidated Financial Statements for more information regarding the impact of this transfer.

At December 31, 2022, U.S. government agency obligations represented 55.2%, municipal securities represented 16.1%, mortgage-backed securities represented 15.5%, corporate investments represented 6.7%, U.S. Treasuries represented 5.0% and asset-backed securities represented 1.5% of BancPlus’ investment securities portfolio. At December 31, 2021, U.S. government agency obligations represented 54.0%, mortgage-backed securities represented 19.1%, municipal securities represented 17.9%, corporate investments represented 6.9%, and asset-backed securities represented 2.0% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
U.S. Government agency obligations	$—	—%	$—	—%
Issued by states and political subdivisions	62,274	9.08%	71,648	11.05%
Residential mortgage-backed securities	—	—%	—	—%
Total held-to-maturity	62,274	9.08%	71,648	11.05%

Available for Sale:
(At fair value)
U.S. Treasuries	34,579	5.04%	—	—%
U.S. Government agency obligations	378,736	55.19%	350,250	54.03%
Issued by states and political subdivisions	48,150	7.02%	44,684	6.89%
Mortgage-backed securities:
Residential	94,132	13.72%	109,787	16.94%
Commercial	12,070	1.76%	14,276	2.20%
Asset-backed securities	10,220	1.49%	13,107	2.02%
Corporate investments	46,033	6.71%	44,510	6.87%
Total available for sale	623,920	90.92%	576,614	88.95%

Total investment securities	$686,194	100.00%	$648,262	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using a tax rate of 21%.

	Maturity as of December 31, 2022
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Treasuries	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government agency obligations	—	—%	—	—%	—	—%	—	—%
Issued by states and political subdivisions	6,961	2.71%	47,221	2.53%	6,452	3.77%	1,640	4.39%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	—	—%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held-to-maturity	$6,961	2.71%	$47,221	2.53%	$6,452	3.77%	$1,640	4.39%

Available for sale:
U.S. Treasuries	$25,302	1.35%	$9,277	1.24%	$—	—%	$—	—%
U.S. Government agency obligations	57,051	0.57%	259,397	1.02%	59,604	1.38%	2,684	4.79%
Issued by states and political subdivisions	3,391	2.72%	22,436	2.96%	19,230	3.19%	3,093	3.62%
Mortgage-backed securities:
Residential	—	—%	386	1.48%	5,691	2.29%	88,056	2.54%
Commercial	—	—%	9,082	1.52%	2,637	1.58%	350	2.56%
Asset-backed securities	—	—%	—	—%	—	—%	10,220	5.57%
Corporate investments	—	—%	437	2.75%	42,767	4.12%	2,829	6.33%
Total available for sale	$85,744	0.89%	$301,015	1.19%	$129,929	2.59%	$107,232	3.02%

Total investment securities	$92,705	1.02%	$348,236	1.37%	$136,381	2.65%	$108,872	3.04%

	Maturity as of December 31, 2021
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$—	—%	$—	—%
Issued by states and political subdivisions	9,286	3.00%	44,803	2.77%	15,349	2.41%	2,210	4.27%
Mortgage-backed securities:
Residential
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held-to-maturity	9,286	3.00%	44,803	2.77%	15,349	2.41%	2,210	4.27%

Available for sale:
U.S. Government agency obligations	5,006	2.60%	221,071	0.54%	120,049	1.20%	4,124	1.77%
Issued by states and political subdivisions	2,202	4.06%	15,110	2.63%	21,084	3.09%	6,288	3.24%
Mortgage-backed securities:
Residential	—	—%	—	—%	4,211	1.86%	105,576	2.42%
Commercial	—	—%	—	—%	13,512	1.54%	764	2.50%
Asset-backed securities	—	—%	—	—%	—	—%	13,107	1.83%
Corporate investments	4,004	2.13%	493	2.75%	38,953	4.12%	1,060	4.50%
Total available for sale	11,212	2.72%	236,674	0.68%	197,809	2.01%	130,919	2.40%

Total investment securities	$20,498	2.85%	$281,477	1.01%	$213,158	2.04%	$133,129	2.43%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of December 31, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$1,403,974	24.11%	$774,699	21.41%
Construction and land development	772,357	13.26%	543,763	15.02%
Farmland	283,832	4.87%	211,503	5.84%
Other commercial	2,467,216	42.36%	1,396,085	38.57%
Total real estate	4,927,379	84.60%	2,926,050	80.85%
Commercial and industrial	706,466	12.13%	527,102	14.56%
Agricultural production and other loans to farmers	80,770	1.39%	86,520	2.39%
Consumer and other	109,534	1.88%	79,500	2.20%
Total loans, gross	5,824,149	100.00%	3,619,172	100.00%
Allowance for loan losses	(42,875)		(45,000)
Total loans, net	$5,781,274		$3,574,172

Our loan portfolio was comprised of 74.0% commercial loans and 26.0% consumer loans as of December 31, 2022, compared to 76.4% commercial loans and 23.6% consumer loans as of December 31, 2021. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At December 31, 2022, BancPlus’ loan portfolio included $471.3 million of loan participations purchased, or 8.09% of total loans, which included $274.4 million of shared national credits. At December 31, 2021, BancPlus’ loan portfolio included $333.0 million of loan participations purchased, or 9.20% of total loans which included $177.5 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of December 31, 2022
(Dollars in thousands)	Due in One Year or Less		More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$149,146		$401,119	$497,926	$355,783	$1,403,974
Construction and land development	272,454	272,454	379,245	104,632	16,026	772,357
Farmland	46,925		114,854	96,937	25,116	283,832
Other commercial	254,430		1,504,253	487,890	220,643	2,467,216
Total real estate	722,955		2,399,471	1,187,385	617,568	4,927,379
Commercial and industrial	151,895		451,261	103,310	—	706,466
Agricultural production and other loans to farmers	40,558		39,665	547	—	80,770
Consumer and other loans	39,667		64,715	5,138	14	109,534
Total loans	$955,075		$2,955,112	$1,296,380	$617,582	$5,824,149

	As of December 31, 2021
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$105,854	$317,073	$340,436	$11,336	$774,699
Construction and land development	217,487	285,923	31,161	9,192	543,763
Farmland	38,671	104,034	61,553	7,245	211,503
Other commercial	172,914	878,887	299,853	44,431	1,396,085
Total real estate	534,926	1,585,917	733,003	72,204	2,926,050
Commercial and industrial	98,197	342,243	86,662	—	527,102
Agricultural production and other loans to farmers	49,748	36,214	558	—	86,520
Consumer and other loans	20,686	57,222	1,578	14	79,500
Total loans	$703,557	$2,021,596	$821,801	$72,218	$3,619,172

	As of December 31, 2022
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,115,571	$288,403	$1,403,974
Construction and land development	413,291	359,066	772,357
Farmland	181,973	101,859	283,832
Other commercial	1,748,802	718,414	2,467,216
Total real estate	3,459,637	1,467,742	4,927,379
Commercial and industrial	316,909	389,557	706,466
Agricultural production and other loans to farmers	44,941	35,829	80,770
Consumer and other loans	78,411	31,123	109,534
Total loans	$3,899,898	$1,924,251	$5,824,149

	As of December 31, 2021
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$644,842	$129,857	$774,699
Construction and land development	262,573	281,190	543,763
Farmland	154,154	57,349	211,503
Other commercial	1,157,465	238,620	1,396,085
Total real estate	2,219,034	707,016	2,926,050
Commercial and industrial	258,036	269,066	527,102
Agricultural production and other loans to farmers	58,206	28,314	86,520
Consumer and other loans	54,923	24,577	79,500
Total loans	$2,590,199	$1,028,973	$3,619,172

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At December 31, 2022, BancPlus had total off-balance sheet commitments of $1.451 billion.

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of December 31, 2022
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,391,039	$—	$12,852	$83	$1,403,974
Construction and land development	768,699	303	3,355	—	772,357
Farmland	280,522	—	3,310	—	283,832
Other commercial	2,456,708	—	10,384	124	2,467,216
Total real estate	4,896,968	303	29,901	207	4,927,379
Commercial and industrial	693,963	—	12,503	—	706,466
Agricultural production and other loans to farmers	80,524	—	246	—	80,770
Consumer and other	108,279	—	1,255	—	109,534
Total	$5,779,734	$303	$43,905	$207	$5,824,149

	As of December 31, 2021
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$721,024	$—	$17,316	$—	$738,340
Construction and land development	397,250	4,097	2,149	—	403,496
Farmland	205,211	—	11,893	—	217,104
Other commercial	1,209,365	—	15,041	227	1,224,633
Total real estate	2,532,850	4,097	46,399	227	2,583,573
Commercial and industrial	619,137	—	16,526	51	635,714
Agricultural production and other loans to farmers	85,288	—	181	—	85,469
Consumer and other	73,560	—	416	—	73,976
Total	$3,310,835	$4,097	$63,522	$278	$3,378,732
Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and TDR loans that are accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Nonaccrual loans:
Real estate loans:
Residential properties	$2,726	$3,154
Construction and land development	24	51
Farmland	960	1,327
Other commercial	1,215	1,176
Total real estate	4,925	5,708
Commercial and industrial	192	20
Agricultural production and other loans to farmers	155	3
Consumer and other	—	166
Total nonaccrual loans	5,272	5,897

Troubled debt restructuring loans – accruing:
Real estate loans:
Residential properties	1,500	1,641
Construction and land development	833	1,558
Farmland	—	—
Other commercial	—	—
Total real estate	2,333	3,199
Commercial and industrial	—	381
Agricultural production and other loans to farmers	—	—
Consumer and other	—	—
Total troubled debt restructuring loans – accruing	2,333	3,580
Total nonperforming loans	7,605	9,477
Plus: foreclosed assets	4,231	5,815
Total nonperforming assets	$11,836	$15,292

Nonaccrual loans to total loans	0.09%	0.16%
Nonperforming loans to total loans	0.13%	0.26%
Nonperforming assets to total assets	0.17%	0.29%
Allowance for loan losses to nonaccrual loans	813.26%	763.10%
90+ days past due and accruing	$4,542	$2,914
Total troubled debt restructuring loans	$3,135	$3,746
Total nonperforming assets decreased by $3.5 million, or 22.6%, from $15.3 million at December 31, 2021 to $11.8 million at December 31, 2022, primarily the result of sales of foreclosed assets and collections on TDR loans in the current year. This decrease in nonaccrual loans for the year ended December 31, 2022 resulted in corresponding decreases in the ratios for nonaccrual loans to total loans, nonperforming loans to total loans and nonperforming assets to total assets, as well as the increase in the ratio of allowance for loan losses to nonaccrual loans.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. BancPlus maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing economic conditions. Loan charge-offs (i.e. loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. BancPlus’ officers analyze risk in the loan portfolio on an ongoing basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During 2022, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of supply chain disruptions, labor shortages, the conflict in Ukraine, and the COVID-19 pandemic. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for loan losses.

The allowance for loan losses was $42.9 million and $45.0 million, and the allowance for loan losses as a percentage of loans was 0.74% and 1.24%, at December 31, 2022 and December 31, 2021, respectively. Net charge-offs totaled $3.5 million and $68,000 for the year ended December 31, 2022 and 2021, respectively. The variance was primarily the result of current year charge-offs on commercial and industrial categories and higher recoveries in the prior year.

The allowance for loan losses decreased by $2.1 million, or 4.72%, to $42.9 million at December 31, 2022, from $45.0 million at December 31, 2021, primarily due to an increase in net charge-offs in the current period.

The following is a summary of the activity in the allowance for loan loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Balance, beginning of period	$45,000	$36,000
Charge-offs:
Residential properties	826	453
Construction and land development	1	240
Farmland	120	157
Other commercial	559	582
Total real estate	1,506	1,432
Commercial and industrial	1,830	391
Agricultural production and other loans to farmers	3,861	4,130
Consumer and other	669	384
Total charge-offs	7,866	6,337
Recoveries:
Residential properties	531	599
Construction and land development	476	239
Farmland	21	297
Other commercial	596	1,878
Total real estate	1,624	3,013
Commercial and industrial	160	512
Agricultural production and other loans to farmers	2,152	2,470
Consumer and other	440	274
Total recoveries	4,376	6,269
Net charge-offs	3,490	68
Provision for loan losses	1,365	9,068
Balance, end of period	$42,875	$45,000

Total loans, end of period (including loans held for sale)	$5,829,522	$3,629,793
Average loans	5,020,695	3,492,029
Net charge-offs to average loans	0.070%	0.002%
Allowance for loan losses to total loans	0.74%	1.24%

The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Years Ended December 31,
	2022			2021
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans
Residential properties	295	1,179,701	0.03%	(146)	755,165	(0.02)%
Construction and land development	(475)	797,823	(0.06)%	1	472,510	—%
Farmland	99	246,179	0.04%	(140)	207,027	(0.07)%
Other commercial	(37)	1,988,384	—%	(1,296)	1,298,443	(0.10)%
Commercial and industrial	1,670	619,413	0.27%	(121)	570,822	(0.02)%
Agricultural production and other loans to farmers	1,709	77,783	2.20%	1,660	89,148	1.86%
Consumer and other	229	103,530	0.22%	110	84,498	0.13%
Loans held for sale	—	7,882	—%	—	14,416	—%
Total	3,490	5,020,695	0.07%	68	3,492,029	—%

The following tables present a summary of the allocation of the allowance for loan losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$9,958	23.2%	$9,488	21.1%
Construction and land development	6,519	15.2%	6,463	14.4%
Farmland	1,963	4.6%	2,171	4.8%
Other commercial	18,219	42.5%	18,499	41.1%
Total real estate	36,659	85.5%	36,621	81.4%
Commercial and industrial	4,750	11.1%	6,556	14.6%
Agricultural production and other loans to farmers	641	1.5%	958	2.1%
Consumer and other	825	1.9%	865	1.9%
Unallocated	—	—%	—	—%
Total allowance for loan losses	$42,875	100.0%	$45,000	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million and $2.6 million at December 31, 2022 and December 31, 2021, respectively. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. The increase in goodwill was the result of goodwill recognized related to the FTC Merger. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from our mergers with SCC and FTC. Total other intangible assets at December 31, 2022 and December 31, 2021 were $11.5 million and $5.1 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent
Non-interest bearing	$1,740,283	0.00%	31.61%	$1,337,985	0.00%	30.13%
Interest bearing:
Transaction accounts	1,574,512	0.35%	28.60%	1,453,493	0.20%	32.74%
Money market and other savings accounts	1,408,355	0.42%	25.58%	996,420	0.09%	22.44%
Certificates of deposit	783,047	0.45%	14.22%	652,247	0.56%	14.69%
Total deposits	$5,506,197	0.27%	100.00%	$4,440,145	0.17%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $1.066 billion, or 24.0%, to $5.506 billion at December 31, 2022 compared with $4.440 billion at December 31, 2021 was primarily the result of the FTC Merger. At December 31, 2022 and 2021, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $1.527 billion and $889.3 million, respectively.

The following table shows the maturity of certificates of deposit as of December 31, 2022:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$38,081	$105,073	$143,154	$20,218
Over 3 months through 6 months	18,052	86,268	104,320	6,708
Over 6 months through 12 months	58,492	178,840	237,332	19,605
Over 12 months	72,323	200,402	272,725	25,887
Total deposits	$186,948	$570,583	$757,531	$72,418

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At December 31, 2022 and December 31, 2021, BancPlus had no short-term borrowings.

Advances from FHLB and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. As of December 31, 2022 and December 31, 2021, BancPlus had $318.1 million and $20.5 million in FHLB borrowings, at a weighted average interest rate of 4.52% and 1.49%, respectively.

On February 25, 2022, the Company entered into a $20.0 million revolving line of credit with a correspondent bank. The line of credit is collateralized by 9,000 shares of BankPlus common stock. The line of credit bears interest at a floating rate of Wall Street Journal Prime with 3.25% interest rate floor. Interest only payments are due on a quarterly basis with the principal due at maturity on February 25, 2024. Unused fees on the revolving line of credit are paid quarterly at 0.25%. For the year ended December 31, 2022, the Company paid unused fees of $24,000. The balance on this revolving line of credit was zero at December 31, 2022.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
2023	$318,025	$417
2024	13	25
2025	13	13
2026	14	13
2027	14	14
Thereafter	5	20,019
Total	$318,084	$20,501

Subordinated Debentures. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and will be amortized over the life of the Notes. The Notes will initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to the Three-Month Term SOFR plus 586 basis points, with interest during this period payable quarterly in arrears. The Notes qualify as Tier 2 captial. The Company used the proceeds from the Notes for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to the Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at December 31, 2022 due to the remaining purchase premium of $583,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	December 31, 2022	December 31, 2021
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at due to the remaining purchase discount which was established upon the SCC Merger and is being amortized over the life of the debentures. At December 31, 2022 and December 31, 2021, the remaining unamortized purchase discount was $3.7 million and $4.0 million, respectively.

Interest rates adjust quarterly for the subordinated debentures with rates that are indexed with LIBOR. On March 15, 2022 the Adjustable Interest Rate (LIBOR) Act was signed into law as part of the Consolidated Appropriations Act, 2022. The Adjustable Interest Rate (LIBOR) Act establishes a nationwide process for replacing LIBOR in financial contracts that mature after the cessation of the overnight, one-, three-, six- and 12-month U.S. dollar LIBOR tenors on June 30, 2023 and that do not provide for an effective means to replace LIBOR upon its cessation. For contracts in which a party has the discretion to identify a replacement rate, the Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate to be identified by the Board of Governors of the Federal Reserve System. In January 2023, the Company was notified that the interest rate on the subordinated debentures would be replaced with SOFR.

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

Shareholders’ equity increased $307.7 million, or 78.8%, to $698.1 million at December 31, 2022 from $390.4 million at December 31, 2021, primarily due to the issuance of $250.0 million of preferred stock, net income of $60.8 million, and $56.5 million of equity issued in the FTC Merger, partially offset by other comprehensive loss of $43.0 million and dividends paid of $18.4 million for the year to date period.

On June 22, 2022, the Company entered into a Letter Agreement (including annexes thereto, collectively, the “Purchase Agreement”) with the U.S. Department of Treasury (the “Treasury”) under the Emergency Capital Investment Program (“ECIP”). Pursuant to the Purchase Agreement, the Company agreed to issue and sell 250,000 shares of the Company’s preferred stock designated as Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (the “Preferred Stock”) for an aggregate purchase price of $250.0 million in cash. The Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

The Preferred Stock bears no dividend for the first two years following the issuance of the Preferred Stock. Thereafter, the annual dividend rate will be adjusted, not lower than 0.5% and not higher than 2.0%, based on our extension of credit for qualified lending as defined in the terms of the ECIP Interim Final Rule, Purchase Agreement and the Certificate of Designations (the “Certificate of Designations”) and the investment amount. After the tenth anniversary of the issuance of the Preferred Stock, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10 compared to the baseline qualified lending and the average investment amount. The dividends will be payable quarterly in arrears on March 15, June 15, September 15 and December 15.

The Preferred Stock may be redeemed at the option of the Company on or after September 15, 2027 (or earlier in the event of loss of regulatory capital treatment), subject to the approval of the appropriate federal banking regulator and in accordance with the federal banking agencies’ regulatory capital regulations. The restrictions on redemption are set forth in the Certificate of Designations filed with the Mississippi Secretary of State for the purpose of amending its Articles of Incorporation to fix the designations, preferences, limitations and relative rights of the Preferred Stock as described in Item 5.03 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2022.

In the Purchase Agreement, the Company also agreed to, upon the future written request of the Treasury, comply with the terms of a Registration Rights Agreement included as an annex to the Purchase Agreement and incorporated by reference therein (the “Registration Rights Agreement”), providing for certain registration rights of the Treasury. As long as the Company is not eligible to file a registration statement on Form S-3, upon written request of the Treasury, the Company would be required to prepare and file a shelf registration statement covering the potential resale of the Preferred Stock as promptly as practicable. Once the Company is eligible to file a registration statement on Form S-3, the Company has agreed to prepare and file such shelf registration statement within 30 days. The Registration Rights Agreement also includes customary “piggyback” registration rights, suspension rights, indemnification, contribution, and assignment provisions.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

Primary Liquidity – On-Balance Sheet (Dollars in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$137,895	$664,165
Total securities	686,194	648,262
Less: pledged securities	(487,372)	(489,184)
Total primary liquidity	$336,717	$823,243
Ratio of primary liquidity to total deposits	5.8%	17.8%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity (Dollars in thousands)	December 31, 2022	December 31, 2021
Net secured borrowing capacity with the FHLB	$1,880,392	$1,476,825
Net secured borrowing capacity with the Federal Reserve Bank	573,588	189,497
Unsecured borrowing capacity with correspondent lenders	243,000	223,000
Total secondary liquidity	$2,696,980	$1,889,322
Ratio of primary and secondary liquidity to total deposits	52.1%	58.7%

During the year ended December 31, 2022, BancPlus’ primary liquidity decreased by $486.5 million to $336.7 million, compared to $823.2 million at December 31, 2021, primarily due to changes in cash and cash equivalents as a result of organic loan growth and a decrease in money market, negotiable orders of withdrawal, and savings deposits, partially offset by the increase in cash as a result of ECIP. Secondary liquidity increased by $807.7 million to $2.70 billion as of December 31, 2022 from $1.89 billion as of December 31, 2021. This increase was primarily due to an increase in BancPlus’ FHLB borrowing capacity due to the FTC Merger.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $5.656 billion and $4.450 billion and represented 97.1% and 96.3% of total deposits as of December 31, 2022 and December 31, 2021, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources. Although BancPlus’ policy allows the use of brokered deposits, BankPlus did not utilize this funding source during the 2022 and 2021 year to date periods.

BancPlus’ liquidity policy includes both policy limits and policy guidelines for measuring and monitoring liquidity. BancPlus’ policy measures include an Internal Liquidity Ratio, an Internal Liquidity Ratio adjusted for FHLB, an Internal Dependency Ratio adjusted for FHLB and a Maximum Available Funds to Total Assets Ratio. These ratios are calculated monthly. BancPlus also utilizes eleven liquidity guidelines that are reported quarterly. As of December 31, 2022 and December 31, 2021, BancPlus was in compliance with all of its established liquidity guidelines.

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

Due to state banking laws, BankPlus may not pay dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $25.2 million and $21.6 million for the years ended December 31, 2022 and December 31, 2021, respectively, to BancPlus. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

Capital Management and Regulatory Capital Requirements

BancPlus is subject to various capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on BancPlus’ business operations.

In 2019, the federal bank regulatory agencies finalized a rule that simplifies capital requirements for qualifying community banks by providing an option to use a simple leverage ratio to measure capital adequacy and to not calculate risk-based capital ratios. A qualifying community bank has less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9 percent. The CBLR framework was effective on January 1, 2020, and the Company and the Bank elected to adopt the optional CBLR framework in the third quarter of 2022, as an alternative to the generally applicable capital rules.

Prior to their election to use the CBLR framework, BancPlus and BankPlus were subject to the generally applicable regulatory capital rules. These rules required BancPlus and BankPlus to maintain minimum amounts and ratios of common equity Tier 1 (“CET1”) capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, referred to as the leverage ratio.

In addition, prior to their election to use the CBLR framework, BancPlus and BankPlus were required to maintain a capital conservation buffer of 2.5%, consisting of Common Equity Tier 1 (“CET1”) capital, in addition to the risk-based minimum capital ratios, to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers.

Minimum capital requirements to which BankPlus and BancPlus are subject and were subject prior to their election to use the CBLR framework are summarized in the tables below.

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

As of December 31, 2022 and December 31, 2021, BancPlus and BankPlus met the minimum leverage ratio or capital adequacy requirements to which they are and were subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
As of December 31, 2022:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	721,001	10.54%	615,566	9.00%

Bank:
Community Bank Leverage Ratio	636,007	9.31%	614,973	9.00%

	Actual		Minimum Requirement		Required to be Well Capitalized
As of December 31, 2021	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
CET1 Capital to Risk-Weighted Assets	$382,736	9.40%	$285,078	7.00%	n/a	n/a
Tier 1 Capital to Risk-Weighted Assets	433,754	10.65%	346,166	8.50%	n/a	n/a
Total Capital to Risk-Weighted Assets	537,541	13.20%	427,617	10.50%	n/a	n/a
Tier 1 Capital to Average Assets	433,754	8.46%	205,072	4.00%	n/a	n/a

Bank:
CET1 Capital to Risk-Weighted Assets	$428,602	10.55%	$284,509	7.00%	$264,187	6.50%
Tier 1 Capital to Risk-Weighted Assets	428,602	10.55%	345,475	8.50%	325,153	8.00%
Total Capital to Risk-Weighted Assets	473,602	11.65%	426,763	10.50%	406,441	10.00%
Tier 1 Capital to Average Assets	428,602	8.37%	204,714	4.00%	255,893	5.00%

Contractual Obligations

Contractual obligations as of December 31, 2022, totaled $1.258 billion and were primarily comprised of deposits with maturities of $757.5 million, FHLB advances of $318.1 million, subordinated debentures of $133.5 million and operating lease obligations of $49.0 million. Contractual obligations due within the next twelve months were $808.1 million and were primarily related to time deposits with maturity dates and FHLB advances. Contractual obligations due in more than 12 months were $450.0 million and were comprised of $272.7 million of time deposits with maturity dates and $133.5 million of subordinated debentures with maturities ranging from 2034 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

Recent Accounting Pronouncements

See Note 1 Summary of Significant Accounting Policies in our 2022 consolidated financial statements elsewhere in this Annual Report on Form 10-K for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

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
The following is a discussion of the critical accounting policies and significant estimates that BancPlus believes require BancPlus to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our 2022 consolidated financial statements elsewhere in this Annual Report on Form 10-K.
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

Potential changes to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of December 31, 2022 and 2021 are presented in the table below (dollars in thousands). The projections for December 31, 2022 assume immediate, parallel shifts down from the yield curves of 100, 200, and 300 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points. The projections for December 31, 2021 assume immediate, parallel shifts down from the yield curves of 100 and 200 basis points and immediate, parallel shifts up of 100, 200, 300 and 400 basis points.

	As of December 31, 2022
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%
300	(907)	(0.4)%	(28,909)	(2.7)%
200	(3,041)	(1.2)%	(19,101)	(1.8)%
100	(2,090)	(0.8)%	(9,706)	(0.9)%
Unchanged	—	—%	—	—%
-100	430	0.2%	13,299	1.2%
-200	(394)	(0.2)%	17,758	1.7%
-300	(9,414)	(3.7)%	6,027	0.6%

	As of December 31, 2021
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%
400	32,910	22.1%	108,209	20.2%
300	24,555	16.5%	87,794	16.4%
200	16,298	10.9%	63,908	12.0%
100	7,807	5.2%	33,840	6.3%
Unchanged	—	—%	—	—%
-100	(2,945)	(2.0)%	(64,207)	(12.0)%
-200	(4,549)	(3.1)%	(114,426)	(21.4)%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 0.4% decrease in net interest income and a 2.7% decrease in EVE as of December 31, 2022. At December 31, 2021, in the event of an immediate and sustained 300 basis point increase in interest, BancPlus would have experienced a 16.5% increase in net interest income and a 16.4% increase in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced an increase of 0.2% in net interest income and a 1.2% increase in EVE as of December 31, 2022, and a 2.0% decrease in net interest income and a 12.0% decrease in EVE as of December 31, 2021. The changes in market risk exposures for the year ended December 31, 2022 compared with year ended December 31, 2021 were the result of the historic increase in short term interest rates in 2022, increases in money market accounts and a shift out of overnight investments into loans in the current year.

The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. The timing and magnitude of interest rate changes will most likely differ substantially from what is depicted. The shape or steepness of the yield curve typically changes with each change in the Fed Funds target range. Increasing rates could reduce net interest income if BancPlus is required to increase deposit rates faster than planned to maintain volumes or its mix of assets and funding changes. Results could also change depending on faster or slower prepays in loans or early withdrawals in deposits than those assumed in the model. Finally, the results do not incorporate growth in the balance sheet or strategic changes made in response to changes in rates.

Because of the flaws in the nature of the static balance sheet rate shocks, ALCO also periodically runs model simulations that incorporate many of the factors mentioned above. These alternate scenarios change given the current economic environment, but may include the following: (1) expected balance sheet growth, (2) changes in rates timed with Federal Open Market Committee meetings, (3) increased early withdrawals of time deposits, (4) shifts in funding out of deposits and into wholesale borrowings, and (5) decreased growth of loans and deposits. Using a variety of scenarios in addition to BancPlus’ standard shocked scenarios enables ALCO to form a more accurate analysis of BancPlus’ overall interest rate sensitivity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BANCPLUS CORPORATION

Financial Statements

December 31, 2022, 2021, and 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
BancPlus Corporation and Subsidiaries
Ridgeland, Mississippi

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BancPlus Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ FORVIS, LLP (Formerly, BKD, LLP)

We have served as the Company’s auditor since 2008.
Jackson, Mississippi

March 9, 2023

BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31,
	2022	2021
Assets:
Cash and due from banks	$107,402	$55,603
Interest bearing deposits with banks	30,493	608,562
Total cash and cash equivalents	137,895	664,165
Securities available for sale	623,920	576,614
Securities held to maturity - fair value: $62,068 - 2022; $72,084 - 2021	62,274	71,648
Loans held for sale	5,373	10,621

Loans	5,824,149	3,619,172
Less: Allowance for loan losses	42,875	45,000
Net loans	5,781,274	3,574,172

Premises and equipment, net	124,707	101,965
Operating lease right-of-use asset	35,747	34,561
Accrued interest receivable	23,156	14,329
Goodwill	62,772	2,616
Other assets	177,703	145,587
	$7,034,821	$5,196,278
Liabilities:
Deposits	$5,824,904	$4,622,116
Advances from Federal Home Loan Bank and other borrowings	318,084	20,501
Subordinated debentures	133,478	111,509
Operating lease liabilities	37,439	35,793
Accrued interest payable	2,334	1,425
Other liabilities	20,482	14,515
Total liabilities	6,336,721	4,805,859

Commitments and Contingent Liabilities:
Redeemable common stock owned by ESOP	96,984	100,487

Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value 250,000 and zero authorized, issued and outstanding at December 31, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $250,000	250,000	—
Common Stock, par value $1.00 per share. 40,000,000 authorized; 11,599,595 and 10,115,945 issued and outstanding at December 31, 2022, and 2021, respectively	11,599	10,116
Unearned Employee Stock Ownership Plan compensation	—	(1,401)
Additional paid-in capital	122,890	67,380
Retained earnings	356,685	314,357
Accumulated other comprehensive loss	(43,074)	(33)
	698,100	390,419
Less: Redeemable common stock owned by ESOP	(96,984)	(100,487)
Total shareholders' equity	601,116	289,932
	$7,034,821	$5,196,278

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2022	2021	2020
Interest income:
Interest and fees on loans	$233,048	$170,412	$159,678
Taxable securities	10,336	8,122	6,967
Tax-exempt securities	1,589	1,899	2,470
Interest bearing bank balances and other	1,449	744	1,424
Total interest income	246,422	181,177	170,539
Interest expense:
Deposits	14,951	7,420	14,155
Advances from Federal Home Loan Bank	4,596	312	318
Other borrowings	7,074	5,331	4,043
Total interest expense	26,621	13,063	18,516
Net interest income	219,801	168,114	152,023
Provision for loan losses	1,365	9,068	17,090
Net interest income after provision for loan losses	218,436	159,046	134,933

Other operating income:
Service charges on deposit accounts	29,952	26,508	23,062
Mortgage origination income	6,510	8,544	8,745
Debit card interchange	10,150	10,164	7,459
Securities gains, net	—	14	58
Other income	23,585	30,102	26,429
Total other operating income	70,197	75,332	65,753

Other operating expenses:
Salaries and employee benefits	122,933	97,455	90,442
Net occupancy expenses	18,213	14,500	13,319
Furniture, equipment and data processing expenses	29,845	24,472	21,201
Other expenses	40,253	28,081	27,331
Total other operating expenses	211,244	164,508	152,293

Income before income taxes	77,389	69,870	48,393
Income tax expense	16,614	13,418	9,210
Net income	$60,775	$56,452	$39,183

Earnings per common share - basic	$5.43	$5.68	$4.19
Earnings per common share - diluted	$5.41	$5.62	$4.14

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$60,775	$56,452	$39,183
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	(57,312)	(9,198)	8,778
Tax effect	14,271	2,290	(2,185)
Total other comprehensive income (loss), net of tax	(43,041)	(6,908)	6,593
Comprehensive income	$17,734	$49,544	$45,776

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Common Stock			Unearned ESOP Compensation		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Less: Redeemable common stock owned by the ESOP	Total Shareholders' Equity
	Shares	Amount
January 1, 2020	7,652,957	$7,653		$(4,476)		$811	$247,241	$282	$(79,308)	$172,203
Net income	—	—		—		—	39,183	—	—	39,183
Acquisition of State Capital Corp.	2,453,827	2,454		—		68,707	—	—	—	71,161
Purchase of Company stock	(66,390)	(67)		—		(3,201)	—	—	—	(3,268)
Other comprehensive income, net	—	—		—		—	—	6,593	—	6,593
Issuance of restricted stock	39,155	39		—		(39)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(272)	—		—		(10)	—	—	—	(10)
Stock based compensation	—	—		—		1,474	—	—	—	1,474
Net change fair value of ESOP shares	—	—		—		—	—	—	5,030	5,030
Common stock released by ESOP	—	—		1,826		—	—	—	—	1,826
Dividends declared ($1.40 per share)	—	—		—		—	(13,220)	—	—	(13,220)
December 31, 2020	10,079,277	$10,079		$(2,650)		$67,742	$273,204	$6,875	$(74,278)	$280,972

Net income	—	—		—		—	56,452	—	—	56,452
Other comprehensive loss, net	—	—		—		—	—	(6,908)	—	(6,908)
Issuance of restricted stock	87,008	87		—		(87)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	(4,477)	(4)		—		(225)	—	—	—	(229)
Stock based compensation	—	—		—		2,337	—	—	—	2,337
Net change fair value of ESOP shares	—	—		—		—	—	—	(26,209)	(26,209)
Purchase of Company stock	(45,863)	(46)		—		(2,387)	—	—	—	(2,433)
Common stock released by ESOP	—	—		1,249		—	—	—	—	1,249
Dividends declared ($1.52 per share)	—	—		—		—	(15,299)	—	—	(15,299)
December 31, 2021	10,115,945	$10,116	—	$(1,401)	—	$67,380	$314,357	$(33)	$(100,487)	$289,932

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)
(continued)

	Preferred Stock		Common Stock			Unearned ESOP Compensation		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Less: Redeemable common stock owned by the ESOP	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
December 31, 2021	—	$—	10,115,945	$10,116	$—	$(1,401)	$—	$67,380	$314,357	$(33)	$(100,487)	$289,932

Net income	—	—	—	—		—		—	60,775	—	—	60,775
Issuance of preferred stock	250,000	250,000	—	—		—			—	—	—	250,000
Issuance of common stock for the Acquisition of First Trust Corporation	—	—	1,444,732	1,445		—		55,044	—	—	—	56,489
Issuance of common stock	—	—	200	—		—		13	—	—	—	13
Other comprehensive loss, net	—	—	—	—		—		—	—	(43,041)	—	(43,041)
Issuance of restricted stock	—	—	96,938	97		—		(97)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(10,438)	(11)		—		(702)	—	—	—	(713)
Stock based compensation	—	—	—	—		—		4,307	—	—	—	4,307
Net change fair value of ESOP shares	—	—	—	—		—		—	—	—	3,503	3,503
Purchase of Company stock	—	—	(47,782)	(48)		—		(3,055)	—	—	—	(3,103)
Common stock released by ESOP	—	—	—	—		1,401		—	—	—	—	1,401
Dividends declared ($1.64 per share)	—	—	—	—		—		—	(18,447)	—	—	(18,447)
December 31, 2022	250,000	$250,000	11,599,595	$11,599	—	$—	—	$122,890	$356,685	$(43,074)	$(96,984)	$601,116

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income per consolidated statements of income	$60,775	$56,452	$39,183
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,365	9,068	17,090
Depreciation and amortization	9,918	8,629	6,406
Net (gain) loss on sales of premises and equipment	338	637	(3,451)
Net (gain) loss on sales of other real estate owned	212	(184)	(400)
Write-downs of other real estate owned	563	209	301
Deferred income tax (benefit) expense	589	198	(51)
Federal Home Loan Bank stock dividends	(101)	(11)	(45)
Common stock released by ESOP	1,401	1,249	1,826
Stock based compensation expense	4,307	2,337	1,474
Origination of loans held for sale	(290,201)	(367,035)	(380,588)
Proceeds from loans held for sale	301,649	385,098	368,499
Earnings on bank-owned life insurance	(2,563)	(6,601)	(2,386)
Bargain purchase gain in merger	—	—	(1,078)
Net change in:
Accrued interest receivable and other assets	(1,750)	8,964	657
Accrued interest payable and other liabilities	3,307	(4,898)	(6,001)
Net cash from operating activities	89,809	94,112	41,436

Cash flows from investing activities:
Purchases of securities available for sale	(128,802)	(375,535)	(86,184)
Maturities and calls of securities available for sale	55,169	97,911	146,921
Purchases of securities held to maturity	—	(19,103)	(655)
Maturities, prepayments and calls of securities held to maturity	9,270	41,059	15,627
Net increase in loans	(1,209,346)	(245,116)	(426,109)
Purchases of premises and equipment	(16,744)	(7,962)	(9,830)
Proceeds from sales of premises and equipment	294	81	205
Proceeds from sales of other real estate owned	5,324	5,861	7,654
Investment in unconsolidated entities	(30)	(82)	(2,371)
Distributions from unconsolidated entities	2,490	—	—
Cash received in excess of cash paid for acquisition	165,974	—	75,303
Purchase of bank-owned life insurance	—	(10,000)	—
Proceeds from bank-owned life insurance	—	7,482	—
Proceeds from redemptions of (purchases of) Federal Home Loan Bank stock	(15,063)	(163)	2,562
Net cash used in investing activities	(1,131,464)	(505,567)	(276,877)
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$(148,496)	$173,722	$453,664
Money market, NOW and savings deposits	289,699	364,581	138,742
Certificates of deposit	(151,126)	(68,997)	(56,012)
Proceeds from FHLB advances	3,535,000	—	—
Payments on FHLB advances	(3,237,417)	(145)	(14,943)
Proceeds from issuance of subordinated debt	—	—	60,000
Payment of subordinated debt issuance costs	—	—	(1,439)
Proceeds from other borrowings	20,000	—	—
Payments on other borrowings	(20,000)	(13,125)	(3,500)
Payment of debt issuance costs	(25)	—	—
Issuance of common stock	13	—	—
Issuance of preferred stock	250,000	—	—
Shares withheld to pay taxes on restricted stock vesting	(713)	(229)	(10)
Purchase of Company stock	(3,103)	(2,433)	(3,268)
Cash dividends paid on common stock	(18,447)	(15,299)	(13,220)
Net cash from financing activities	515,385	438,075	560,014

Net change in cash and cash equivalents	(526,270)	26,620	324,573

Cash and cash equivalents at beginning of year	664,165	637,545	312,972

Cash and cash equivalents at end of year	$137,895	$664,165	$637,545

Supplemental cash flow information:
Interest paid	$25,712	$14,347	$16,890
Federal and state income tax payments	14,875	11,075	9,825
Acquisition of real estate in non-cash foreclosures	1,799	4,947	8,688
Fair value of assets acquired net of liabilities assumed	59,572	—	72,251
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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include interest and noninterest-bearing cash accounts and federal funds sold. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. The Company had deposits with correspondent banks that exceeded federally insured limits by $6.5 million at December 31, 2022. Net cash flows are reported for customer deposit transactions and short term borrowings. Cash flows from loans are classified at the time according to management’s intent to either sell or hold the loan for the foreseeable future. When management’s intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.

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

A loan is considered impaired, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-10-35 guidance, when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest and principal payments. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Substandard loans $500,000 or greater and not previously coded impaired and all loans previously coded impaired, if the relationship is $500,000 or greater, are individually reviewed for impairment. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of future cash flows discounted at the loan’s original interest rate, or at the fair value of collateral if repayment is expected solely from the collateral. Groups of loans with similar risk characteristics, including individually evaluated loans not determined to be impaired, are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

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

Federal Home Loan Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Company’s investment in member bank stock is carried at cost and included in other assets in the consolidated balance sheets. The carrying value of the Company’s FHLB stock was evaluated and determined not to be impaired for the years ended December 31, 2022 and 2021. Both cash and stock dividends are reported as income.

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance, ASC Topic 740, “Income Taxes”. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. A valuation allowance, if needed, reduces deferred assets to the amount expected to be realized. The Company did not have a valuation allowance recorded with respect to the realization of deferred income taxes at December 31, 2022 or 2021.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Uncertain tax positions are recognized if it is more likely than not that the tax position will be realized or sustained upon examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not recognize any uncertain tax positions at December 31, 2022 or 2021.

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

	Year Ended
(Dollars in thousands, except per share data)	2022	2021	2020
Net income	$60,775	$56,452	$39,183

Common stock	11,193,762	9,936,809	9,355,980
Dilutive effect of stock-based awards	43,404	71,951	33,500
Dilutive effect of unallocated stock	4,513	40,537	67,997
Total weighted average diluted shares	11,241,679	10,049,297	9,457,477

Basic earnings per common shares	$5.43	$5.68	$4.19
Diluted earnings per common shares	$5.41	$5.62	$4.14

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

Risks and Uncertainties

The state of the overall economy, including the effect of the volatility and direction of market interest rates as a result of continuing worldwide macroeconomic uncertainty and/or the COVID-19 pandemic, could negatively impact our financial performance. Such a decline could impact the Company’s ability to make distributions to our shareholders or meet other financial obligations.

Accounting Changes and Reclassifications

Some items in the prior year financial statements were reclassified to conform to current presentations. Reclassifications had no effect on prior year net income or shareholders’ equity.

Effect of Recently Adopted Accounting Standards

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 is effective for the Company for annual and interim periods beginning on January 1, 2023. The Company adopted ASU 2016-13 in the first quarter of 2023 and recognized a one-time, after-tax cumulative effect adjustment of $25.0 million to retained earnings in the first quarter of 2023, increasing the allowance for credit losses by approximately $33.2 million.

Accounting Standards Update 2022-02 (“ASU 2022-02”), “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” In March 2022, the FASB issued ASU 2022-02 which eliminates the TDR recognition and measurement guidance and instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. ASU 2022-02 also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. ASU 2022-02 is effective for the Company for annual and interim periods beginning on January 1, 2023. The adoption of ASU 2022-02 in the first quarter of 2023 did not materially impact the Company’s consolidated financial statements.

Effect of Recently Issued, But Not Yet Effective Accounting Standards

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

Accounting Standards Update 2022-06 (“ASU 2022-06”), “Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848.” In December 2022, the FASB issued ASU 2022-06 which provides temporary relief during the transition period in complying with ASU 2020-04. The Board included a sunset provision within Topic 848 based on expectations of when LIBOR would cease being published. At the time that ASU 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022 - 12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848.

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

(Dollars in thousands)
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

Year Ended December 31,
(In thousands, except per share data)	2020
Net interest income	$168,499
Other operating income	67,405
Net income available to common shareholders	39,509
Earnings per common share:
Basic	$3.93
Diluted	$3.90

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

For the years ended December 31, 2022 and 2021, the Company incurred approximately $11.8 million and $1.1 million of acquisition expenses in connection with the FTC Merger, respectively. These expenses are recorded in salaries and employee benefits expenses, furniture equipment and data processing expenses, and other expenses in the Company’s Consolidated Statement of Income for the years ended December 31, 2022 and 2021.

The following table reflects the consideration paid and the fair value allocation of assets acquired and liabilities assumed as of the acquisition date:

(Dollars in thousands)
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

Revenues and earnings of the acquired company since the FTC Merger date have not been disclosed as it is not practicable as FTC was merged into BancPlus and separate financial information for FTC is not available. The following table presents unaudited pro forma information as if the FTC Merger had occurred on January 1, 2020. This pro forma information combines the historic consolidated results of operations of BancPlus and FTC after giving effect to certain adjustments, including purchase accounting fair value adjustments and amortization of intangibles, as well as the related income tax effects of those adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the FTC Merger occurred on January 1, 2020.

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Net interest income	$227,394	$213,673	$197,582
Other operating income	71,429	82,724	73,145
Net income available to common shareholders	63,404	72,225	54,956
Earnings per common share:
Basic	$5.55	$6.35	$5.09
Diluted	5.52	6.28	5.04

Note 3: Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
December 31, 2022
U.S. Treasuries	$35,814	$—	$1,235	$34,579
U.S. Government agencies	414,251	246	35,761	378,736
Residential mortgage-backed securities	105,580	13	11,461	94,132
Commercial mortgage-backed securities	13,812	—	1,742	12,070
Asset backed securities	10,289	54	123	10,220
Corporate investments	51,000	—	4,967	46,033
State and political subdivisions	50,530	77	2,457	48,150
Total available for sale	$681,276	$390	$57,746	$623,920

December 31, 2021
U.S. Government agencies	$354,774	$256	$4,780	$350,250
Residential mortgage-backed securities	107,772	2,312	297	109,787
Commercial mortgage-backed securities	14,286	41	51	14,276
Asset backed securities	12,730	421	44	13,107
Corporate investments	43,500	1,138	128	44,510
State and political subdivisions	43,596	1,200	112	44,684
Total available for sale	$576,658	$5,368	$5,412	$576,614

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
December 31, 2022
States and political subdivisions	$62,274	$—	$206	$62,068
Total held to maturity	$62,274	$—	$206	$62,068

December 31, 2021
States and political subdivisions	$71,648	$436	$—	$72,084
Total held to maturity	$71,648	$436	$—	$72,084

All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies.

Provided below is a summary of investment securities which were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
December 31, 2022:
Available for sale:
U.S Treasuries	$34,579	$1,235	$—	$—	$34,579	$1,235
U. S. Government agencies	78,676	4,830	285,994	30,931	364,670	35,761
Residential mortgage-backed securities	81,992	8,935	11,258	2,526	93,250	11,461
Commercial mortgage-backed securities	4,860	594	7,210	1,148	12,070	1,742
Asset backed securities	1,169	7	3,499	116	4,668	123
States and political subdivisions	36,958	4,042	7,076	925	44,034	4,967
Corporate investments	36,655	1,781	5,084	676	41,739	2,457
	$274,889	$21,424	$320,121	$36,322	$595,010	$57,746

Held to maturity:
States and political subdivisions	$9,259	$206	$—	$—	$9,259	$206
	$9,259	$206	$—	$—	$9,259	$206

December 31, 2021:
Available for sale:
U. S. Government agencies	$314,614	$4,780	$—	$—	$314,614	$4,780
Residential mortgage-backed securities	15,216	297	—	—	15,216	297
Commercial mortgage-backed securities	8,376	51	—	—	8,376	51
Asset backed securities	2,272	8	2,192	36	4,464	44
States and political subdivisions	6,117	112	—	—	6,117	112
Corporate investments	11,372	128	—	—	11,372	128
	$357,967	$5,376	$2,192	$36	$360,159	$5,412

The number of debt securities in an unrealized loss position increased from 82 at December 31, 2021 to 359 at December 31, 2022. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2022.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2022:
One year or less	$88,353	$85,744	$6,961	$6,939
After one through five years	326,881	301,015	47,221	47,070
After five through ten years	147,225	129,929	6,452	6,419
After ten years	118,817	107,232	1,640	1,640
	$681,276	$623,920	$62,274	$62,068
December 31, 2021:
One year or less	$11,190	$11,212	$9,286	$9,299
After one through five years	239,290	236,674	44,803	44,989
After five through ten years	197,992	197,809	15,349	15,586
After ten years	128,186	130,919	2,210	2,210
	$576,658	$576,614	$71,648	$72,084

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in thousands)
December 31, 2022	$492,206	$451,638	$35,734	$35,562

December 31, 2021	$451,402	$450,480	$38,704	$39,102

Note 4: Loans

The following is a summary of the Company’s loan portfolio by loan class.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Secured by real estate:
Residential properties	$1,403,974	$774,699
Construction and land development	772,357	543,763
Farmland	283,832	211,503
Other commercial	2,467,216	1,396,085
Total real estate	4,927,379	2,926,050
Commercial and industrial loans	706,466	527,102
Agricultural production and other loans to farmers	80,770	86,520
Consumer and other loans	109,534	79,500

Total loans before allowance for loan losses	$5,824,149	$3,619,172

Loans are stated at the amount of unpaid principal, before allowance for loan losses. Interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding.

Loan Origination/Risk Management/Credit Concentration - The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company’s board of directors reviews and approves these policies and procedures on a regular basis. Although the Company has a diversified loan portfolio, the Company has concentrations of credit risks related to the real estate market, including residential, commercial, and construction and land development lending. Most of the Company’s lending activity occurs within Mississippi, Alabama, Louisiana, and Florida.

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

The following table presents the recorded investment in non-accrual loans, segregated by class.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Secured by real estate:
Residential properties	$2,726	$3,154
Construction and land development	24	51
Farmland	960	1,327
Other commercial	1,215	1,176
Total real estate	4,925	5,708
Commercial and industrial loans	192	20
Agricultural production and other loans to farmers	155	3
Consumer and other loans	—	166
Total non-accrual loans	$5,272	$5,897

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(Dollars in thousands)	Past Due 30-89 Days	Past Due 90 Days or more	Total Past Due	Current	Total Loans	Past Due 90 days or more and Accruing

December 31, 2022
Secured by real estate:
Residential properties	$5,869	$2,015	$7,884	$1,396,090	$1,403,974	$1,079
Construction and land development	526	1,578	2,104	770,253	772,357	1,578
Farmland	566	1,391	1,957	281,875	283,832	427
Other commercial	1,498	774	2,272	2,464,944	2,467,216	216
Total real estate	8,459	5,758	14,217	4,913,162	4,927,379	3,300
Commercial and industrial loans	902	677	1,579	704,887	706,466	545
Agricultural production and other loans to farmers	126	—	126	80,644	80,770	—
Consumer loans	1,530	697	2,227	107,307	109,534	697
Total	$11,017	$7,132	$18,149	$5,806,000	$5,824,149	$4,542

	Past Due 30-89 Days	Past Due 90 Days or more	Total Past Due	Current	Total Loans	Past Due 90 days or more and Accruing

(Dollars in thousands)
December 31, 2021
Secured by real estate:
Residential properties	$4,537	$2,032	$6,569	$768,130	$774,699	$865
Construction and land development	367	1,085	1,452	542,311	543,763	1,085
Farmland	600	425	1,025	210,478	211,503	30
Other commercial	1,589	1,118	2,707	1,393,378	1,396,085	212
Total real estate	7,093	4,660	11,753	2,914,297	2,926,050	2,192
Commercial and industrial loans	824	623	1,447	525,655	527,102	606
Agricultural production and other loans to farmers	311	32	343	86,177	86,520	32
Consumer loans	374	250	624	78,876	79,500	84
Total	$8,602	$5,565	$14,167	$3,605,005	$3,619,172	$2,914

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

Impaired loans, segregated by class were as follows:

	December 31, 2022
(Dollars in thousands)	Principal Balance	Recorded Balance (1)	Related Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$7,947	$5,641	$—
Construction and land development	3,805	2,440	—
Farmland	1,385	969	—
Other commercial	5,320	4,190	—
Total real estate	18,457	13,240	—
Commercial and industrial	14,467	10,959	—
Agricultural production and other loans to farmers	419	156	—
Consumer and other loans	144	15	—

Total	33,487	24,370	—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	—	—	—
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	1,755	1,755	54
Total real estate	1,755	1,755	54
Commercial and industrial	—	—	—

Total	1,755	1,755	54

Total impaired loans	$35,242	$26,125	$54

	December 31, 2021
(Dollars in thousands)	Principal Balance	Recorded Balance (1)	Related Allowance
Impaired loans with no related allowance:
Secured by real estate:
Residential properties	$7,667	$5,034	$—
Construction and land development	3,615	1,649	—
Farmland	3,413	2,859	—
Other commercial	2,671	1,300	—
Total real estate	17,366	10,842	—
Commercial and industrial	17,528	17,300	—
Agricultural production and other loans to farmers	105	15	—
Consumer loans	249	166	—

Total	35,248	28,323	—

Impaired loans with related allowance:
Secured by real estate:
Residential properties	813	813	9
Other commercial	1,906	1,906	304
Total real estate	2,719	2,719	313
Commercial and industrial	4,542	4,542	1,701

Total	7,261	7,261	2,014

Total impaired loans	$42,509	$35,584	$2,014
(1)Recorded balance represents the book value – the contractual principal obligation due from the customer less charge-offs and payments applied.

The average recorded investment and interest recognized for impaired loans for the years ended December 31, 2022 and 2021 are presented below.

	Year Ended December 31,
	2022		2021		2020
(Dollars in thousands)	Average Investment	Interest Recognized	Average Investment	Interest Recognized	Average Investment	Interest Recognized
Secured by real estate:
Residential properties	$5,335	$103	$6,309	$139	$6,014	$152
Construction and land development	1,131	188	2,123	115	4,384	127
Farmland	1,620	—	8,622	384	10,515	510
Other commercial	5,575	149	5,927	168	11,679	249
Total real estate	13,661	440	22,981	806	32,592	1,038
Commercial and industrial	13,936	673	20,473	1,089	2,136	81
Agricultural production and other loans to farmers	20	10	96	3	82	—
Consumer loans	57	1	188	1	181	—
Total	$27,674	$1,124	$43,738	$1,899	$34,991	$1,119

There were zero modifications classified as TDRs for the years ended December 31, 2022 and 2021. The following table illustrates the impact of modifications classified as TDRs for the year ended December 31, 2020:

(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at Year End
December 31, 2020
Secured by real estate:
Residential properties	1	$200	$183
Construction and land development	1	95	—

Total	2	$295	$183

Although there were additional modifications of terms on some loans, the prevailing modifications during the reported periods were related to converting the loans to interest only for a period of time, reductions in the interest rates, and/or extensions of payment dates or maturity dates. Because the majority of these loans were classified as impaired loans before restructuring, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The Company did not forgive any principal on the above loans. The allowance for loan losses attributable to restructured loans was zero and $139,000 at December 31, 2022 and 2021, respectively.

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

The following table summarizes the credit quality of the Company’s loan portfolio by loan class for the period indicated:

(Dollars in thousands)	Risk Grades 1-6	Risk Grade 7	Risk Grade 8	Risk Grade 9	Total
December 31, 2022
Secured by real estate:
Residential properties	$1,391,039	$—	$12,852	$83	$1,403,974
Construction and land development	768,699	303	3,355	—	772,357
Farmland	280,522	—	3,310	—	283,832
Other commercial	2,456,708	—	10,384	124	2,467,216
Total real estate	4,896,968	303	29,901	207	4,927,379
Commercial and industrial	693,963	—	12,503	—	706,466
Agricultural production and other loans to farmers	80,524	—	246	—	80,770
Consumer and other loans	108,279	—	1,255	—	109,534
Total	$5,779,734	$303	$43,905	$207	$5,824,149

(Dollars in thousands)	Risk Grades 1-6	Risk Grade 7	Risk Grade 8	Risk Grade 9	Total
December 31, 2021
Secured by real estate:
Residential properties	$763,116	$—	$11,583	$—	$774,699
Construction and land development	537,573	4,097	2,093	—	543,763
Farmland	208,318	—	3,185	—	211,503
Other commercial	1,386,240	—	9,845	—	1,396,085
Total real estate	2,895,247	4,097	26,706	—	2,926,050
Commercial and industrial	503,603	—	23,496	3	527,102
Agricultural production and other loans to farmers	86,292	—	228	—	86,520
Consumer and other loans	79,176	—	306	18	79,500
Total	$3,564,318	$4,097	$50,736	$21	$3,619,172

Transactions in the allowance for loan losses and balances in the loan portfolio by loan segment are as follows:

(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
December 31, 2022
Allowance for loan losses:
Balance, beginning of year	$6,556	$27,133	$9,488	$1,823	$—	$45,000
Provision for loan losses	(136)	(845)	765	1,581	—	1,365
Recoveries on loans	160	1,093	531	2,592	—	4,376
Loans charged off	(1,830)	(680)	(826)	(4,530)	—	(7,866)

Balance, end of year	$4,750	$26,701	$9,958	$1,466	$—	$42,875

Allowance Balances:
Individually evaluated for impairment	$—	$54	$—	$—	$—	$54
Collectively evaluated for impairment	4,750	26,647	9,958	1,466	—	42,821

Ending balance	$4,750	$26,701	$9,958	$1,466	$—	$42,875

Loan Balances:
Individually evaluated for impairment	$10,768	$3,714	$1,500	$—	$—	$15,982
Collectively evaluated for impairment	695,698	3,519,691	1,402,474	190,304	—	5,808,167

Ending balance	$706,466	$3,523,405	$1,403,974	$190,304	$—	$5,824,149

(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
December 31, 2021:
Allowance for loan losses:
Balance, beginning of year	$6,337	$20,163	$7,900	$1,600	$—	$36,000
Provision for loan losses	98	5,535	1,442	1,993	—	9,068
Recoveries on loans	512	2,414	599	2,744	—	6,269
Loans charged off	(391)	(979)	(453)	(4,514)	—	(6,337)

Balance, end of year	$6,556	$27,133	$9,488	$1,823	$—	$45,000

Allowance Balances:
Individually evaluated for impairment	$1,701	$304	$9	$—	$—	$2,014
Collectively evaluated for impairment	4,855	26,829	9,479	1,823	—	42,986

Ending balance	$6,556	$27,133	$9,488	$1,823	$—	$45,000

Loan Balances:
Individually evaluated for impairment	$21,822	$3,434	$1,640	$166	$—	$27,062
Collectively evaluated for impairment	505,280	2,147,917	773,059	165,854	—	3,592,110

Ending balance	$527,102	$2,151,351	$774,699	$166,020	$—	$3,619,172

(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Unallocated	Total
December 31, 2020:
Allowance for loan losses:
Balance, beginning of year	$2,773	$10,766	$5,568	$1,135	$1,258	$21,500
Provision for loan losses	3,951	11,380	2,369	648	(1,258)	17,090
Recoveries on loans	212	492	353	3,324	—	4,381
Loans charged off	(599)	(2,475)	(390)	(3,507)	—	(6,971)

Balance, end of year	$6,337	$20,163	$7,900	$1,600	$—	$36,000

Note 6: Premises and Equipment

The following is a summary of premises and equipment.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Land	$34,356	$26,902
Bank premises	87,501	74,311
Leasehold improvements	17,859	15,325
Data processing equipment	36,580	34,286
Furniture and other equipment	47,803	42,685
	224,099	193,509
Less accumulated depreciation and amortization	(99,392)	(91,544)
	$124,707	$101,965

Depreciation and amortization expense for premises and equipment totaled $8.5 million in 2022, $7.9 million in 2021, and $6.4 million in 2020.

Note 7: Other Assets

The following is a summary of other assets.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Amortized intangible assets	$11,468	$5,100
Other real estate owned	4,231	5,815
Cash value of bank-owned life insurance	102,694	100,325
Federal Home Loan Bank stock	19,690	2,731
Deferred income tax	17,672	4,608
Investment in statutory trusts	1,704	1,704
Other	20,244	25,304
	$177,703	$145,587

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

The following is a summary of amortized intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2022
Core deposit intangibles	$14,726	$3,482	$11,244
Acquired customer relationships	1,415	1,191	224
Non-compete agreements	90	90	—
	$16,231	$4,763	$11,468

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2021
Core deposit intangibles	$6,901	$2,060	$4,841
Acquired customer relationships	1,415	1,156	259
Non-compete agreements	90	90	—
	$8,406	$3,306	$5,100

Amortization expense of intangible assets having determinable useful lives amounted to $1.5 million, $723,000, and $559,000 for the years ended December 31, 2022, 2021, and 2020, respectively. The future amortization schedule for the Company’s intangible assets is as follows:

(Dollars in thousands)
2022	$1,573
2023	1,534
2024	1,489
2025	1,437
2026	1,379
After 2026	4,056
$11,468

Note 8: Leases

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

The Company's lease agreements do not contain any residual value guarantees. Most of the Company's operating long-term leases are real estate leases. The Company leases real estate and equipment under non-cancelable operating leases that expire at various dates through 2121. These leases generally contain renewal options for periods ranging from one to twenty-five years. Because the Company is not reasonably certain to exercise these renewal options, the optional periods are not included in determining the lease term, and associated payments under these renewal options are excluded from lease payments. The Company’s office space leases require it to make variable payments for the Company’s share of property taxes, insurance and common area costs. These variable costs are not included in the lease payments used to determine lease liability and are recognized as variable costs when incurred. Sublease income is recognized as other income when received.

	Year Ended December 31,
	2022	2021
Lease weighted averages:
Weighted average remaining lease term (years) - operating leases	10.42	11.28
Weighted average discount rate - operating leases	4.85%	5.00%

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Lease expense:
Operating lease expense	$6,371	$4,747
Variable lease expense	691	774
Short-term lease expense	163	181
Sublease income	—	—
Total lease expense	$7,225	$5,702

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	December 31, 2022
Year 1	$5,277
Year 2	5,354
Year 3	5,317
Year 4	4,980
Year 5	4,861
Thereafter	23,211
Total lease payments	49,000
Less: Imputed interest	(11,561)
Total lease obligation	$37,439

Supplemental cash flow related to leases was:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$5,283	$4,610
ROU assets obtained in exchange for lease obligations:
Operating leases	$5,866	$711
Reduction to ROU assets resulting from reductions to lease obligations:
Operating leases	$3,547	$2,927

There were no lease sale transactions in 2022 or 2021. During the year ended December 31, 2020, the Company recognized $3.8 million of gains from lease sales transactions.

Note 9: Other Real Estate Owned

Other real estate owned activity was as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Beginning balance	$5,815	$6,754
Additions	3,610	4,947
Proceeds from sales	(4,419)	(5,861)
Write-downs	(563)	(209)
Net gain (loss) on sales	(212)	184
Balance at end of period	$4,231	$5,815

Note 10: Deposits

The following is a summary of the Company’s deposits.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Noninterest-bearing	$1,666,465	$1,404,590
Interest bearing:
Money market, NOW and savings accounts	3,400,908	2,592,560
Certificates of deposit of $250,000 or more	186,948	181,751
Other certificates of deposit	570,583	443,215
Total interest bearing	4,158,439	3,217,526
Total deposits	$5,824,904	$4,622,116

Scheduled maturities of certificates of deposits are as follows:

(Dollars in thousands)	December 31, 2022
2023	$484,806
2024	168,972
2025	65,356
2026	22,454
2027	15,439
After 2027	504
$757,531

Note 11: Short-term Borrowings

The following is a summary of the Company’s short-term borrowings.

	Balances Outstanding			Weighted Average Rate
(Dollars in thousands)	Maximum Month End	Average Daily	At Period End	During Period	At Period End
December 31, 2022:
Federal funds purchased	$20,003	$1,136	$—	4.39%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%

	$20,003	$1,136	$—

At December 31, 2021, the Company had zero federal funds purchased and securities sold under agreements to repurchase. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U. S. Government agency securities. As of December 31, 2022, the Company had unsecured federal funds lines with available commitments totaling $243.0 million.

Note 12: Advances from Federal Home Loan Bank and Other Borrowings

The Bank has advances from the FHLB which are collateralized by a blanket lien on first mortgage and other qualifying loans. The following is a summary of these advances.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Balance:
Short-term advances	$318,000	$—
Single payment advances	—	20,000
Amortizing advances	84	501

	$318,084	$20,501

Range of interest rates:
Short-term advances	4.28% - 4.59%	N/A
Single payment advances	N/A	1.42% - 1.53%
Amortizing advances	2.49% - 2.94%	2.06% - 2.94%

Range of maturities:

Short-term advances	2023	N/A
Single payment advances	N/A	2027
Amortizing advances	2023 - 2028	2022 - 2028

The Bank may not prepay single payment advances without paying a prepayment penalty. These advances are subject to quarterly calls until maturity by the FHLB. The Company had $1.88 billion as of December 31, 2022 and $1.48 billion as of December 31, 2021 available in additional short and long-term borrowing capacity from the FHLB of Dallas.

At December 31, 2022 and 2021, the Company had the ability to draw additional borrowings of $573.6 million and $189.5 million, respectively, from the Federal Reserve Bank of St. Louis. The ability to draw borrowings is based on loan collateral pledged with principal balances of $673.9 million and $231.7 million as of December 31, 2022 and 2021, respectively, subject to the approval from the Board of Governors of the Federal Reserve System.

Required principal payments on FHLB advances and other borrowings are as follows.

(Dollars in thousands)	December 31, 2022	December 31, 2021
2023	$318,025	$417
2024	13	25
2025	13	13
2026	14	13
2027	14	14
Thereafter	5	20,019
	$318,084	$20,501

On February 25, 2022, the Company entered into a $20.0 million revolving line of credit with a correspondent bank. The line of credit is collateralized by 9,000 shares of BankPlus common stock. The line of credit bears interest at a floating rate of Wall Street Journal Prime with 3.25% interest rate floor. Interest only payments are due on a quarterly basis with the principal due at maturity on February 25, 2024. Unused fees on the revolving line of credit are paid quarterly at 0.25%. For the year ended December 31, 2022, the Company paid unused fees of $24,000. The balance outstanding on this revolving line of credit was zero at December 31, 2022.

Note 13: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and will be amortized over the life of the Notes. At December 31, 2022 and December 31, 2021, the remaining unamortized balance of these issuance costs was $1.1 million and $1.2 million, respectively. The Notes will initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “Subordinated Notes”). The Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the Subordinated Notes in whole upon certain other events. The Subordinated Notes are not subject to redemption at the option of the holder. The Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at December 31, 2022 due to the remaining purchase premium of $583,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following is a summary of debentures payable to statutory trusts.

(Dollars in thousands)	Year of Maturity	Interest Rate	December 31, 2022	December 31, 2021
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at due to the remaining purchase discount which was established upon the SCC Merger and is being amortized over the life of the debentures. At December 31, 2022 and December 31, 2021, the remaining unamortized purchase discount was $3.7 million and $4.0 million, respectively.

Interest rates adjust quarterly for the subordinated debentures with rates that are indexed with LIBOR. On March 15, 2022 the Adjustable Interest Rate (LIBOR) Act was signed into law as part of the Consolidated Appropriations Act, 2022. The Adjustable Interest Rate (LIBOR) Act establishes a nationwide process for replacing LIBOR in financial contracts that mature after the cessation of the overnight, one-, three-, six- and 12-month U.S. dollar LIBOR tenors on June 30, 2023 and that do not provide for an effective means to replace LIBOR upon its cessation. For contracts in which a party has the discretion to identify a replacement rate, the Act also provides a safe harbor to parties if they choose the Secured Overnight Financing Rate (“SOFR”)-based benchmark replacement rate to be identified by the Board of Governors of the Federal Reserve System. In January 2023, the Company was notified that the interest rate on the subordinated debentures would be replaced with SOFR.

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

Note 15: Other Operating Income and Other Operating Expenses

Significant components of other operating income are summarized as follows.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Income from fiduciary activities	$7,607	$7,569	$6,280
ATM income	6,127	6,377	5,389
Brokerage and insurance fees and commissions	2,690	2,399	1,986
Other real estate income and gains	150	399	761
Life insurance income	2,563	6,601	2,386
Community Development Financial Institutions grants	443	2,241	823
Other	4,005	4,516	8,804
	$23,585	$30,102	$26,429
Significant components of other operating expenses are summarized as follows.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Advertising and marketing	$6,171	$3,868	$3,968
Other real estate expenses and losses	1,262	842	889
FDIC and State insurance assessments	4,012	3,029	2,085
Professional fees	8,147	3,907	6,272
Security expense	785	857	831
Supplies	1,262	992	1,023
Other	18,614	14,586	12,263
	$40,253	$28,081	$27,331

Note 16: Employee Benefits

The Company has an Employee Stock Ownership Plan (“ESOP”) that covers all employees of the Bank who are 21 years of age and work in a position requiring at least one thousand hours of service annually. The plan also has 401(k) provisions that allow for employee tax deferred contributions. Participants may make contributions to the ESOP in accordance with applicable regulations and the ESOP’s provisions. The Company makes a 3% “safe harbor” matching contribution, plus an additional matching contribution equal to 50% of the next 2% of an employee’s salary deferral contributions in excess of 3%. Additional contributions are made to the ESOP at the discretion of the board of directors. Total contribution expenses related to the ESOP were $3.8 million in 2022, $3.5 million in 2021, and $3.2 million in 2020.

The ESOP owned 1,452,950 and 1,500,732 shares of the Company's common stock at December 31, 2022 and 2021, respectively. The ESOP entered into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of company stock that were sold by participants in accordance with diversification provisions of the ESOP. A total of 176,786 shares were repurchased through 2011, 77,000 shares were repurchased under this program in 2012, and 27,594 shares were repurchased in 2019. These unallocated shares were released to participants proportionately as the loans were repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares that are used to repay the loan were treated as compensation expense. As of December 31, 2022, the ESOP had zero loans with the Company.

The following table presents information related to the Company’s ESOP-owned shares.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Allocated shares	1,452,950	1,472,334
Unearned shares	—	28,398
Total ESOP shares	1,452,950	1,500,732

Fair value of unearned shares	$—	$1,938

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Comp any will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the consolidated balance sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with SEC guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third-party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the consolidated statements of changes of shareholders’ equity. The fair value of shares held by the ESOP at December 31, 2022 was $97.0 million, based on the Company’s previously disclosed appraised value of $66.75 per share of common stock. The fair value of shares held by the ESOP at December 31, 2021 was $100.5 million, based on the Company’s previously disclosed appraised value of $68.25 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. In particular, the COVID-19 pandemic has had a significant impact on the trading markets for equity securities, including the value of equity securities of banking institutions. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 17: Income Taxes

Significant components of income tax expense (benefit) are as follows.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Current:
Federal	$13,351	$11,249	$7,365
State	2,674	1,971	1,896
	16,025	13,220	9,261
Deferred:
Federal	442	131	45
State	147	67	(96)
	589	198	(51)
	$16,614	$13,418	$9,210

The differences between actual income tax expense and the expected amount computed using the applicable Federal rate are summarized as follows.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Amount computed on earnings before income taxes	$16,251	$14,656	$10,150
Tax effect of:
Income from tax-exempt investments, net of disallowed interest deduction	(328)	(392)	(486)
Bargain purchase gain	—	—	1,422
State income taxes, net of Federal tax benefit	2,228	1,610	(226)
Life insurance income	(485)	(1,341)	(445)
Qualified School Construction Bond credits	(854)	(854)	(854)
New markets tax credit	(460)	(460)	—
Low Income Housing Tax credits	—	(161)	(221)
Non-deductible expense	536	355	384
Sale of foreclosed right-of-use asset	—	—	(809)
Other, net	(274)	5	295
	$16,614	$13,418	$9,210

The components of net deferred tax assets (liabilities) are presented in the table below. With limited exception, the Company is no longer subject to income tax examinations by tax authorities for years before 2019.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Allowance for loan losses	$10,910	$11,410
Other real estate	1,130	1,182
Investment securities	252	183
Restricted stock	663	351
Unrealized loss on securities available for sale	14,282	11
Loan yield and credit mark on loans	2,125	1,120
Deposit yield mark	573	569
Accrued expenses	1,205	576
Other	149	78
Total deferred tax assets	31,289	15,480

Deferred tax liabilities:
Depreciation of premises and equipment	(6,493)	(7,022)
Federal Home Loan Bank stock dividends	(144)	(87)
Deferred loan fees	(1,434)	—
Partnership income	(463)	(678)
Prepaid expenses	(1,570)	(1,014)
Amortization of intangibles	(2,714)	(1,066)
Subordinated debt yield mark	(799)	(1,005)
Total deferred tax liabilities	(13,617)	(10,872)

Net deferred tax assets	$17,672	$4,608

The net deferred tax assets of $17.7 million and $4.6 million at December 31, 2022 and 2021, respectively, are included in other assets on the consolidated balance sheets.

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

In addition to the above, the Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. The Company does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have an adverse effect on its consolidated financial position or liquidity.

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

(Dollars in thousands)	December 31, 2022	December 31, 2021
Loan commitments to extend credit	$1,436,030	$1,185,760
Standby letters of credit	15,237	15,128

The Bank makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $3.5 million and $25.3 million at December 31, 2022 and 2021, respectively. These commitments are accounted for as derivatives and marked to fair value through income. The Bank also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. These forward sales agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through income. The Bank had $6.8 million and $35.5 million in locked forward sales agreements in place at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, derivatives with a positive fair value of $28,000 and $129,000, respectively, were included in other assets and derivatives with a negative fair value of $10,000 and $85,000, respectively, were included in other liabilities.

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
In 2019, the federal bank regulatory agencies finalized a rule that simplifies capital requirements for qualifying community banks by providing an option to use a simple leverage ratio to measure capital adequacy and to not calculate risk-based capital ratios. A qualifying community bank has less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9.0% percent. The community bank leverage ratio (“CBLR”) framework was effective on January 1, 2020, and the Company and the Bank elected to adopt the optional CBLR framework in the third quarter of 2022, as an alternative to the generally applicable capital rules.
Prior to their election to use the CBLR framework, the Company and the Bank were subject to the generally applicable capital rules, which became effective for both the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule and fully phased in by January 1, 2019. These generally applicable capital rules require banking institutions to comply with three minimum risk-based capital ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital, and total capital, as well as a minimum leverage ratio based on Tier 1 capital.

An institution subject to the generally applicable capital rules must also maintain a capital conservation buffer of CET1 capital over risk-weighted assets that is more than 2.50% above the minimum risk-based capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. If, after deducting the buffer amount from its CET1 capital, Tier 1 capital, and total capital, any of these amounts results in a risk-based capital ratio below the minimum, a banking institution subject to the generally applicable capital rules will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Management believes as of December 31, 2022 and December 31, 2021, the Company and the Bank met the minimum leverage ratio or capital requirements to which they are and were subject.

The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of December 31, 2022, the Bank maintained a leverage ratio of more than 9% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2022 that management believes have changed the Bank’s category. Prior to the adoption of the CBLR framework, including at December 31, 2021, the Bank was required to maintain certain ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets to be categorized as well capitalized. The amounts of the Bank’s capital relative to the standards for well capitalized status for the relevant periods are set forth in the following table.
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

Total capital, which is used in the generally applicable capital rules but not CBLR, includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. In addition, Tier 2 capital at December 31, 2021 includes $58.8 million of subordinated debentures. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

The following table presents actual and required capital ratios for the Company and the Bank under the CBLR, the generally applicable capital rules and prompt corrective action regulations, as applicable for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized

(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2022:
Company:
Community Bank Leverage Ratio	$721,001	10.54%	$615,566	9.00%

Bank:
Community Bank Leverage Ratio	636,007	9.31%	614,973	9.00%

	Actual		Minimum Requirement		Required to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2021:
Company:
CET1 Capital to Risk-Weighted Assets	$382,736	9.40%	$285,078	7.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	433,754	10.65%	346,166	8.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	537,541	13.20%	427,617	10.50%	N/A	N/A
Tier 1 Capital to Average Assets	433,754	8.46%	205,072	4.00%	N/A	N/A

Bank:
CET1 Capital to Risk-Weighted Assets	$428,602	10.55%	$284,509	7.00%	$264,187	6.50%
Tier 1 Capital to Risk-Weighted Assets	428,602	10.55%	345,475	8.50%	325,153	8.00%
Total Capital to Risk-Weighted Assets	473,602	11.65%	426,763	10.50%	406,441	10.00%
Tier 1 Capital to Average Assets	428,602	8.37%	204,714	4.00%	255,893	5.00%

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

Level 1
Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access as of the measurement date

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3
Unobservable inputs that are significant to the fair value of the assets or liabilities that reflect a company’s own assumptions about the assumptions that market participants would use in pricing assets or liabilities

Management monitors the availability of observable market data to assess the appropriate classification of assets and liabilities within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers of financial instruments between fair value levels during the years ended December 31, 2022 and 2021.

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

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	Fair Value	Fair Value Measurements Using
(Dollars in thousands)		Level 1	Level 2	Level 3
December 31, 2022
U.S. Treasuries	$34,579	$—	$34,579	$—
U.S. Government agencies	378,736	—	378,736	—
Residential mortgage-backed securities	94,132	—	94,132	—
Commercial mortgage-backed securities	12,070	—	12,070	—
Asset backed securities	10,220	—	10,220	—
Corporate investments	46,033	—	46,033	—
State and local political subdivisions	48,150	—	48,150	—
Total securities available for sale	$623,920	$—	$623,920	$—

December 31, 2021
U.S. Government agencies	$350,250	$—	$350,250	$—
Residential mortgage-backed securities	109,787	—	109,787	—
Commercial mortgage-backed securities	14,276	—	14,276	—
Asset backed securities	13,107	—	13,107	—
Corporate investments	44,510	—	44,510	—
State and local political subdivisions	44,684	—	44,684	—
Total securities available for sale	$576,614	$—	$576,614	$—

There were no transfers between Level 1, 2 or 3 during the periods shown above.

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair Value	Fair Value Measurements Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses:
December 31, 2022	$26,071	$—	$—	$26,071
December 31, 2021	$33,570	$—	$—	$33,570

Other real estate:
December 31, 2022	$4,231	$—	$—	$4,231
December 31, 2021	$5,815	$—	$—	$5,815

There were no transfers between Level 1, 2 or 3 during the periods shown above.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2022
Impaired loans, net of specific allowance	$26,071	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate	$4,231	Third-party and in-house appraisals	Selling costs	5% - 10%	6%
December 31, 2021
Impaired loans, net of specific allowance	$33,570	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate	$5,815	Third-party and in-house appraisals	Selling costs	5% - 10%	6%

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

The following table presents estimated fair values of the Company’s financial instruments that are not recorded at fair value:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$137,895	$137,895	$664,165	$664,165
Level 2 inputs:
Securities held to maturity	62,274	62,068	71,648	72,084
Federal Home Loan Bank stock	19,690	19,690	2,731	2,731
Accrued interest receivable	23,156	23,156	14,329	14,329
Level 3 inputs:
Loans held for sale	5,373	5,373	10,621	10,621
Loans, net	5,781,274	5,601,070	3,574,172	3,548,595

Financial liabilities:
Level 2 inputs:
Deposits	5,824,904	5,289,138	4,622,116	4,493,957
Advances from FHLB and other borrowings	318,084	318,079	20,501	21,024
Subordinated debentures	133,478	138,780	111,509	111,509
Accrued interest payable	2,334	2,334	1,425	1,425

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

The following is a summary of loans made to such borrowers.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Beginning balance	$16,651	$15,906
Advances	7,738	6,025
Payments	(8,175)	(5,280)
Ending balance	$16,214	$16,651

The Bank had commitments to extend credit to these related parties amounting to $2.4 million and $1.6 million at December 31, 2022 and 2021, respectively.

In addition, one of the Company’s directors serves as Chairman of the board of directors for an entity that provides insurance services to the Company. For the years ended December 31, 2022, 2021, and 2020 the Company paid $2.0 million, $1.6 million, and $1.4 million, respectively, for these policies.

Note 22: Stock Based Compensation

Under the Company’s long-term incentive program, officers and directors are eligible to receive equity-based awards under the 2018 Long-Term Incentive Plan (“LTIP”). In connection with awards granted under the 2018 LTIP, a maximum of 750,000 shares of BancPlus common stock may be issued. As of December 31, 2022, 445,888 shares of BancPlus common stock were available for issuance under the 2018 LTIP Plan. The awards may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalent rights, performance unit awards, or any combination thereof. During the years ended December 31, 2022, 2021, and 2020 restricted stock awards (“RSA”) were granted for 99,457, 90,927, and 39,155 shares of common stock, respectively. RSAs granted under the LTIP generally vest over one to ten years. Nonvested restricted stock awards are included in the Company’s common stock outstanding. Compensation expense for RSAs granted under the LTIP is recognized over the vesting period of the awards based on the fair value of the stock at the grant date, with forfeitures recognized as they occur.

Stock based compensation that has been charged against income was $4.3 million, $2.3 million, and $1.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there was $7.9 million of total unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.9 years.

A summary of our equity-based award activity and related information for our RSAs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2019	69,097	$53.67
Granted	39,155	45.36
Vested	(17,143)	51.03
Forfeited	—	—
December 31, 2020	91,109	50.60
Granted	90,927	52.49
Vested	(33,545)	52.03
Forfeited	(3,919)	46.87
December 31, 2021	144,572	51.56
Granted	99,457	68.10
Vested	(57,226)	53.86
Forfeited	(2,519)	60.81
December 31, 2022	184,284	$58.36

Note 23: Summarized Financial Information of BancPlus Corporation

Summarized financial information of BancPlus Corporation (parent company only) is as follows.

Balance Sheets

(Dollars in thousands)	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$157,092	$52,960
Investment in banking subsidiary	664,368	436,285
Due from Oakhurst Development, Inc.	30,189	31,173
Equity in undistributed loss of Oakhurst Development, Inc.	(22,609)	(22,379)
Investment in statutory trusts	1,703	1,703
Other assets	1,828	3,304
	$832,571	$503,046
Liabilities and Shareholders' Equity
Liabilities:
Subordinated debentures payable to statutory trusts	$133,478	$111,509
Accrued interest payable	312	194
Deferred income taxes	681	924
Total liabilities	134,471	112,627
Redeemable common stock owned by ESOP	96,984	100,487
Shareholders' equity, net of ESOP owned shares	601,116	289,932
	$832,571	$503,046

Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Income:
Dividends from banking subsidiary	$25,200	$21,600	$22,050
Equity in undistributed income of banking subsidiary	45,933	38,466	20,181
Equity in undistributed income (loss) of Oakhurst Development, Inc.	(230)	167	3,706
Other income	75	2,571	36
Total income	70,978	62,804	45,973

Expenses:
Interest expense	4,848	4,101	2,741
Other expenses	8,120	3,889	5,583
Total expenses	12,968	7,990	8,324

Income before income taxes	58,010	54,814	37,649
Income tax benefit	2,765	1,638	1,534
Net income	$60,775	$56,452	$39,183

Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020

Net income	$60,775	$56,452	$39,183

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	(57,312)	(9,198)	8,778
Tax effect	14,271	2,290	(2,185)
Total other comprehensive income (loss), net of tax	(43,041)	(6,908)	6,593
Comprehensive income	$17,734	$49,544	$45,776

Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$60,775	$56,452	$39,183
Adjustments to reconcile net income to net cash from operating activities:
Common stock released by ESOP	1,401	1,249	1,826
Stock based compensation expense	4,307	2,337	1,474
Equity in undistributed income of banking subsidiary	(45,933)	(38,466)	(20,181)
Equity in undistributed (income) loss of Oakhurst Development, Inc.	230	(167)	(3,706)
Other, net	(2,231)	506	(2,453)
Net cash from operating activities	18,549	21,911	16,143

Cash flows from investing activities:
Acquisition of State Capital Corp.	—	—	(7,115)
Acquisition of First Trust Corporation	(62,955)	—	—
Investment in banking subsidiary	(80,000)	—	—
Investment in Oakhurst Development, Inc.	788	315	201
Net cash from (used in) investing activities	(142,167)	315	(6,914)

Cash flows from financing activities:
Proceeds from other borrowings	20,000	—	—
Payments on other borrowings	(20,000)	(13,125)	(3,500)
Issuance of common stock	13	—	—
Issuance of preferred stock	250,000	—	—
Proceeds from issuance of subordinated debt	—	—	60,000
Payment of subordinated debt issuance costs	—	—	(1,439)
Purchase of Company stock	(3,103)	(2,433)	(3,268)
Shares withheld to pay taxes on restricted stock vesting	(713)	(229)	(10)
Cash dividends paid on common stock	(18,447)	(15,299)	(13,220)
Net cash from (used in) financing activities	227,750	(31,086)	38,563

Net change in cash and cash equivalents	104,132	(8,860)	47,792

Cash and cash equivalents at beginning of year	52,960	61,820	14,028

Cash and cash equivalents at end of year	$157,092	$52,960	$61,820

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based upon their evaluation as of December 31, 2022, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “2013 Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

BancPlus has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is attached hereto as Exhibit 14.1.

Board of Directors

The BancPlus board of directors is divided into three classes, with each director serving a three-year term and until his or her successor is elected or qualified, or until his or her earlier death, resignation or removal. The election of directors is staggered so that approximately one-third of the BancPlus board of directors is elected at each annual meeting. The terms of the Class I directors expire at the 2023 annual meeting. The terms of the Class II directors expire at the 2024 annual meeting. The terms of the Class III directors expire at the 2025 annual meeting. The BancPlus directors discharge their responsibilities throughout the year at board of directors and committee meetings and also through telephone contact and other communications with BancPlus’ executive officers. The directors elected to each of Class I, Class II and Class III, as well as their respective ages, as of the date of this Annual Report on Form 10-K, are set forth below.

Name	Age	Director Since	Class	Independent
S.R. Evans Jr., M.D.	84	2020	I	Yes
Kirk A. Graves	58	2020	III	No
David Guidry	65	2022	III	Yes
Kennith W. Helton	82	1983	I	Yes
Randall E. Howard	75	2015	II	Yes
B. Bryan Jones III	73	2000	III	Yes
R. Eason Leake	76	2015	II	No
Ryan J. Lopiccolo	40	2022	II	Yes
Carl R. Montgomery	83	1976	I	Yes
R. Hal Parker	76	2008	II	Yes
Thomas G. Peaster	82	1987	I	No
John F. Phillips III	73	1988	II	Yes
William A. Ray	67	1987	III	No
Staci H. Tyler	42	2022	I	Yes
Eugene F. Webb	63	2022	I	No
Max S. Yates	64	2000	III	No

The table below provides the current composition for each of the standing committees of the board of directors.

Name	Audit	Compensation	Nominating & Corporate Governance	Risk	Trust
S.R. Evans Jr., M.D.	Member		Member	Member	Member
Kirk A. Graves
David Guidry	Member			Member
Kennith W. Helton			Member	Member	Member
Randall E. Howard	Member	Member	Member	Member
B. Bryan Jones III			Member	Member	Chair
R. Eason Leake		Member		Member	Member
Ryan J. Lopiccolo	Member			Member
Carl R. Montgomery	Member	Chair	Chair	Member
R. Hal Parker	Member	Member	Member	Chair
Thomas G. Peaster					Member
John F. Phillips III	Member			Member
William A. Ray
Staci H. Tyler	Chair			Member
Eugene F. Webb
Max S. Yates					Member

Executive Officers

BancPlus’ executive officers are appointed by BancPlus’ board of directors and hold office until their successors are duly appointed and qualified or until their earlier death, resignation or removal. Each of BancPlus’ current executive officers, as well as their ages, is set forth below.

Name	Position	Age
William A. Ray	President and Chief Executive Officer	67
Kirk A. Graves	Senior Executive Vice President and Chief Operating Officer	58
Karlen Turbeville	Senior Executive Vice President and Chief Financial Officer	63
Eugene F. Webb	Senior Executive Vice President and Chief Banking Officer	63
Gregory A. Ray	Senior Executive Vice President and Chief Risk Officer	57
Max S. Yates	Senior Executive Vice President and Chief Strategy Officer	64

Background of Executive Officers and Directors

A brief description of the background of each of BancPlus’ executive officers and directors is set forth below.

Executive Officers:

William A. “Bill” Ray. Mr. Ray, who is also a director, has served as the BancPlus President and Chief Executive Officer since 1986. As President and CEO, Mr. Ray is responsible for leading and managing all facets of BancPlus operations, including establishing its long-term goals, strategies, and corporate vision. Mr. Ray was the Chief Financial Officer at BankPlus from 1983 to 1986. He has served on the BancPlus board of directors since 1987. Prior to joining BankPlus, Mr. Ray was a Supervising Senior Accountant at Peat, Marwick, Mitchell & Co in Jackson, Mississippi from 1981 to 1983. He continues to hold his certified public accountant certification. Mr. Ray’s leadership, together with the skills and knowledge of the banking industry and BankPlus gained during his tenure with BancPlus, has been instrumental to BancPlus’ recent growth and success. In addition, Mr. Ray brings to the BancPlus board of directors and franchise a unique blend of banking experience that is extremely valuable to BancPlus as it looks to grow its franchise in legacy and new markets.

Mr. Ray holds a Bachelor of Business Administration in Accounting from the University of Mississippi. Mr. Ray is not related to Mr. Gregory A. Ray, a Senior Executive Vice President and the Chief Risk Officer of the Company.

Kirk A. Graves. Mr. Graves, who also serves as a director, has served as Senior Executive Vice President and Chief Operating Officer since 2020. He also serves as Senior Vice President and Chief Operating Officer of BankPlus. Mr. Graves previously served as Chief Executive Officer of SCC, the entity with which BancPlus merged in 2020 and as Chief Executive Officer and Chairman of the board of directors of SBT, a banking subsidiary of SCC, since 2016. He served as a director of SBT from 2004 to 2020. Previously, Mr. Graves served as Chief Financial Officer of SBT from 2002-2015. Prior to joining SCC, Mr. Graves worked at Trustmark National Bank from 1994-2002, first as Vice President for Public Finance and then as Vice President—Bank Funding Manager. From 1993-1994, Mr. Graves was an investment officer at Sunburst Financial Group. He began his career in the banking industry as Assistant Vice President for Credit Administration from 1987-1992 at Eastover Bank for Savings. Mr. Graves brings over thirty years of banking experience to his position; additionally, he holds the Chartered Financial Analyst designation and is a Certified Public Accountant.

Mr. Graves holds a Bachelor of Business Administration in Banking and Finance and in Managerial Finance, as well as a Masters of Business Administration, from the University of Mississippi.

Karlen Turbeville. Ms. Turbeville has served as Senior Executive Vice President and Chief Financial Officer since 2022. She served as Executive Vice President and Chief Accounting Officer at BancPlus from March 2020 to June 2022. In addition, she served as BancPlus’ Senior Vice President and Controller from May 2017 to March 2020 and worked as a consultant with BancPlus from 2011 to 2017. Prior to joining BancPlus, Ms. Turbeville was active in various wireless businesses and development entities. Ms. Turbeville was a founder and Senior Vice President of Tritel Inc, a large AT&T affiliate. In that capacity she was responsible for all finance, revenue, customer operation and pricing functions. As a member of the senior executive team of Tritel, she was instrumental in raising over $1.3 billion in combined public and private equity, senior secured credit facilities, a Rule 144A private offering of senior subordinated notes and completed a successful IPO. Ms. Turbeville has more than 40 years of public and industry accounting and consulting experience. Ms. Turbeville is a Certified Public Accountant. She is a member of both the American Institute of Certified Public Accountants and the Mississippi Society of Certified Public Accountants.
Ms. Turbeville holds a Bachelor’s Degree in Accounting from the University of Mississippi.

Eugene F. “Jack” Webb. Mr. Webb, who also serves as a director, has served as Senior Executive Vice President and Chief Banking Officer since his appointment in January 2018. He also serves as President and CEO of BankPlus. Prior to his current position, he held various positions with BancPlus, including Senior Executive Vice President and Chief Community Banking Officer from 2012 to 2018; Senior Executive Vice President and President—South Region from 2004 to 2012; Executive Vice President and President—South Region from 2000 to 2004; Senior Vice President and Director of Risk Management from 1998 to 2000; and Vice President and Director of Risk Management from 1996 to 1998. From 1990 to 1996, Mr. Webb was a National Bank Examiner with the Comptroller of Currency in Jackson, Mississippi. He started his long career in the banking industry with positions as an Associate National Bank Examiner from 1986 to 1989 and as a Vice President—Credit Department Manager of Altus Bank from 1989 to 1990.

Mr. Webb holds Bachelor of Business Administration in Banking & Finance and Managerial Finance from University of Mississippi and a Master of Business Administration, Finance from Memphis State University.

Max S. Yates. Mr. Yates has served as a director since 2000 and Senior Executive Vice President and Chief Strategy Officer since 2020 and is a member of the Trust Committee. He previously served as Senior Executive Vice President and Chief Risk Officer from 2012 to 2020. He served as Executive Vice President and Chief Risk Officer from 2006 to 2012. Prior to serving as Chief Risk Officer, he served as BankPlus’ Director of Treasury from 2000 to 2006 and Chairman of BankPlus’ Asset Liability Committee from 2000 to 2007. Additionally, Mr. Yates has served as a member of the BancPlus board of directors and as Secretary of the BancPlus board of directors since 2000. Prior to joining BancPlus, he was Senior Vice President of First National Bank of Holmes County from 1989 to 2000. Since starting his career in the banking industry in 1981, Mr. Yates has held various positions, including working as a Fixed Income Institutional Sales Advisor at a regional investment firm, advising community banks, and working in investments and treasury at two publicly traded financial institutions. Since 2014, he has served as a member of the board of directors of the Community Development Bankers Association. He also serves on the Mississippi Public Funds Guaranty Pool Board and on the FHLB of Dallas’ Member Advisory Council and is on the board of directors of the Mississippi Economic Council. Previously, Mr. Yates served on the board of directors of the Mississippi Bankers Association from 2010 to 2014, and currently serves on the legislative committee. His more than 40 years in the banking industry, as well as his relationships in the community, make him well qualified to serve as a director of BancPlus.
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

Directors:

S.R. Evans, Jr., M.D. Dr. Evans has served as a director of BancPlus since 2020. He previously served as a director of SCC, the entity with which BancPlus merged in 2020, and SBT, a banking subsidiary of SCC, from 1985 to 2020 and served as Vice-Chairman of the SCC board of directors from 2000 to 2020. He serves as a member of the Audit Committee, Nominating and Corporate Governance Committee, Risk Committee and Trust Committee. Dr. Evans has practiced medicine from 1978 to the present and was co-owner of the Greenwood Clinic for Women, PLLC from 2002 to 2020. In addition, he has worked as a staff physician at Greenwood Leflore Hospital in Greenwood, Mississippi from 1972 to the present, including serving previously as chief of surgery in gynecology and as a member of the executive committee of the medical staff. He currently practices as a hospitalist at Greenwood Leflore Hospital. Dr. Evans also operates Evans Angus Farms, an unincorporated family cattle farming operation consisting of a herd of roughly 200 to 300 cattle, which he acquired in 1972. Dr. Evans has gained extensive banking experience through his service as Vice President of SBT from 2000 until his retirement in 2015. His sound decision-making, analytical skills and forward thinking were instrumental in SCC’s growth and success, and these same attributes make him qualified to serve on the BancPlus board.

Dr. Evans holds a Bachelor of Science in Chemical Engineering from Mississippi State University, and he graduated from the University of Mississippi School of Medicine. He completed his residency at the University of Tennessee Regional Medical Center at Memphis and his fellowship at Sloan-Kettering Hospital for Cancer in New York City.

David Guidry. Mr. Guidry has served as a director of BancPlus since 2022 and is a member of the Audit Committee and Risk Committee. Prior to the FTC Merger, Mr. Guidry had served as a Vice- Chairman of the FTC board since 2002. Since 1982, Mr. Guidry has served as the President and Chief Executive Officer of Guico Industries, a manufacturer and distributor of equipment used in the exploration and development of oil fields and serving the entire North American oil patch, and founded its predecessor, Guico Machine Works, Inc., in 1982. Mr. Guidry is a trustee of Baptist Community Ministries and serves as a director of the Boy Scouts of America, the Louisiana Children’s Museum, the Louisiana Minority Business Council, Idea Village, Jefferson Parish and the Northshore business council. He previously served as a director of the New Orleans branch of the Federal Reserve Bank of Atlanta, Chairman of the board of commissioners of the Port of New Orleans and as a member and Chairman of the audit committee of the Louisiana University System Board of Supervisors. He has received numerous federal, state and local honors, including the Small Business Administration Minority Business Award and Manufacturer of the Year, Louisiana Lantern Award and Young Leadership Council Role Model Award. Mr. Guidry’s background as a chief executive officer for almost four decades, and his extensive community, business and financial experience serving as a director of and serving on and chairing numerous audit committees of several for- and non-profit entities make him qualified to serve on the BancPlus board.

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

Randall E. Howard. Mr. Howard has served as a director and Vice Chairman of the BancPlus board of directors and the BankPlus board of directors since 2015 and has served as Lead Director since March 2020. He serves as a member of the Audit Committee, the Compensation Committee, Nominating and Corporate Governance Committee, and Risk Committee. Mr. Howard served as President of Commercial Banking of Hibernia Corp. and Hibernia National Bank from 2003 to 2005, with responsibility for commercial and middle-market corporate banking, including commercial real estate, energy/maritime, commercial mortgage capital, treasury management, energy investments, leasing, Hibernia insurance, and public fund sales, and served as a member of the board of directors of Hibernia Corp. and Hibernia National Bank. Prior to that, he served as Chief Commercial Banking Executive of Hibernia Corp. and Hibernia National Bank from 2000 to 2003 and as Chairman of the Southeast Region for Hibernia Corp. and Hibernia National Bank from 1998 to 2000. Mr. Howard was a member of the board of directors of Hibernia Corp. and Hibernia National Bank from 2000 to 2005. From 1987 to 1998, he served as President and Chief Executive Officer of Argent Bank, a Louisiana banking association headquartered in Thibodaux, Louisiana, which was merged with and into Hibernia National Bank in 1998. Mr. Howard has served as a director of First Bank and Trust and First Trust Corporation since 2009. Mr. Howard’s over 35 years of experience in the financial service industry, his understanding of the regulatory structure in which BancPlus operates, his experience on the boards of other banks, and his contacts in markets served by BankPlus make him well qualified to serve on the BancPlus board of directors.

Mr. Howard earned a Bachelor of Science in Finance from the University of Southern Mississippi and is a graduate of the School of Banking of the South at Louisiana State University.

B. Bryan Jones III. Mr. Jones has been Chairman of the board of directors of BancPlus since 2022 and has served as a director since 2000. He is a member of the Nominating and Corporate Governance Committee and Risk Committee and serves as Chair of the Trust Committee. Mr. Jones was a Senior Executive Vice President and Chief Private Banking Officer of BankPlus from 2012 until his retirement in March 2019. Prior to 2010, he held various positions at BankPlus, including Senior Executive Vice President and President—North Region. Mr. Jones has also developed valuable board of directors experience through his service on other boards, serving as a director of Staplcotn, one of the largest cotton marketing cooperatives in the United States, from 1998 until September 2020. Additionally, he serves on the civic board of the Mississippi Chapter of the Nature Conservancy. His knowledge of BancPlus’ products and services and the regulatory environment in which it operates, as well as his relationships in the community, make him well qualified to serve as a director of BancPlus.
Mr. Jones holds a Bachelor in Business Administration from the University of Mississippi.

R. Eason Leake. Mr. Leake has served as a director of BancPlus since 2015, and is a member of the Compensation Committee, Risk Committee and Trust Committee. Mr. Leake’s leadership experience as Chief Executive Officer from 1999 to 2012 and Chairman of the Board from 2002 to the present of Ross & Yerger, an insurance company, add significant value to the BancPlus board of directors. Mr. Leake was also a director from 2009 until 2010 and Interim Chief Executive Officer from May 2010 until August 2010 at Infinity Business Group, Inc., when it entered into Chapter 7 bankruptcy under the United States Bankruptcy Code. He started his career in banking at People’s Bank in Tupelo, Mississippi, as an assistant cashier. He is certified as a Chartered Property Casualty Underwriter and currently works as a producer at Ross & Yerger. With over 40 years of experience serving community banks, Mr. Leake has expertise in collateral protection strategies, asset and fee income growth strategies, and strategic planning. In addition, Mr. Leake currently serves as Chairman of the board of directors of PriorityOne Capital Corporation and is a director of PriorityOne Bank, further augmenting his experience. Mr. Leake’s prior banking experience, extensive managerial and leadership experience gained through his years with Ross & Yerger, and relationships in the markets BancPlus serves make him well qualified to serve on the BancPlus board of directors.

Mr. Leake earned a Bachelor of Arts in Economics from Millsaps College.

Ryan J. Lopiccolo. Mr. Lopiccolo has served as a director of BancPlus since 2022 and served as a director of FTC from 2014 until the FTC Merger. Mr. Lopiccolo is a member of the Audit Committee and Risk Committee. During his time as a director of FTC, Mr. Lopiccolo’s duties included serving on FTC’s audit, loan, and M&A committees, in addition to serving on various executive committees. Since 2014, Mr. Lopiccolo has served as Executive Vice President of Columbus Properties, a real estate development firm. Mr. Lopiccolo’s diverse background, including years of restaurant entrepreneurship and retail experience specializing in e-commerce, payment processing and commercial real estate make him qualified to serve on the BancPlus board.

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

Mr. Parker holds a Bachelor of Science in Business from Mississippi State University.

Thomas G. Peaster. Mr. Peaster has been a director of BancPlus since 1987, is a member of the Trust Committee and is an employee of BankPlus. He also served as Chairman of the board of directors of BankPlus from 1987 to 2022. Mr. Peaster owned and served as President of Peaster Tractor, Inc., a John Deere dealership, for over 38 years from 1965 to 2004. He also spent 33 years operating a cotton farm. He served as Chairman of the Board of Amco Manufacturing, Inc., a farm equipment manufacturer, from 1987 to 2011, and Chairman of the Board of Lexington Homes, Inc., a mobile home manufacturer, from 2004 to 2016. In addition, he managed the accounting department of First National Bank of Jackson from 1964 to 1965 and was an auditor with the Public Housing Administration from 1962 to 1964. Mr. Peaster also served on the board of directors of Delta National Bank from 1978 to 1987. His extensive management and accounting experience, including in the banking industry, along with his relationships in the communities BancPlus serves and broad understanding of the products and services BancPlus offers gained through his many years of service as Chairman of the board of directors of BankPlus, are among his qualifications to serve as a director of BancPlus.

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

Staci H. Tyler. Ms. Tyler has been a director of BancPlus since 2022 and is chair of the Audit Committee and a member of the Risk Committee. She also sits on the board of directors of BankPlus. Her principal occupation is Senior Vice President, Chief Accounting Officer and Secretary of EastGroup Properties, where she has worked since 2007 and has served as Assistant Controller, Vice President and Controller during that time. Prior to joining EastGroup, she served as Senior Audit Associate with KPMG. Ms. Tyler is a Certified Public Accountant. Ms. Tyler’s extensive accounting, auditing and finance experience are among her qualifications to serve on the BancPlus board of directors.

Ms. Tyler graduated from the University of Mississippi with both a Bachelor of Accountancy and a Masters of Accountancy.

Corporate Governance Principles and Board Matters

Director Independence. Shares of BancPlus common stock are not listed on a national securities exchange or an inter-dealer quotation system that would require that a majority of BancPlus’ board of directors consist of independent directors. Under these circumstances, the rules of the SEC require that BancPlus identify which of its directors is independent using a definition for independence for directors of a national securities exchange or inter-dealer quotation system, which has a requirement that a majority of the board of directors be independent. The BancPlus board of directors has undertaken a review of the independence of each director based upon the rules of the Nasdaq Stock Market, including applicable independence requirements for committees of the board of directors. Applying these standards, the BancPlus board of directors has affirmatively determined that, with the exception of Messrs. Peaster, W. Ray, Webb, Yates, Leake, and Graves, each of BancPlus’ directors qualifies as an independent director under the applicable rules. With the exception of Mr. Leake, who serves on BancPlus’ Compensation Committee, BancPlus’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are comprised entirely of independent directors. Mr. Leake is not currently an executive officer or family member of an executive officer, and the board of directors has determined that his committee membership is in the best interest of BancPlus and its shareholders.

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

Compensation Committee Interlocks and Insider Participation. Mr. Leake, a member of BancPlus’ Compensation Committee, is affiliated with Ross & Yerger, an insurance agency that provides insurance to BancPlus and to BankPlus. For additional information, see “Item 13. Certain Relations and Related Transactions, and Director Independence - Other Related Person Transactions.” None of the BancPlus executive officers serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of the BancPlus directors or on the Compensation Committee.

Audit Committee Financial Expert. The BancPlus board of directors has determined that Ms. Tyler, who chairs the Audit Committee, is an “audit committee financial expert” in accordance with SEC rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

As an emerging growth company under the JOBS Act, BancPlus has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which permit it to limit reporting of executive compensation to its principal executive officer and its two other most highly compensated executive officers, which collectively are referred to as BancPlus’ “named executive officers.”

BancPlus’ named executive officers for the year ended December 31, 2022 were:

•William A. Ray, President and CEO of BancPlus and CEO of the Bank
•Eugene F. Webb, Senior Executive Vice President and Chief Banking Officer of BancPlus and President and Chief Banking Officer of the Bank
•Kirk A. Graves, Senior Executive Vice President and Chief Operating Officer of BancPlus and the Bank

Effective January 1, 2023, Mr. Webb transitioned to President and CEO of the Bank, with Mr. Ray continuing as President and CEO of BancPlus.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of BancPlus’ named executive officers for the years ended December 31, 2022 and 2021. Unless otherwise noted, all cash compensation for each of BancPlus’ named executive officers was paid by BankPlus.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
William A. Ray	2022	653,077	472,495	471,514	100,782	1,697,868
President and CEO	2021	623,077	449,975	472,500	93,315	1,638,867
Eugene F. Webb	2022	399,138	191,100	245,759	43,498	879,495
SEVP and Chief Banking Officer	2021	360,769	183,731	191,100	35,080	770,680
Kirk A. Graves SEVP and Chief Operating Officer	2022	346,031	174,720	200,036	41,675	762,462
________________________________
(1)On April 1, 2022, BancPlus’ named executive officers received restricted stock awards under the long-term incentive program for 2018, as discussed below. The grant date fair value of the unvested awards set forth in this column is computed in accordance with ASC 718 and based on the December 31, 2021 value of $68.25 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP as of that time. As previously disclosed, this appraised value was determined solely for purposes of the ESOP’s administration and is therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of BancPlus common stock, is presented for illustrative purposes only and should not be relied on for any reason. Neither BancPlus nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if BancPlus or the ESOP obtains a new appraised value, to disclose such new appraised value.
(2)Amounts represent performance-based cash bonuses earned under BancPlus’ annual incentive program, as discussed further below.
(3)The following table details the amounts included in All Other Compensation:

	Year	Use of Company Vehicle ($)	Country Club Dues ($)	Dividends on Restricted Stock ($)	401(k) Employer Contributions ($)	Life Insurance Premiums ($)	Director Fees ($)(1)	Car/Cell Phone Allowance ($)
Mr. Ray	2022	3,607	19,906	23,693	12,200	26,976	14,400	—
	2021	3,780	18,609	19,497	11,600	25,429	14,400	—
Mr. Webb	2022	—	7,860	9,615	12,200	9,023	4,800	—
	2021	—	7,680	7,718	11,600	8,082	—	—
Mr. Graves	2022	—	3,320	6,174	12,200	4,381	14,400	1,200
________________________________
(1)Represents an attendance fee of $1,200 for attending the regular monthly board of directors meeting.

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

Annual Incentive Program

Under BancPlus’ annual incentive program (“AIP”), each executive officer has a target annual award amount based on a multiple of his or her base salary. The executive officers are eligible to earn the annual award in cash based on BankPlus’ performance relative to metrics that are aligned with the strategic objectives of BancPlus, as established by the Compensation Committee from year to year. Annual awards for threshold performance start at 50% of the target amount, with maximum performance earning 150% of the target amount. Performance below the threshold level results in no payout for that metric.

For 2022, Mr. Ray’s target AIP award was 50% of his base salary and each of Mr. Webb and Mr. Graves’ target AIP award was 40% of his respective base salary. The 2022 AIP awards were based on four corporate performance metrics of various weights: adjusted net operating income, weighted 35%; ratio of nonperforming assets to total assets, weighted 25%; adjusted efficiency ratio, weighted 20%; and loan growth, weighted 20%, with each metric having a defined threshold, target, and maximum performance goal. In February 2023, the Compensation Committee determined that BancPlus had reached maximum performance level on the ratio of nonperforming assets to total assets and loan growth metrics. BancPlus achieved 132.9% on the net operating income metric and 144.3% on the adjusted efficiency ratio metric. Therefore Mr. Ray, Mr. Webb and Mr. Graves each received 142.9% of the maximum 150% target award under the AIP.

Long-Term Incentive Program

Under BancPlus’ long-term incentive program (“LTIP”), BancPlus’ executive officers are eligible to receive equity-based awards under the 2018 Long-Term Incentive Plan (the “2018 Plan”). Each executive officer has a target LTIP award value based on a multiple of his or her base salary and is eligible to receive an LTIP award based on BancPlus’ performance relative to a performance metric or metrics determined by the Compensation Committee. LTIP awards for threshold performance start at 50% of target value, with maximum performance resulting in an award determined using 150% of the target value. No grant is made for results falling below threshold performance. For 2022, LTIP awards were based on return on equity and the Compensation Committee determined that BancPlus achieved maximum performance.

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by each of BancPlus’ named executive officers on December 31, 2022.

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units That Have Not Vested (2)
Mr. Ray	December 20, 2019	1,842	$122,954
	April 1, 2021	5,854	390,755
	April 1, 2022	6,923	462,110
Mr. Webb	December 20, 2019	768	51,264
	April 1, 2021	2,390	159,533
	April 1, 2022	2,800	186,900
Mr. Graves	April 1, 2021	1,640	109,470
	April 1, 2022	2,560	170,880
________________________________
(1)The grants vest annually in equal increments over three years.
(2)The market value of the unvested awards as of December 31, 2022 is based on the December 31, 2022 value of $66.75 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP. As previously disclosed, this appraised value was determined solely for purposes of the ESOP’s administration and is therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of BancPlus common stock, is presented for illustrative purposes only and should not be relied on for any reason. Neither BancPlus nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if BancPlus or the ESOP obtains a new appraised value, to disclose such new appraised value.

Ray Employment Agreement

BancPlus entered into an employment agreement with Mr. Ray (the “Ray Employment Agreement”) effective January 1, 2018, amended as of August 1, 2022, and most recently amended as of September 20, 2022. The term of the Ray Employment Agreement expires on December 31, 2023, unless renewed or there is a change in control (as defined in the Ray Employment Agreement), in which case the term is extended until the 24-month anniversary of the change in control. The Ray Employment Agreement generally provides that Mr. Ray will (a) receive an annual base salary (subject to annual adjustments), (b) be eligible to participate in the AIP and the LTIP on the same basis generally applicable to senior executive officers, (c) participate in BancPlus’ qualified retirement plan, employee benefit and deferred compensation programs, perquisite programs (including the provision of a Company automobile and/or mileage reimbursement for business travel, among other perquisite benefits) and any health benefit plans available to senior executive officers, (d) receive continued coverage under a life insurance policy providing a death benefit of no less than $2,560,000, and (e) receive reimbursement of country club dues and assessments. The Ray Employment Agreement provides for the following severance benefits in the event of termination of employment by BancPlus other than for cause or by Mr. Ray for good reason (as such terms are defined in the Ray Employment Agreement), unrelated to a change in control (as such term is defined in the Ray Employment Agreement): (a) a lump sum payment equal to the sum of three times his then-current base salary and two times the average bonus received by Mr. Ray in the prior three years, (b) payment of a pro rata annual bonus for the year of termination based on achievement of the applicable performance metrics, and (c) payment of COBRA premiums for 18 months. The Ray Employment Agreement also provides that if the Company fails to renew or extend the Ray Employment Agreement for calendar year 2024, Mr. Ray will receive, as severance, a lump sum payment equal to two times his then-current base salary plus any bonus for 2023 normally paid in 2024, as well as the title of the vehicle Mr. Ray drives. As a condition of his receipt of these severance benefits, Mr. Ray must sign a general release in favor of BancPlus and comply with certain restrictive covenants, including covenants not to disclose confidential information, not to compete for six months following termination, and not to solicit employees or customers or interfere with any of BancPlus’ customer relationships for 36 months following termination. The Ray Employment Agreement also contains certain additional change in control protections, described below.

Change in Control Agreements

The occurrence or potential occurrence of a change in control could create uncertainty regarding the continued employment of BancPlus’ executive officers. Change in control protections offer executive officers a level of security that BancPlus believes allows them to continue to focus and serve in the best interest of BancPlus and BancPlus’ shareholders.

The Ray Employment Agreement contains certain provisions that provide severance benefits to Mr. Ray in the event of a qualifying termination of employment related to a change in control. BancPlus entered into a Change in Control Agreement effective January 1, 2018 with Mr. Webb (the “Webb CIC Agreement”), which had an initial two-year term and automatically renews January 1 of each year for successive one-year terms unless either party notifies the other of an intent not to renew no later than the October 31st preceding the renewal date. BancPlus entered into a Change in Control Agreement with Mr. Graves effective April 1, 2020 (the “Graves CIC Agreement”), in conjunction with his hire date, with an initial term of nine months and automatically renewing January 1 of each year for successive one-year terms unless either party notifies the other of an intent not to renew no later than the October 31st preceding the renewal date. Each of the Ray Employment Agreement, Webb CIC Agreement and Graves CIC Agreement provide for severance benefits described below in the event of a termination of employment by BancPlus other than for cause or by the executive for good reason during a defined “protected period” related to a change in control.

For Mr. Ray, if his employment is terminated by BancPlus other than for cause or by him for good reason (as such terms are defined in the Ray Employment Agreement) during the period beginning six months before and ending 24 months following a change in control (as such term is defined in the Ray Employment Agreement), he will receive the following severance benefits: (a) a lump sum payment equal to the sum of three times his then-current base salary and three times the average annual bonus received by Mr. Ray in the prior three years, (b) payment of a pro rata annual bonus for the year of termination based on achievement of the applicable performance metrics, (c) continued health plan coverage until he is covered under another plan or Medicare Part B, (d) payment of life insurance premiums for ten years, (e) reimbursement of country club dues and assessments for two years, and (f) transfer of his automobile lease and reimbursement of lease payments for remainder of lease term.

For Mr. Webb and Mr. Graves, if either executive’s employment is terminated by BancPlus other than for cause or by such executive for good reason (as such terms are defined in the Webb CIC Agreement and the Graves CIC Agreement, respectively) during the period beginning six months before and ending 12 months following a change in control (as such term is defined in the Webb CIC Agreement and the Graves CIC Agreement, respectively), such executive will receive the following severance benefits: (a) a lump sum payment equal to the sum of two times his then-current base salary and two times the average annual bonus received for the prior three years, (b) payment of a pro rata annual bonus for the year of termination based on achievement of the applicable performance metrics, and (c) payment of an amount equal to the employer portion of health care costs for up to 12 months.

Under each of the Ray Employment Agreement, Webb CIC Agreement and Graves CIC Agreement, if any part of the severance payments or benefits received by any of BancPlus’ named executive officers in connection with a termination related to a change in control constitutes an excess parachute payment under Section 4999 of the Code, the executive will receive the greater of (1) the amount of such payments and benefits reduced so that none of the amount constitutes an excess parachute payment, net of income taxes, or (2) the full amount of such payments and benefits, net of all applicable taxes, including income taxes, employment taxes and excise taxes under Section 4999 of the Code. The Ray Employment Agreement further provides that, if the Company is not publicly traded and the shareholder vote exemption under Section 280G of the Code is available, if Mr. Ray waives his rights to receive excess parachutes, the Company will use reasonable best efforts to obtain the requisite shareholder vote. In addition, each of the Ray Employment Agreement, Webb CIC Agreement and Graves CIC Agreement require as a condition of receipt of these change in control severance benefits that the executive sign a general release in favor of BancPlus and comply with certain restrictive covenants, including covenants not to disclose confidential information, not to compete for six months following termination, and not to solicit employees or customers or interfere with any of BancPlus’ customer relationships for 36 months following termination, in the case of Mr. Ray, and 24 months, in the case of Mr. Webb or Mr. Graves.
Health and Welfare Benefits

BancPlus’ named executive officers are generally eligible to participate in BancPlus’ employee benefit plans, including medical, dental, vision, and long-term care and health and dependent care flexible spending accounts, in each case on the same basis as all BancPlus’ other employees. BancPlus’ named executive officers are offered BancPlus-paid long-term disability insurance in an amount equal to 75% of annual earned income. In addition, BancPlus’ named executive officers are provided life and accidental death and dismemberment insurance benefits at the following coverage amounts: Mr. Ray—$2,560,000, Mr. Webb—$1,100,400 and Mr. Graves—$1,000,000.

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

Plan Summary

Administration. The 2018 Plan is administered by the Compensation Committee of the BancPlus board of directors, referred to in this Plan Summary as the “Committee.”

Eligibility. Any employees, officers or directors of BancPlus or its affiliates may be eligible for an award, although incentive stock options may be granted only to participants who meet the definition of “employee” within the meaning of Section 422 of the Code.

Awards Available under the 2018 Plan. The equity grants that may be awarded under the 2018 Plan consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalent rights, performance unit awards, or any combination thereof.

Share Limits. In 2022, the 2018 Plan was amended to increase the maximum number of shares of BancPlus common stock that may be issued in connection with awards granted under the 2018 Plan to 750,000, any or all of which may be issuable as incentive stock options. Shares of BancPlus common stock related to nonvested, unpaid, unexercised, unconverted or otherwise unsettled portion of any award that is forfeited or cancelled or that expires or terminates for any reason without becoming vested, paid, exercised, converted or otherwise settled in full are also available for grant (unless the recipient of such award received dividends or other economic benefits with respect to such shares of stock, which dividends or other economic benefits were not forfeited, in which case such shares would count against this aggregate limit). The limitations on the number of shares of BancPlus common stock under the 2018 Plan are subject to adjustment for specified changes in capitalization, including a stock split, stock dividend, combination or exchange of shares, exchange for other securities, reclassification, reorganization, recapitalization, merger or consolidation or any other increase or decrease in the number of outstanding shares of BancPlus common stock effected without consideration to the Company. As of December 31, 2022, 445,888 shares of BancPlus common stock were available for issuance under the 2018 Plan, and there were 184,284 outstanding restricted stock grants that remained subject to forfeiture.

Amendment or Termination. The BancPlus board of directors may amend, modify or terminate the 2018 Plan at any time, except that, without shareholder approval, the BancPlus board of directors may not increase the maximum number of shares of BancPlus common stock that may be issued under the 2018 Plan, materially expand the classes of individuals eligible to receive awards under the 2018 Plan, materially expand the types of awards available for issuance under the 2018 Plan or make other changes requiring shareholder approval under applicable law or listing agency rule. The termination or any modification or amendment of the 2018 Plan will not, without the consent of a participant, adversely affect the participant’s right under an award previously granted.

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

A participant generally will not recognize taxable income on the grant of a non-qualified stock option. Upon the exercise of a non-qualified stock option, a participant will recognize ordinary income in an amount equal to the difference between the fair market value of the BancPlus common stock received on the date of exercise and the option cost (number of shares purchased multiplied by the exercise price per share). The participant will generally recognize ordinary income upon the exercise of the option even though the shares acquired may be subject to further restrictions on sale or transferability. BancPlus will generally be entitled to a deduction on the exercise date in an amount equal to the amount of ordinary income recognized by the participant upon exercise. Upon a subsequent sale of shares acquired in an option exercise, the difference between the sale proceeds and the cost basis of the shares sold will be taxable as a capital gain or loss.

Stock Appreciation Rights. Stock appreciation rights provide the recipient with the right to receive from BancPlus the excess, if any, of the fair market value of one share of BancPlus common stock on the date of exercise, over the exercise price of the stock appreciation right. Under the 2018 Plan, the exercise price of a stock appreciation right may not be less than the fair market value of BancPlus common stock on the grant date. When exercised, stock appreciation rights may generally be paid by BancPlus in cash or shares of BancPlus common stock. Any grant of stock appreciation rights may specify performance measures that must be achieved as a condition to exercising such rights, waiting periods before stock appreciation rights become exercisable and permissible dates or periods on or during which such awards are exercisable.

A participant will not recognize taxable income upon the grant of a stock appreciation right, but will recognize ordinary income upon the exercise of a stock appreciation right in an amount equal to the cash amount received upon exercise (if the stock appreciation right is cash-settled) or the fair market value of the BancPlus common stock received upon exercise (if the stock appreciation right is stock-settled). BancPlus will generally be entitled to a deduction on the exercise date in an amount equal to the amount of ordinary income recognized by the participant upon exercise.

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

Restricted Stock Units. A grant of restricted stock units constitutes an agreement by BancPlus to deliver shares of BancPlus common stock or the cash value thereof to the recipient in the future upon the completion of service or performance conditions, or other terms and conditions specified in the award agreement. During the applicable restriction period, the recipient will have no rights of ownership in any shares of BancPlus common stock deliverable upon payment of the restricted stock units.

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

Other Awards. The 2018 Plan also provides for certain other awards, including dividend equivalent rights and performance units. A dividend equivalent right entitles a participant to payments in an amount determined by reference to any cash dividends paid on a specified number of shares of BancPlus common stock to shareholders of record during such period as will be determined by the Committee, and are subject to such restrictions and conditions as the Committee, in its discretion, will determine. Payment in respect of a dividend equivalent right may be made in cash or shares of BancPlus common stock. A performance unit award grants a participant the right to receive, at a specified time, payment of an amount equal to all or a portion of the value of a specified or determinable number of units (stated in terms of a designated or determinable dollar amount per unit) subject to the attainment of the performance goals and other conditions established in the discretion of the Committee. Payment in respect of a performance unit award may be made in cash or shares of BancPlus common stock. With respect to each of these types of awards, when the participant receives payment with respect to the award, the amount of cash and/or the fair market value of any shares of

BancPlus common stock received will be ordinary income to the participant, and BancPlus will generally be entitled to a tax deduction in the same amount.

Withholding. BancPlus will deduct or withhold, or require the participant to remit to us, an amount sufficient to satisfy the minimum federal, state and local and foreign taxes required by law or regulation to be withheld with respect to any taxable event as a result of a transaction under the 2018 Plan.

Certain Limitations on Deductibility of Executive Compensation. With certain exceptions, Section 162(m) of the Code limits the deduction to publicly-traded companies for compensation paid to the principal executive officer, the principal financial officer and the three other most highly compensated executive officers whose compensation is reportable under the Exchange Act, to $1 million per executive per taxable year. In addition, awards that are granted, accelerated, or enhanced in connection with a change in control or a termination of employment as a result of a change in control may give rise to “excess parachute payments” (as defined in Section 280G of the Code), which payments are subject to a 20% excise tax imposed on the participant. BancPlus would generally not be able to deduct the excess parachute payments made to a participant.

BancPlus Corporation Employee Stock Ownership Plan

BancPlus maintains an employee stock ownership plan (the “ESOP”) that covers all employees who are 21 years of age or older and work in a position requiring at least 1,000 hours of service annually. The ESOP also has 401(k) provisions that allow for employee tax deferred contributions. Participants may make contributions to the ESOP in accordance with applicable regulations and the ESOP’s provisions. BancPlus makes a 3% “safe harbor” matching contribution, plus an additional matching contribution equal to 50% of the next 2% of an employee’s salary deferral contributions in excess of 3%. Additional contributions are made to the ESOP at the discretion of the BancPlus board of directors. As of December 31, 2022, the ESOP owned 1,452,950 shares of BancPlus common stock.

Director Compensation

BancPlus’ non-management directors receive an annual retainer and a monthly attendance fee of $1,200 provided they attend the regular monthly board of directors meeting. In addition, they receive committee chair and member cash retainers for their service on board of directors committees. Finally, BancPlus’ non-management directors also receive an annual grant of BancPlus restricted stock with a grant date value of $25,000. Directors who are also employees do not receive the cash retainers or the restricted stock grant, but are eligible to receive the monthly meeting attendance fee. Directors have been and will continue to be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. The cash retainers payable under BancPlus’ director compensation program are summarized in the table below.

	Retainer to Non-Management Members ($)	Committee Chair Retainer ($)	Committee Member Retainer ($)
BancPlus	20,000	—	—
Committees
Audit, Risk, and Compensation Committees	—	10,000	5,000
Nominating and Corporate Governance and Trust Committees	—	5,000	2,500

In addition to the above, the chairman of the board of directors receives an annual retainer of $70,000, the lead director receives an annual retainer of $15,000, and non-management directors who are members of the executive committee receive an annual retainer of $10,000. In 2015, the BancPlus board of directors implemented a director retirement program providing that any director elected in March 2015 who retires from the board of directors at a future date after attaining the age of 75 will be paid a monthly fee of $1,800 (for an annual amount of $21,600) for the remainder of the director’s life.

2022 Director Compensation

The following table sets forth compensation paid, earned or awarded during 2022 to each of the BancPlus directors other than Mr. Ray, Mr. Webb and Mr. Graves, whose compensation is reflected in the “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
S.R. Evans Jr., M.D.	49,400	24,980	2,750	77,130
David Guidry	23,300	24,993	72,840	121,133
Kennith W. Helton	44,400	24,980	—	69,380
Randall E. Howard(3)	84,700	24,980	79,564	189,244
B. Bryan Jones III(4)	88,200	24,980	5,250	118,430
R. Eason Leake	53,200	24,980	—	78,180
Ryan Lopiccolo	22,300	24,993	72,840	120,133
Carl R. Montgomery	59,400	24,980	—	84,380
R. Hal Parker	56,900	24,980	—	81,880
Thomas G. Peaster	13,200	—	174,867	188,067
John F. Phillips III	49,500	24,980	—	74,480
Staci H. Tyler	22,300	12,465	—	34,765
Max S. Yates	13,200	174,720	553,903	741,823
________________________________
(1)The grant date fair value of the awards set forth in this column is computed in accordance with ASC 718 and based on the December 31, 2021 value of $68.25 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP at the time of the grant. Dr. Evans. Messrs. Helton, Howard, Jones, Leake, Montgomery, Parker, and Phillips had 366 unvested awards at December 31, 2022. Messrs. Guidry and Lopiccolo had 389 unvested awards at December 31, 2022. Ms. Tyler had 194 unvested awards at December 31, 2022.
(2)In addition to serving as directors, Mr. Peaster and Mr. Yates were employees of BancPlus during 2022. They each received the monthly fee for attending the regular board of directors meeting, but did not receive the annual director retainers. Compensation received for service as an employee of BancPlus is reflected in the “All Other Compensation” column above and summarized in the table below. Neither of these employees are named executive officers. Mr. Peaster serves as BancPlus’ senior chairman and provides leadership, strategic direction and guidance to BancPlus. Mr. Yates is the Senior Executive Vice President & Chief Strategy Officer.
(3)Mr. Howard serves as Lead Director of the BancPlus board of directors.
(4)Mr. Jones serves as Chairman of the BancPlus board of directors.

The following table details the amounts included in All Other Compensation:

	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Country Club Dues ($)	401(k) Employer Contributions ($)	Life Insurance Premiums ($)	Dividends ($)	Spousal Travel ($)	Payment for FTC Stock Options ($) (1)	Cell Phone Allowance ($)
Dr. Evans	—	—	2,750	—	—	—	—	—	—
Mr. Guidry	—	—	—	—	—	—	—	72,840	—
Mr. Howard	—	—	6,724	—	—	—	—	72,840	—
Mr. Jones	—	—	5,250	—	—	—	—	—	—
Mr. Lopiccolo	—	—	—	—	—	—	—	72,840	—
Mr. Peaster	120,000	—	—	5,328	49,539	—	—	—	—
Mr. Yates	342,185	172,531	8,770	12,200	8,977	8,791	349	—	100
________________________________
(1)At the closing of the FTC Merger on March 1, 2022, each holder of FTC stock options received a cash payment for each stock option as defined in the Agreement and Plan of Share Exchange and Merger, dated September 28, 2021, as amended on February 9, 2022.

Change in Control Agreement

BancPlus entered into a Change in Control Agreement with Mr. Yates effective January 1, 2018, which had a two year initial term and automatically renews January 1 of each year for successive one-year terms unless either party notifies the other of an intent not to renew no later than the October 31st preceding the renewal date. The terms of the Webb CIC Agreement and Graves CIC Agreement described above in the section entitled “- Change in Control Agreements” are also applicable for Mr. Yates Change in Control Agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of BancPlus’ common stock as of February 28, 2023, by (1) BancPlus’ directors and named executive officers, (2) each person who is known to us to own beneficially 5% or more of BancPlus’ common stock and (3) all directors and executive officers as a group. BancPlus has determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, based on information furnished by such shareholders, BancPlus’ management believes that each person has sole voting and dispositive power over the shares indicated as owned by such person. Unless otherwise noted, the address for each shareholder listed on the table below is: c/o BancPlus Corporation, 1068 Highland Colony Parkway, Ridgeland, Mississippi 39157. The table below calculates the percentage of beneficial ownership based on 11,599,595 shares of common stock outstanding as of February 28, 2023.

Name of Beneficial Owner	Number of Shares	Percentage
Directors and Named Executive Officers:
S.R. Evans Jr., M.D.(1)	344,750	2.97%
Kirk A. Graves(2)	11,481	*
David Guidry(3)	19,626	*
Kennith W. Helton(4)	119,161	1.03%
Randall E. Howard(5)	6,801	*
B. Bryan Jones III(6)	346,289	2.99%
R. Eason Leake(7)	95,506	*
Ryan J. Lopiccolo(8)	489	*
Carl R. Montgomery(9)	45,009	*
R. Hal Parker(10)	8,006	*
Thomas G. Peaster(11)	249,827	2.15%
John F. Phillips III(12)	141,673	1.22%
William A. Ray(13)	180,389	1.56%
Staci H. Tyler(14)	294	*
Eugene F. Webb(15)	29,984	*
Max S. Yates(16)	364,747	3.14%
All Directors and Executive Officers as a group (19 persons)	1,991,830	17.17%
Other Greater than 5% Holders:
BancPlus Corporation Employee Stock Ownership Plan (with 401(k) provisions)(17)	1,452,950	12.53%
Joseph C. Canizaro(18)	1,131,331	9.75%
Margaret M. Peaster(19)	1,008,696	8.70%
Laura Peaster Nelson(19)	988,696	8.52%

________________________________
*    Ownership is less than 1%.
(1)Includes (i) 366 shares of unvested restricted stock over which Dr. Evans has sole voting but no investment power; (ii) 15,784 shares held by Dr. Evans’ spouse; and (iii) 43,500 shares pledged as collateral to secure outstanding debt obligations over which Dr. Evans’ retains voting rights.
(2)Includes 4,200 shares of unvested restricted stock over which Mr. Graves has sole voting but no investment power. The number of shares reported in the table does not include 6,221.5747 shares held by the BancPlus Corporation Employee Stock Ownership Plan (the “ESOP”) for the benefit of Mr. Graves.
(3)Includes 389 shares of unvested restricted stock over which Mr. Guidry has sole voting but no investment power.
(4)Includes 366 shares of unvested restricted stock over which Mr. Helton has sole voting but no investment power.
(5)Includes (i) 366 shares of unvested restricted stock over which Mr. Howard has sole voting but no investment power; and (ii) 5,295 shares held by Mr. Howard in an individual retirement account.
(6)Includes (i) 18,000 shares held by B. B. Jones LP, of which Mr. Jones is a general partner; (ii) 10,703 shares held by the Bernard B. Jones, II Testamentary Trust, of which Mr. Jones is the trustee; (iii) 50,000 shares held by Wyatt Land, LLC, of which Mr. Jones is a managing member; (iv) 15,000 shares held by Bonanza LLC, of which Mr. Jones is a managing member; and (v) 366 shares of unvested restricted stock. Mr. Jones has sole voting power over all of these shares, and sole investment power over all of these shares except the restricted stock, over which he has no investment power. The number of shares reported in the table also includes 580 shares held by Mr. Jones’s spouse.
(7)Includes (i) 366 shares of unvested restricted stock over which Mr. Leake has sole voting but no investment power; and (ii) 20,000 shares held by Mr. Leake’s spouse.
(8)Includes 389 shares of unvested restricted stock over which Mr. Lopiccolo has sole voting but no investment power.
(9)Includes (i) 366 shares of unvested restricted stock over which Mr. Montgomery has sole voting but no investment power; and (ii) 3,000 shares held in an individual retirement account.
(10)Includes (i) 366 shares of unvested restricted stock over which Mr. Parker has sole voting but no investment power; (ii) 2,000 shares held in an individual retirement account; and (iii) 1,506 shares pledged as collateral to secure outstanding debt obligations over which Mr. Parker retains voting rights.
(11)The number of shares reported in the table does not include 5,533.4841 shares held by the ESOP for the benefit of Mr. Peaster.
(12)Includes (i) 366 shares of unvested restricted stock over which Mr. Phillips has sole voting but no investment power; and (ii) 54,167 shares held by Phillips Farms Elevator LLC, of which Mr. Phillips is a manager, which are pledged as collateral to secure outstanding debt obligations and over which Mr. Phillips retains voting rights.
(13)Includes 14,619 shares of unvested restricted stock over which Mr. Ray has sole voting but no investment power; and (ii) 20,000 shares held by Mr. Ray’s spouse. The number of shares reported in the table does not include 29,433.7433 shares held by the ESOP for the benefit of Mr. Ray.
(14)Includes 194 shares of unvested restricted stock over which Ms. Tyler has sole voting but no investment power.
(15)Includes 5,958 shares of unvested restricted stock over which Mr. Webb has sole voting but no investment power. The number of shares reported in the table does not include 20,428.0396 shares held by the ESOP for the benefit of Mr. Webb.
(16)Includes (i) 153,279 shares held by The J B & P S Yates Family 1993 Trust, of which Mr. Yates is a trustee; (ii) 44,879 shares held by the Patricia S Yates 1993 Trust, of which Mr. Yates is a trustee; (iii) 67,329 shares held by the Patricia Scobey Yates QTIP Trust, of which Mr. Yates is a trustee; and (iv) 5,448 shares of unvested restricted stock. Mr. Yates has sole voting power over all of these shares, and sole investment power over all of these shares except the restricted stock, over which he has no investment power. The number of shares reported in the table does not include 6,011.2705 shares held by the ESOP for the benefit of Mr. Yates.
(17)These shares are 100% owned by the ESOP. BankPlus is the Plan Trustee of the ESOP. The shares held by the ESOP will be voted by the Plan Trustee only as directed by the Executive Committee of the BancPlus board.
(18)Includes (i) 436,264 shares held by Corte Trust of which Mr. Canizaro is trustee and (ii) 54,492 shares held by New Continental Trust of which Mr. Canizaro is trustee.
(19)Includes 875,000 shares held by the Peaster 2012 Family Trust, of which Ms. Peaster and Ms. Nelson share voting and investment power over these shares. Ms. Peaster and Ms. Nelson are the daughters of Thomas G. Peaster. Ms. Peaster and Ms. Nelson disclaim ownership of the shares held by their father.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2022:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	445,888
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	445,888
________________________________
(1)Plans approved by shareholders include the 2018 Long-Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2022, and each proposed transaction, in which:

•BancPlus has been or will be a participant;
•the amount involved exceeds or will exceed $120,000; and
•any of BancPlus’ directors, nominees for director, executive officers or beneficial holders of more than five percent of BancPlus’ capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

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

•does not involve more than the normal risk of repayment or present other unfavorable features; and
•is of a type that is generally made available by BankPlus to the public.

Other Related Person Transactions

BancPlus retains Ross & Yerger, an insurance agency, to provide insurance to BancPlus and to BankPlus. In the fiscal year 2022, BancPlus paid approximately $2.0 million to Ross & Yerger for these policies. Since January 1, 2023, BancPlus has paid less than $1,000 to Ross & Yerger for its current policies. Eason Leake, one of the BancPlus directors, is Chairman of the Ross & Yerger board of directors, a position he has held since 2002, and currently works as a producer for Ross & Yerger. In connection with the foregoing transactions, Mr. Leake received commissions from Ross & Yerger during 2022 totaling approximately $53,000. Since January 1, 2023, Mr. Leake has received $4,000 in commissions from Ross & Yerger in connection with transactions with BancPlus and BankPlus. Additionally, BancPlus has contracted with third-party service providers through referrals by Mr. Leake, for which Ross & Yerger received referral fees from such third-party service providers. In 2022, Ross & Yerger paid approximately $74,000 to Mr. Leake in connection with these third-party referrals. Since January 1, 2023, Ross & Yerger has paid $11,000 to Mr. Leake in connection with BancPlus-related third-party referrals.

Policies and Procedures Regarding Related Party Transactions

The BancPlus board of directors has adopted a written related party transaction approval policy (the “RPT Policy”) pursuant to which an independent committee of the BancPlus board of directors, the Audit Committee, reviews and approves or takes such other action as it may deem appropriate with respect to the following transactions:

•any transaction in which BancPlus is a participant, or any agreement or amendment to an agreement to which BancPlus is a party, and which involves an amount exceeding $120,000 and in which any of the BancPlus directors, executive officers or 5% shareholders, or any other “related person” as defined in Item 404 of SEC Regulation S-K (“Item 404”), has or will have a direct or indirect material interest; and
•any other transaction that meets the related party disclosure requirements of the SEC as set forth in Item 404.

The RPT Policy sets forth factors to be considered by the Audit Committee in determining whether to approve any such transaction, including the nature of BancPlus’ involvement in the transaction, whether BancPlus has demonstrable business reasons to enter into the transaction, whether the transaction would impair the independence of a director and whether the proposed transaction involves any potential reputational or other risks.

To simplify the administration of the approval process under the RPT Policy, the Audit Committee may, where appropriate, establish guidelines for approval of certain types of related party transactions or designate certain types of such transactions that will be deemed pre-approved. The RPT Policy also provides that the following transactions are deemed pre-approved:

•decisions on compensation or benefits or the hiring or retention of BancPlus directors or executive officers, if approved by the applicable committee of the BancPlus board of directors;
•the indemnification and advancement of expenses pursuant to the BancPlus articles of incorporation, the BancPlus bylaws or an indemnification agreement; and
•transactions where the related person’s interest or benefit arises solely from such person’s ownership of BancPlus’ securities and holders of such securities receive the same benefit on a pro rata basis.

Director Independence

For a discussion on director independence, please see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance - Corporate Governance Principles and Board Matters - Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by FORVIS, LLP (PCAOB No. 686) for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Audit fees	$413,300	$407,488
Audit-related fees	55,125	41,600
Tax fees	59,450	57,525
All other fees	—	—
Total	$527,875	$506,613

The Audit Committee selects BancPlus’ independent registered public accounting firm and, in accordance with the requirements of the Exchange Act, pre-approves all audit services and permitted non-audit services (subject to de minimus exceptions for non-audit service described in the Exchange Act) to be provided to BancPlus. The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by BancPlus’ independent registered public accounting firm to assure the provision that such services do not impair their independence.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following are filed as part of this Annual Report on Form 10-K:

1.    The following consolidated financial statements of BancPlus Corporation are filed as a part of this report under Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets - December 31, 2022 and December 31, 2021

Consolidated Statements of Income - Years ended December 31, 2022, 2021, and 2020

Consolidated Statements of Comprehensive Income - Years ended December 31, 2022, 2021, and 2020

Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows - Years ended December 31, 2022, 2021, and 2020

Notes to Consolidated Financial Statements - December 31, 2022

2.    Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

3.    Exhibits
The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

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

3.2+	By-laws of BancPlus Corporation
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
4.4
Registration Rights Agreement, dated February 28, 2022, by and among BancPlus Corporation and Joseph C. Canizaro, and Joseph C. Canizaro, as trustee of The Corte Trust (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on March 1, 2022)

4.5
Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

4.6
Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

10.1*
Employment Agreement, effective January 1, 2018, by and between BancPlus Corporation and William A. Ray (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

10.2*
Change in Control Agreement, dated February 12, 2020, by and between BancPlus Corporation and Kirk A. Graves (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on April 6, 2020)

10.3*
Change in Control Agreement, effective January 1, 2018, by and between BancPlus Corporation and Max S. Yates (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

10.4*
Change in Control Agreement, effective January 1, 2018, by and between BancPlus Corporation and Eugene F. Webb (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

10.5*	Amended and Restated BancPlus Corporation 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on March 16, 2022)
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
10.14
Letter Agreement, dated June 22, 2022, between BancPlus Corporation and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

10.15+*	First Amendment to Employment Agreement, effective August 1, 2022, by and between BancPlus Corporation and William A. Ray
10.16*
Second Amendment to Employment Agreement, effective September 20, 2022, by and between BancPlus Corporation and William A. Ray (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of the Registrant filed on November 10, 2022)

14.1+	Code of Ethics of the Company
21.1+	Subsidiaries of the Company
23.1+	Consent of FORVIS LLP
31.1+	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2+	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1++	Certification by Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification by Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+	Inline XBRL Interactive Data
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)
† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
* Management contract or compensatory plan, contract or arrangement.
+ Filed herewith.
++ Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCPLUS CORPORATION

March 9, 2023	By:	/s/ William A. Ray
William A. Ray
President, Chief Executive Officer, Vice Chairman of the Board and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint William A. Ray and Karlen Turbeville, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature	Title	Date
/s/ William A. Ray	President, Chief Executive Officer, Vice Chairman of the Board and Director	March 9, 2023
William A. Ray	(Principal Executive Officer)

/s/ Karlen Turbeville	Senior Executive Vice President and Chief Financial Officer	March 9, 2023
Karlen Turbeville	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kirk A. Graves	Senior Executive Vice President, Chief Operating Officer, and Director	March 9, 2023
Kirk A. Graves

/s/ Eugene F. Webb	Senior Executive Vice President, Chief Banking Officer, and Director	March 9, 2023
Eugene F. Webb

/s/ Max S. Yates	Senior Executive Vice President, Chief Strategy Officer, and Director	March 9, 2023
Max S. Yates

/s/ B. Bryan Jones III	Chairman of the Board and Director	March 9, 2023
B. Bryan Jones III

/s/ S.R. Evans Jr. M.D.	Director	March 9, 2023
S.R. Evans Jr. M.D.

/s/ David Guidry	Director	March 9, 2023
David Guidry

/s/ Kennith W. Helton	Director	March 9, 2023
Kennith W. Helton

/s/ Randall E. Howard	Vice Chairman of the Board and Director	March 9, 2023
Randall E. Howard

/s/ R. Eason Leake	Director	March 9, 2023
R. Eason Leake

/s/ Ryan J. Lopiccolo	Director	March 9, 2023
Ryan J. Lopiccolo

/s/ Carl R. Montgomery	Director	March 9, 2023
Carl R. Montgomery

/s/ R. Hal Parker	Director	March 9, 2023
R. Hal Parker

/s/ John F. Phillips III	Director	March 9, 2023
John F. Phillips III

/s/ Staci H. Tyler	Director	March 9, 2023
Staci H. Tyler

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Not applicable.