Form 10-Q
period 2023-03-31
BANCPLUS CORP
filed 2023-05-12
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of May 12, 2023: 11,626,496

BANCPLUS CORPORATION
FORM 10-Q
For the Quarter Ended MARCH 31, 2023

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Cash and due from banks	$103,527	$107,402
Interest bearing deposits with banks	17,693	30,493
Total cash and cash equivalents	121,220	137,895
Securities available for sale	659,581	623,920
Securities held to maturity - fair value: $61,144 - 2023; $62,068 - 2022	61,262	62,274
Loans held for sale	8,357	5,373

Loans	5,951,867	5,824,149
Less: Allowance for credit losses	64,403	42,875
Net loans	5,887,464	5,781,274

Premises and equipment	129,166	124,707
Operating lease right-of-use assets	34,748	35,747
Accrued interest receivable	24,025	23,156
Goodwill	62,772	62,772
Other assets	184,817	177,703
	$7,173,412	$7,034,821

Liabilities:
Deposits	$5,966,656	$5,824,904
Advances from Federal Home Loan Bank and other borrowings	310,068	318,084
Subordinated debentures	133,531	133,478
Operating lease liabilities	36,432	37,439
Accrued interest payable	4,407	2,334
Other liabilities	31,038	20,482
Total liabilities	6,482,132	6,336,721

Redeemable common stock owned by the ESOP	96,984	96,984
Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value
250,000 authorized, issued and outstanding at March 31, 2023 and December 31, 2022; aggregate liquidation preference of $250,000	250,000	250,000
Common Stock, par value $1.00 per share.
100,000,000 and 40,000,000 authorized at March 31, 2023 and December 31, 2022, respectively; 11,599,354 and 11,599,595 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	11,599	11,599
Additional paid-in capital	123,878	122,890
Retained earnings	343,591	356,685
Accumulated other comprehensive loss, net	(37,788)	(43,074)
	691,280	698,100
Less: Redeemable common stock owned by the ESOP	(96,984)	(96,984)
Total shareholders' equity	594,296	601,116
	$7,173,412	$7,034,821
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2023	2022

Interest income:
Interest and fees on loans	$76,747	$42,987
Taxable securities	3,066	2,307
Tax-exempt securities	380	420
Interest bearing bank balances and other	578	231
Total interest income	80,771	45,945

Interest expense:
Deposits	17,160	1,677
Short-term borrowings	79	—
Advances from Federal Home Loan Bank	3,215	76
Other borrowings	2,164	1,425
Total interest expense	22,618	3,178

Net interest income	58,153	42,767
Provision for credit losses	523	217
Net interest income after provision for credit losses	57,630	42,550

Other operating income:
Service charges on deposit accounts	6,666	6,792
Mortgage origination income	687	2,238
Debit card interchange	2,566	2,428
Other income	5,920	6,507
Total other operating income	15,839	17,965

Other operating expenses:
Salaries and employee benefits expenses	30,991	25,845
Net occupancy expenses	4,472	4,116
Furniture, equipment and data processing expenses	7,316	6,616
Other expenses	8,863	11,493
Total other operating expenses	51,642	48,070

Income before income taxes	21,827	12,445
Income tax expense	4,748	2,756
Net income	$17,079	$9,689

Earnings per common share - basic	$1.50	$0.93
Earnings per common share - diluted	$1.49	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2023	2022

Net income	$17,079	$9,689
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	7,039	(26,144)
Tax effect	(1,753)	6,510
Total other comprehensive income (loss), net of tax	5,286	(19,634)
Comprehensive income (loss)	$22,365	$(9,945)
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

					Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Preferred Stock		Common Stock				Retained Earnings
	Shares	Amount	Shares	Amount

January 1, 2022	—	$—	10,115,945	$10,116	$(1,401)	$67,380	$314,357	$(33)	$(100,487)	$289,932

Net income	—	—	—	—	—	—	9,689	—	—	9,689
Other comprehensive loss, net	—	—	—	—	—	—	—	(19,634)	—	(19,634)
Issuance of common stock for the Acquisition of First Trust Corporation	—	—	1,444,732	1,445	—	55,044	—	—	—	56,489
Issuance of restricted stock	—	—	21,367	21	—	(21)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(1,164)	(1)	—	(78)	—	—	—	(79)
Stock based compensation	—	—	—	—	—	680	—	—	—	680
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	(1,938)	(1,938)
Common stock released by ESOP	—	—	—	—	1,401	—	—	—	—	1,401
Dividends paid ($0.41 per share)	—	—	—	—	—	—	(4,148)	—	—	(4,148)
March 31, 2022	—	$—	11,580,880	$11,581	$—	$123,005	$319,898	$(19,667)	$(102,425)	$332,392

January 1, 2023	250,000	$250,000	11,599,595	$11,599	$—	$122,890	$356,685	$(43,074)	$(96,984)	$601,116
Cumulative change in accounting principle	—	—	—	—	—	—	(24,953)	—	—	(24,953)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	250,000	250,000	11,599,595	11,599	—	122,890	331,732	(43,074)	(96,984)	576,163

Net income	—	—	—	—	—	—	17,079	—	—	17,079
Other comprehensive income, net	—	—	—	—	—	—	—	5,286	—	5,286
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(241)	—	—	(16)	—	—	—	(16)
Stock based compensation	—	—	—	—	—	1,004	—	—	—	1,004
Dividends paid ($0.45 per share)	—	—	—	—	—	—	(5,220)	—	—	(5,220)
March 31, 2023	250,000	$250,000	11,599,354	$11,599	$—	$123,878	$343,591	$(37,788)	$(96,984)	$594,296

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income per consolidated statements of income	$17,079	$9,689
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	523	217
Depreciation and amortization	2,440	2,362
Net loss on sales of premises and equipment	201	1
Net gain on sales of other real estate owned	—	(19)
Write-downs of other real estate-owned	2	555
Deferred income tax benefit	(186)	(162)
Federal Home Loan Bank stock dividends	(221)	(3)
Common stock released by ESOP	—	1,401
Stock based compensation expense	1,004	680
Origination of loans held for sale	(47,764)	(72,280)
Proceeds from loans held for sale	44,780	77,357
Earnings on bank-owned life insurance	(656)	(626)
Net change in:
Accrued interest receivable and other assets	(1,188)	(3,374)
Accrued interest payable and other liabilities	1,020	(2,570)
Net cash from operating activities	17,034	13,228

Cash flows from investing activities:
Purchases of securities available for sale	(33,505)	(82,822)
Maturities and calls of securities available for sale	4,885	20,801
Purchases of securities held to maturity	—	—
Maturities, prepayments and calls of securities held to maturity	990	2,745
Net increase in loans	(128,754)	(122,286)
Purchases of premises and equipment	(7,015)	(2,336)
Proceeds from sales of other real estate owned	976	181
Investment in unconsolidated entities	(77)	1,709
Distributions from unconsolidated entities	483	—
Purchases or redemptions of Federal Home Loan Bank stock	(192)	—
Cash received in excess of cash paid for acquisition	—	165,974
Net cash used in investing activities	(162,209)	(16,034)

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$(72,106)	$42,746
Money market, negotiable order of withdrawal, and savings deposits	129,308	1,250
Certificates of deposit	84,550	(25,727)
Proceeds from Federal Home Loan Bank advances	2,545,000	—
Payments on Federal Home Loan Bank advances	(2,553,016)	(24)
Proceeds from other borrowings	—	20,000
Payment of debt issuance costs on other borrowings	—	(25)
Cash dividends paid on common stock	(5,220)	(4,148)
Shares withheld to pay taxes on restricted stock vesting	(16)	(79)
Net cash from financing activities	128,500	33,993

Net change in cash and cash equivalents	(16,675)	31,187

Cash and cash equivalents at beginning of period	137,895	664,165

Cash and cash equivalents at end of period	$121,220	$695,352

Supplemental cash flow information:
Interest paid	$20,545	$1,658
Federal and state income tax payments	—	—
Acquisition of real estate in non-cash foreclosures	705	455
Fair value of assets acquired net of liabilities assumed	—	58,508

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
The unaudited interim consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest, and reflect all adjustments (consisting of normal recurring adjustments) that are necessary in the opinion of the Company’s management to fairly present the financial position, results of operations and cash flows of the Company. They have been derived from the audited consolidated financial statements for the fiscal year ended December 31, 2022; however, certain notes and information have been omitted from the interim periods. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The accounting and financial reporting policies followed by the Company conform, in all material respects, to the accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry. The results of operations for the interim periods are not necessarily indicative of the results to be expected for future interim periods or for the entire year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The allowance/provision for credit losses, the fair value of financial instruments and the status of contingencies are particularly subject to change. Material estimates that are subject to significant change in the near term are the allowance for credit losses, provision for credit losses, valuation of other real estate owned and fair values of financial instruments. Actual results could differ from these estimates.
Unless otherwise indicated, references to “BancPlus” refer to BancPlus Corporation and its subsidiaries, on a consolidated basis, and reference to “BankPlus” refer to BankPlus, our wholly-owned subsidiary, as applicable.
Effect of Recently Adopted Accounting Standards

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the previous loss estimation techniques are still permitted, although the inputs to those techniques have changed to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 is effective for the Company for annual and interim periods beginning on January 1, 2023. The measurement of expected credit losses under the current expected credit loss (“CECL”) methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures. In addition, ASU 2016-13 made changes to the accounting for available-for-sale debt securities, which includes required presentation of credit losses to be presented as an allowance rather than as a write-down when management does not intend to sell the securities.

The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with the then applicable GAAP. As of January 1, 2023 the Company recognized a one-time, after-tax cumulative effect adjustment of approximately $25.0 million to retained earnings, increasing the allowance for credit losses on loans held for investment by approximately $20.7 million and establishing an allowance for credit losses on off-balance sheet credit exposures of approximately $12.5 million due to the adoption of ASU 2016-13.

The Company adopted ASU 2016-13 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchase credit impaired (“PCI”) and accounted for under ASC 310-30.

In accordance with the standard, management did not reassess whether PCI assets met the criteria for PCD assets as of the date of adoption. The amortized cost basis of the PCD assets has an insignificant impact on the allowance for credit losses as of January 1, 2023. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2023.

The following table illustrates the impact of ASU 2016-13:

	January 1, 2023
(In thousands)	As Reported Under ASU 2016-13	Pre-ASU 2016-13 Adoption	Impact of ASU 2016-13 Adoption
Assets:
Allowance for credit losses on debt securities held-to-maturity	$—	$—	$—
Allowance for credit losses on loans:
Commercial real estate	39,471	26,701	12,770
Residential	16,422	9,958	6,464
Commercial and industrial	6,916	4,750	2,166
Consumer and other	810	1,466	(656)
Total allowance for credit losses on loans	63,619	42,875	20,744
Liabilities:
Allowance for credit losses on off-balance sheet exposures	12,505	—	12,505
Total allowance for credit losses	$76,124	$42,875	$33,249

Allowance for Credit Losses – Available-for-sale debt securities

For available-for-sale debt securities with fair value below amortized cost, when the Company does not intend to sell the debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, then the Company recognizes the credit component of a decline in fair value of a debt security in income and the remaining portion in other comprehensive income (loss). Decline in fair value related to a credit loss is measured using the discounted cash flow method. Credit loss recognition is limited to the amount that the fair value of the security is less than the amortized cost. The decline in fair value is recognized by establishing an allowance for credit loss (“ACL”) through provision for credit losses. Decline in fair value related to noncredit factors is recognized in accumulated other comprehensive income, net of applicable taxes. The Company has elected to exclude accrued interest from the estimate of credit losses for available-for-sale debt securities. The Company evaluates available-for-sale security declines in fair value on a quarterly basis.

Allowance for Credit Losses – Held-to-maturity debt securities

For held-to-maturity debt securities, expected losses are evaluated and calculated on a collective basis for those securities that share risk characteristics. The Company aggregates record level securities calculations and reports the security portfolio segments based on shared risk characteristics. The only segment included in the held to maturity portfolio is states and political subdivisions, which is comprised of municipals.

The Company performs a quarterly loss reserve calculation for municipal and corporate bonds leveraging history of defaults and recoveries as well as a baseline economic forecast. A probability of default/loss-given default approach is used, with any non-rated bonds receiving a comparable rating estimate. Losses in high grade municipals, in which the Company tends to invest, have been very limited over the last 50 years. The Company has elected to exclude accrued interest from the estimate of credit losses for held-to-maturity debt securities.

Allowance for Credit Losses – Loans

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management's determination of the adequacy of the ACL is based on an assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Loans are charged off when management believes that the collection of the principal amount owed in full is unlikely. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Any interest that is accrued but not collected is reversed against interest income when a loan is placed on nonaccrual status, which typically occurs prior to charging off all, or a portion, of a loan. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

The Company calculates estimated credit loss on its portfolio primarily using quantitative methodologies using relevant available information from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The ACL is evaluated and calculated on a collective basis for those loans which share similar risk characteristics. At each reporting period, the Company evaluates whether the loans in a pool continue to exhibit similar risk characteristics as the other loans and whether it needs to evaluate the allowance on an individual basis. The Company has chosen to segment its portfolio consistent with the manner in which it manages the risk of the type of credit. The Company’s segments for loans include commercial real estate, commercial and industrial, residential and consumer.

Expected credit losses are estimated over the contractual term of each loan taking into consideration expected prepayments. The contractual term excludes expected extensions, renewals, and modifications. Also included in the allowance for loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative method or the economic assumptions described above. For example, factors that the Company considers include the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and non-accrual loans and current business conditions.

In addition to the ACL on loans held for investment, CECL requires a balance sheet liability for unfunded commitments, which is recognized if both of the following conditions are met: (1) the Company has a present contractual obligation to extend credit; and (2) the obligation is not unconditionally cancellable by the Company. Loan commitments may have a funded and unfunded portion, of which the liability for unfunded commitments is derived based upon the commitments to extend credit to a borrower (e.g., an estimate of expected credit losses is not established for unfunded portions of loan commitment that are unconditionally cancellable by the Company). The expected credit losses for funded portions are reported in the previously discussed ACL. The Company does not have any commitments that are unconditionally cancellable and therefore all commitments are in scope for an ACL calculation. The Company segments its unfunded commitment portfolio consistent with the ACL calculation. The Company incorporates the probability of funding (i.e., estimate of utilization) for each segment and then utilizes the ACL loss rates for each segment on an aggregate basis to calculate the allowance for unfunded commitments.

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

	Three Months Ended March 31,
(In thousands except per share data)	2023	2022
Net income	$17,079	$9,689

Weighted average common shares outstanding	11,415	10,451
Diluted effect of unallocated stock	—	18
Diluted effect of stock-based awards	73	57
Diluted common shares	11,488	10,526

Basic earnings per common share	$1.50	$0.93
Diluted earnings per common share	$1.49	$0.92

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

During the three months ended March 31, 2022, the Company incurred approximately $4.2 million of acquisition expenses in connection with the FTC Merger, respectively. These expenses are recorded in other expenses in the Company’s Consolidated Statement of Income for the three months ended March 31, 2022.

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

In connection with the FTC Merger, the Company recorded a $7.8 million core deposit intangible, which will be amortized over 10 years. The Company also acquired loans with a fair value of $1.00 billion. The fair value of acquired loans at the time of acquisition is recorded as a premium or discount to the unpaid balance of each acquired loan. The net premium or discount is accreted or amortized into interest income over the remaining life of the loan. The Company recorded a net discount of $6.6 million on the acquired FTC loans, which included a credit mark discount of $15.7 million. Purchase credit deteriorated loans were insignificant. In the third quarter of 2022, the Company increased the fair value of other real estate and deferred tax assets resulting in a corresponding decrease to goodwill of $1.1 million.

Revenues and earnings of the acquired company since the FTC Merger date have not been disclosed as it is not practicable as FTC was merged into BancPlus and separate financial information for FTC is not available. The following table presents unaudited pro forma information as if the FTC Merger had occurred on January 1, 2022. This pro forma information combines the historic consolidated results of operations of BancPlus and FTC after giving effect to certain adjustments, including purchase accounting fair value adjustments and amortization of intangibles, as well as the related income tax effects of those adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the FTC Merger occurred on January 1, 2022.

Three Months Ended March 31,
(In thousands, except per share data)	2022
Net interest income	$53,873
Other operating income	20,542
Net income available to common shareholders	13,924
Earnings per common share:
Basic	$1.22
Diluted	1.21
Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2023:
U.S. Treasuries	$35,886	$—	$894	$34,992
U.S. Government agency obligations	444,962	805	30,703	415,064
Residential mortgage-backed securities	102,616	13	10,363	92,266
Commercial mortgage-backed securities	13,778	—	1,540	12,238
Asset-backed securities	9,470	58	137	9,391
Corporate investments	52,959	—	5,980	46,979
State and political subdivisions	50,227	154	1,730	48,651
Total available for sale	$709,898	$1,030	$51,347	$659,581

December 31, 2022:
U.S. Treasuries	$35,814	$—	$1,235	$34,579
U.S. Government agency obligations	414,251	246	35,761	378,736
Residential mortgage-backed securities	105,580	13	11,461	94,132
Commercial mortgage-backed securities	13,812	—	1,742	12,070
Asset backed securities	10,289	54	123	10,220
Corporate investments	51,000	—	4,967	46,033
State and political subdivisions	50,530	77	2,457	48,150
Total available for sale	$681,276	$390	$57,746	$623,920
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2023:
States and political subdivisions	$61,262	$11	$129	$61,144
Total held to maturity	$61,262	$11	$129	$61,144

December 31, 2022:
States and political subdivisions	$62,274	$—	$206	$62,068
Total held to maturity	$62,274	$—	$206	$62,068
All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies, with no allowance for credit losses.

Provided below is a summary of investment securities that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
March 31, 2023:
Available for sale:
U.S. Treasuries	$4,898	$47	$30,094	$847	$34,992	$894
U.S. Government agencies	19,303	484	349,846	30,219	369,149	30,703
Residential mortgage-backed securities	26,160	2,496	64,977	7,867	91,137	10,363
Commercial mortgage-backed securities	—	—	12,238	1,540	12,238	1,540
Asset backed securities	3,199	10	3,210	127	6,409	137
Corporate investments	18,443	1,515	28,536	4,465	46,979	5,980
States and political subdivisions	22,312	400	17,187	1,330	39,499	1,730
	$94,315	$4,952	$506,088	$46,395	$600,403	$51,347

Held to maturity:
States and political subdivisions	$3,984	$59	$3,690	$70	$7,674	$129
	$3,984	$59	$3,690	$70	$7,674	$129

December 31, 2022:
Available for sale:
U.S. Treasuries	$34,579	$1,235	$—	$—	$34,579	$1,235
U.S. Government agencies	78,676	4,830	285,994	30,931	364,670	35,761
Residential mortgage-backed securities	81,992	8,935	11,258	2,526	93,250	11,461
Commercial mortgage-backed securities	4,860	594	7,210	1,148	12,070	1,742
Asset backed securities	1,169	7	3,499	116	4,668	123
Corporate investments	36,958	4,042	7,076	925	44,034	4,967
States and political subdivisions	36,655	1,781	5,084	676	41,739	2,457
	$274,889	$21,424	$320,121	$36,322	$595,010	$57,746

Held to maturity:
States and political subdivisions	$9,259	$206	$—	$—	$9,259	$206
	$9,259	$206	$—	$—	$9,259	$206
The number of debt securities in an unrealized loss position decreased from 359 at December 31, 2022 to 340 at March 31, 2023. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be impaired on an other-than-temporary basis at March 31, 2023.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
March 31, 2023:
One year or less	$106,679	$104,245	$6,974	$6,955
After one through five years	343,910	322,010	46,198	46,110
After five through ten years	146,387	130,851	6,450	6,439
After ten years	112,922	102,475	1,640	1,640
	$709,898	$659,581	$61,262	$61,144

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
March 31, 2023	$620,381	$576,828	$31,678	$31,569

December 31, 2022	$492,206	$451,638	$35,734	$35,562

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings. The Company monitors the credit rating on a quarterly basis. The following table summarizes the amortized cost basis of held-to-maturity debt securities at March 31, 2023 by credit rating:

(In thousands)	March 31, 2023
State and political subdivisions held-to-maturity:
S&P: AA+, AA, AA- / Moody's: Aa1, Aa2, Aa3	$5,981
S&P: A+, A, A- / Moody's: A1, A2, A3	1,083
S&P: BBB+, BBB, BBB- / Moody's: Baa, Ba, B	495
Not rated	53,703
$61,262
Note 5: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	March 31, 2023	December 31, 2022
Secured by real estate:
Residential properties	$1,429,332	$1,403,974
Construction and land development	809,390	772,357
Farmland	288,970	283,832
Other commercial	2,525,887	2,467,216
Total real estate	5,053,579	4,927,379
Commercial and industrial loans	718,740	706,466
Agricultural production and other loans to farmers	75,509	80,770
Consumer and other loans	104,039	109,534
Total loans before allowance for credit losses	$5,951,867	$5,824,149
Loans are stated at the amount of unpaid principal net of discounts and premiums on acquired loans, before allowance for credit losses. Interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding.

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
The following table presents the amortized cost basis of nonaccrual loans, segregated by class as of March 31, 2023.

(In thousands)	Total Nonaccrual	Nonaccrual with no Allowance for Credit Loss	Past Due 90 days or more and Accruing
Secured by real estate:
Residential properties	$2,585	$—	$1,497
Construction and land development	—	—	—
Farmland	1,434	—	158
Other commercial	1,795	—	175
Total real estate	5,814	—	1,830
Commercial and industrial loans	201	—	204
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	946
Total	$6,015	$—	$2,980

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During three months ended March 31, 2023, there were no significant changes to the collateral which secures the collateral-dependent loans, whether due to general deterioration or other reason. The following table presents the amortized cost basis of collateral-dependent loans by class and collateral type as of March 31, 2023.

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory
Secured by real estate:
Residential properties	$—	$—	$—
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	1,433	1,554	—
Total real estate	1,433	1,554	—
Commercial and industrial loans	—	—	9,099
Agricultural production and other loans to farmers	—	—	—
Consumer loans	—	—	—
Total	$1,433	$1,554	$9,099
An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
March 31, 2023
Secured by real estate:
Residential properties	$6,188	$2,668	$8,856	$1,420,476	$1,429,332
Construction and land development	216	—	216	809,174	809,390
Farmland	468	1,601	2,069	286,901	288,970
Other commercial	1,393	1,061	2,454	2,523,433	2,525,887
Total real estate	8,265	5,330	13,595	5,039,984	5,053,579
Commercial and industrial loans	755	370	1,125	717,615	718,740
Agricultural production and other loans to farmers	93	—	93	75,416	75,509
Consumer loans	906	946	1,852	102,187	104,039
Total	$10,019	$6,646	$16,665	$5,935,202	$5,951,867

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2022
Secured by real estate:
Residential properties	$5,869	$2,015	$7,884	$1,396,090	$1,403,974
Construction and land development	526	1,578	2,104	770,253	772,357
Farmland	566	1,391	1,957	281,875	283,832
Other commercial	1,498	774	2,272	2,464,944	2,467,216
Total real estate	8,459	5,758	14,217	4,913,162	4,927,379
Commercial and industrial loans	902	677	1,579	704,887	706,466
Agricultural production and other loans to farmers	126	—	126	80,644	80,770
Consumer loans	1,530	697	2,227	107,307	109,534
Total	$11,017	$7,132	$18,149	$5,806,000	$5,824,149
Modifications to Borrowers Experiencing Financial Difficulty – From time to time, the Company may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, interest rate reduction, term extension, other-than-significant payment delay or a combination thereof, among other things. During both of the three months ended March 31, 2023 and 2022, there were no modifications of loans to borrowers experiencing financial difficulty.

Note 6: Allowance for Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL. See Note 1, Basis of Presentation. As a result of implementing CECL, there was a one-time adjustment to the 2023 opening allowance balance of approximately $20.7 million.

As management evaluates the allowance for credit losses, it is categorized as follows: (1) specific allocations; (2) allocations for classified assets with no specific allowance, based on historical loan experience for similar loans with similar characteristics, adjusted as necessary, to reflect the impact of current conditions; and (3) general allocations for each major loan category for loans not individually evaluated or deemed collateral-dependent or classified, segmented by loan class based on historical loss experience and other risk factors. In assessing general economic conditions, management monitors several factors, including regional and national economic conditions, real estate market conditions and recently enacted regulations with potential economic effects.

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
Pass loans for the Company include loans in Risk Grades 1 - 6. Classified loans for the Company include loans in Risk Grades 8, 9 and 10. Loans may be classified but not considered individually evaluated or collateral-dependent, due to one of the following reasons: (i) the loan falls below the established minimum dollar thresholds for individual evaluation or (ii) the loan was individually evaluated, but not deemed to be collateral-dependent.
The following table reflects loans by credit quality indicator and origination year at March 31, 2023. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at March 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021		2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$56,509	$458,488	$343,007		$142,538	$58,061	$105,708	$250,166	$1,414,477
Special mention	—	—	—		—	—	—	—	—
Classified	31	946	2,241		3,087	1,629	5,756	1,165	14,855
Total residential real estate	$56,540	$459,434	$345,248		$145,625	$59,690	$111,464	$251,331	$1,429,332
Current period gross write offs	$—	$—	$—		$32	$—	$140	$1	$173

Construction & land development:									0
Pass	$18,762	$73,087	$18,267		$6,838	$7,244	$6,891	$675,494	$806,583
Special mention	—	43	—		—	—	—	303	346
Classified	—	92	10		1,003	1,017	14	325	2,461
Total construction & land development	$18,762	$73,222	$18,277		$7,841	$8,261	$6,905	$676,122	$809,390
Current period gross write offs	$—	$—	$—		$—	$—	$7	$—	$7

Farmland:
Pass	$11,112	$89,609	$34,157		$30,038	$16,483	$28,177	$76,107	$285,683
Special mention	—	—	—		—	—	—	—	—
Classified	22	314	690		—	65	1,944	252	3,287
Total farmland	$11,134	$89,923	$34,847		$30,038	$16,548	$30,121	$76,359	$288,970
Current period gross write offs	$—	$—	$2	$—	$—	$—	$3	$3	$8

Other commercial real estate:
Pass	$55,882	$519,426	$425,974		$270,587	$133,264	$253,147	$856,811	$2,515,091
Special mention	—	—	—		—	—	—	—	—
Classified	23	1,719	2,332		560	1,130	3,835	1,197	10,796
Total other commercial real estate	$55,905	$521,145	$428,306		$271,147	$134,394	$256,982	$858,008	$2,525,887
Current period gross write offs	$—	$—	$56		$—	$—	$—	$—	$56

Commercial & industrial loans:
Pass	$42,206	$183,885	$105,343		$50,827	$31,986	$12,928	$278,751	$705,926
Special mention	—	—	—		—	—	—	—	—
Classified	10	866	107		639	159	10,688	345	12,814
Total commercial & industrial loans	$42,216	$184,751	$105,450		$51,466	$32,145	$23,616	$279,096	$718,740
Current period gross write offs	$—	$62	$30		$2	$15	$7	$172	$288

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural production & other loans to farmers:
Pass	$8,449	$11,311	$5,898	$4,476	$1,793	$844	$42,652	$75,423
Special mention	—	—	—	—	—	—	—	—
Classified	—	7	—	54	12	13	—	86
Total agricultural production & other loans to farmers	$8,449	$11,318	$5,898	$4,530	$1,805	$857	$42,652	$75,509
Current period gross write offs	$—	$5	$—	$—	$—	$—	$8	$13

Consumer & other loans:
Pass	$11,498	$32,852	$9,569	$6,439	$1,441	$4,291	$36,596	$102,686
Special mention	—	—	—	—	—	—	—	—
Classified	—	1,311	14	9	1	—	18	1,353
Total agricultural production & other loans to farmers	$11,498	$34,163	$9,583	$6,448	$1,442	$4,291	$36,614	$104,039
Current period gross write offs	$810	$63	$23	$31	$7	$—	$9	$943
The following table summarizes the credit quality of the Company’s loan portfolio by loan class at December 31, 2022:

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
December 31, 2022
Secured by real estate:
Residential properties	$1,391,039	$—	$12,852	$83	$1,403,974
Construction and land development	768,699	303	3,355	—	772,357
Farmland	280,522	—	3,310	—	283,832
Other commercial	2,456,708	—	10,384	124	2,467,216
Total real estate	4,896,968	303	29,901	207	4,927,379
Commercial and industrial	693,963	—	12,503	—	706,466
Agricultural production and other loans to farmers	80,524	—	246	—	80,770
Consumer and other loans	108,279	—	1,255	—	109,534

Total	$5,779,734	$303	$43,905	$207	$5,824,149
The allowance for credit loss represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The lifetime estimate also considers economic conditions. During the first quarter of 2023, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of supply chain disruptions, labor shortages, and the conflict in Ukraine. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus' allowance for credit losses.
Transactions in the allowance for credit losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended March 31, 2023
Allowance for credit losses:
Beginning balance	$4,750	$26,701	$9,958	$1,466	$42,875
Impact of adopting ASU 2016-13	2,166	12,770	6,464	(656)	20,744
Provision for credit losses	(312)	979	113	640	1,420
Recoveries on loans	88	115	58	591	852
Loans charged off	(288)	(71)	(173)	(956)	(1,488)
Ending balance	$6,404	$40,494	$16,420	$1,085	$64,403

Period End Allowance Balance Allocated To:
Individually evaluated	$—	$—	$—	$—	$—
Collectively evaluated	6,404	40,494	16,420	1,085	64,403
Ending balance	$6,404	$40,494	$16,420	$1,085	$64,403

The allowance for credit losses increased for the three months ended March 31, 2023 primarily as a result of the adoption of ASU 2016-13. Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled approximately $20.3 million for the period ended March 31, 2023 and is excluded from the estimate of credit losses.

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
In 2019, the federal bank regulatory agencies finalized a rule that simplifies capital requirements for qualifying community banks by providing an option to use a simple leverage ratio to measure capital adequacy and to not calculate risk-based capital ratios. A qualifying community bank has less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9.0%. The community bank leverage ratio (“CBLR”)

framework was effective on January 1, 2020, and the Company and the Bank elected to adopt the optional CBLR framework in the third quarter of 2022, as an alternative to the generally applicable capital rules.
The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of March 31, 2023, the Bank maintained a leverage ratio of more than 9.0% and, as an institution has elected to adopt the CBLR framework, the Bank was therefore well capitalized under the regulatory framework for prompt corrective action.
The following table presents actual and required capital ratios for the Company and the Bank under the CBLR and prompt corrective action regulations for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2023:
Company:
Community Bank Leverage Ratio	$727,972	10.27%	$637,810	9.00%

Bank:
Community Bank Leverage Ratio	$672,902	9.50%	$637,283	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2022:
Company:
Community Bank Leverage Ratio	$721,001	10.54%	$615,566	9.00%

Bank:
Community Bank Leverage Ratio	$636,007	9.31%	$614,973	9.00%
The ability of the Company to pay future dividends, pay its expenses and retire its debt is dependent upon future dividends and income tax benefits paid to the Company by the Bank. The Bank is subject to dividend restrictions as imposed by federal and state regulatory authorities.

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

Securities – The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of March 31, 2023 or December 31, 2022. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
Individually Evaluated Loans with Credit Losses – Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists on a non-recurring basis. Allowable methods for determining the amount of the credit loss include estimating fair value using the fair value of the collateral for collateral-dependent loans. Specific allowances for these loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s effective interest rate or the fair value of the collateral net of selling costs if the loan is collateral-dependent. Loans that are primarily collateral dependent loans are assessed using a fair value approach. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised. Appraisals are based on certain assumptions, which may include construction or development status and the highest and best use of the property. The appraisals are reviewed by the Company’s appraisal department to ensure they are acceptable. Loans that have experienced a credit loss are classified within Level 3 of the fair value hierarchy.
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
Appraisals for both collateral-dependent loans and other real estate owned are performed by certified appraisers whose qualifications and licenses have been reviewed by the Company. These appraisals are reviewed by a member of the Company’s appraisal department to ensure they are acceptable. Appraised values are adjusted down for costs associated with asset disposal. The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent loans and other real estate owned are primarily based on appraisals, observable market conditions, and other factors which may affect collectability. The appraisals use marketability and comparability discounts, which generally range from 5% to 15%. Assessment of the significance of a specific input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset. It is reasonably possible that a change in the estimated fair value for assets measured using Level 3 inputs could occur in the future.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
March 31, 2023
U.S. Treasuries	$34,992	$—	$34,992	$—
U.S. Government agency obligations	415,064	—	415,064	—
Residential mortgage-backed securities	92,266	—	92,266	—
Commercial mortgage-backed securities	12,238	—	12,238	—
Asset-backed securities	9,391	—	9,391	—
Corporate investments	46,979	—	46,979	—
State and political subdivisions	48,651	—	48,651	—
Total securities available for sale	$659,581	$—	$659,581	$—

December 31, 2022
U.S. Treasuries	$34,579	$—	$34,579	$—
U.S. Government agency obligations	378,736	—	378,736	—
Residential mortgage-backed securities	94,132	—	94,132	—
Commercial mortgage-backed securities	12,070	—	12,070	—
Asset backed securities	10,220	—	10,220	—
Corporate investments	46,033	—	46,033	—
State and political subdivisions	48,150	—	48,150	—
Total securities available for sale	$623,920	$—	$623,920	$—
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Individually evaluated loans with credit losses, net of allowance for credit losses:
March 31, 2023	$—	$—	$—	$—

Impaired loans, net of allowance for loan losses:
December 31, 2022	$26,071	$—	$—	$26,071

Other real estate owned:
March 31, 2023	$3,958	$—	$—	$3,958
December 31, 2022	$4,231	$—	$—	$4,231
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
March 31, 2023
Individually evaluated loans with credit losses, net of specific allowance	$—	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$3,958	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2022
Impaired loans, net of allowance for loan losses	$26,071	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$4,231	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%
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
The following table presents estimated fair values of the Company’s financial instruments not previously disclosed:

	March 31, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$121,220	$121,220	$137,895	$137,895

Level 2 inputs:
Securities held to maturity	61,262	61,144	62,274	62,068
FHLB stock	20,103	20,103	19,690	19,690
Accrued interest receivable	24,025	24,025	23,156	23,156
Level 3 inputs:
Loans held for sale	8,357	8,357	5,373	5,373
Loans, net	5,887,464	5,674,683	5,781,274	5,601,070

Financial liabilities:
Level 2 inputs:
Deposits	5,966,656	5,648,644	5,824,904	5,289,138
FHLB and other borrowings	310,068	309,927	318,084	318,079
Subordinated debentures	133,531	138,699	133,478	138,780
Accrued interest payable	4,407	4,407	2,334	2,334

Note 9: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s Consolidated Balance Sheets and will be amortized over the life of the Notes. At March 31, 2023 and December 31, 2022, the remaining unamortized balance of these issuance costs was $1.0 million and $1.1 million, respectively. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at March 31, 2023 due to the remaining purchase premium of $536,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	March 31, 2023	December 31, 2022
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at March 31, 2023 due to the remaining purchase discount of $3.7 million, which was established upon the merger with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, and is being amortized over the remaining life of the debentures.

Interest rates adjust quarterly for the subordinated debentures with rates that are indexed with LIBOR. On March 15, 2022 the Adjustable Interest Rate (LIBOR) Act was signed into law as part of the Consolidated Appropriations Act, 2022. The Adjustable Interest Rate (LIBOR) Act establishes a nationwide process for replacing LIBOR in financial contracts that mature after the cessation of the overnight, one-, three-, six- and 12-month U.S. dollar LIBOR tenors on June 30, 2023 and that do not provide for an effective means to replace LIBOR upon its cessation. For contracts in which a party has the discretion to identify a replacement rate, the Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate identified by the Board of Governors of the Federal Reserve System. In January 2023, the Company was notified that the interest rate on the subordinated debentures would be replaced with SOFR.

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
The ESOP owned 1,452,950 shares of the Company's common stock at both March 31, 2023 and December 31, 2022. The ESOP can enter into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock that were sold by participants in accordance with diversification provisions of the ESOP. These unallocated shares would be released to participants proportionately as the loans are repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares that are used to repay the loan would be treated as compensation expense. As of March 31, 2023, the ESOP had zero outstanding loans with the Company.

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of allocated shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the Consolidated Statements of Shareholders’ Equity. The fair value of allocated shares held by the ESOP at March 31, 2023 was $97.0 million, based on the Company’s previously disclosed appraised value of $66.75 per share of common stock. The fair value at December 31, 2022 was $97.0 million, based on the Company’s previously disclosed appraised value of $66.75 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.
Note 11: Equity

Preferred Stock

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

The Preferred Stock bears no dividend for the first two years following the issuance of the Preferred Stock. Thereafter, the annual dividend rate will be adjusted, not lower than 0.5% and not higher than 2.0%, based on our extensions of credit for qualified lending as defined in the terms of the ECIP Interim Final Rule, the Purchase Agreement and the Certificate of Designations (the “Certificate of Designations”) and the investment amount. After the tenth anniversary of the issuance of the Preferred Stock, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10 compared to the baseline qualified lending and the average investment amount. The dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15.

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

Common Stock

In the first quarter of 2023, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of the Company’s common stock from 40,000,000 shares to 100,000,000 shares.

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
Stock based compensation that has been charged against income was $1.0 million for the three months ended March 31, 2023 and $0.7 million for the same period of 2022. There were zero shares forfeited during the three months ended March 31, 2023 and 2022. As of March 31, 2023, there was $6.9 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.8 years.
A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Three Months Ended
	March 31, 2023		March 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	184,284	$59.36	144,572	$51.56
Granted	—	—	21,367	68.25
Vested	1,396	50.00	(6,077)	50.00
Forfeited	—	—	—	—
End of period	185,680	$59.43	159,862	$53.85

Note 13: Contingencies

On March 20, 2019, a complaint (the “Complaint”), Mills v. BankPlus, et al., Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as Court-appointed Receiver for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”), naming the Bank, three former Bank employees, one then-current BankPlus employee and other defendants, including defendants affiliated and unaffiliated with BankPlus (“Defendants”). The Complaint seeks to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber. A brief description of the cause of action on the cover sheet filed with the Complaint includes securities, civil conspiracy, aiding and abetting, negligence, and other possible causes of action. The amount of damages (including punitive damages) requested against the Defendants in the Complaint is unspecified. On January 4, 2021, the plaintiff, Mills, filed an Amended Complaint. Answers and/or Motions to Dismiss the Amended complaint were filed by the Defendants. On July 8, 2021, the Court denied the Motion to Dismiss filed by BankPlus. A related motion for reconsideration was filed by BankPlus on August 9, 2021. The Court denied that motion. On September 30, 2021, an order was entered to consolidate for purposes of discovery this case (No. 3:19-cv-00196-CWR-FKB) with three other related cases filed by Mills, the Receiver. A Case Management Order (No.: 3:22-cv-36-CWRFKB) was entered on January 31, 2022 for the sole purpose of managing consolidated discovery in the four related cases. Phase one written discovery is still underway. Phases two and three discovery, allowing depositions, will begin at a future date pursuant to a subsequent court order.

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
•systems failures, unauthorized access, cyber-crime and other threats to data security or interruptions involving our information technology and telecommunications systems or third-party servicers;
•difficult market conditions and unfavorable economic trends in the United States generally (including uncertainty regarding the federal government’s debt limit or a prolonged shutdown of the federal government), and particularly in the markets in which we operate and in which our loans are concentrated, including declines in housing markets, an increase in unemployment levels and slowdowns in economic growth;
•the impacts related to or resulting from recent bank failures and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions;
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
•natural disasters, climate change, adverse weather, public health crises, acts of terrorism, outbreaks of hostilities, civil unrest or other international or domestic calamities, and other matters beyond our control; and

•other factors that are discussed in the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the annual period ended December 31, 2022, and in this Quarterly Report on Form 10-Q.
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Its wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of March 31, 2023, we operated 94 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of March 31, 2023, BancPlus held $5.967 billion of total deposits, and our deposit base consisted of 96.6% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 1.16%. Our loan portfolio was comprised of 74.2% commercial loans and 25.8% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2022, and we believe we are well-positioned for future growth.
March 31, 2023 Highlights

•Net income for the three months ended March 31, 2023 was $17.1 million, compared with $9.7 million for the same period of 2022
•Diluted earnings per share for the three months ended March 31, 2023 were $1.49, compared with $0.92 for the same period of 2022
•Net interest income was $58.2 million for the three months ended March 31, 2023, compared with $42.8 million for the same period of 2022
•Total loans held for investment were $5.952 billion at March 31, 2023, compared with $5.824 billion at December 31, 2022
Recent Developments

The recent failures of Silicon Valley Bank, Santa Clara, California, Signature Bank, New York, New York, and First Republic Bank, San Francisco, California in March and May, 2023, may lead to regulatory changes and initiatives that could impact BancPlus. For example, the Federal Deposit Insurance Corporation (“FDIC”) has stated that it plans to impose a special deposit insurance assessment on banks in order to recover losses that the FDIC’s Deposit Insurance Fund incurred to support uninsured depositors of these institutions. In addition, President Biden has encouraged the federal banking agencies to adopt various reforms, including the completion of an incentive compensation rule for bank executives pursuant to Section 956 of the Dodd-Frank Act, in response to these bank failures.

Small Business Lending Data Collection Rule

On March 30, 2023, the Consumer Financial Protection Bureau finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. BancPlus is evaluating the impact of the new rule.

Results of Operations
The following discussion of BancPlus’ results of operations compares the three months ended March 31, 2023 to the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or for any other period.
Net Income

Net income for the three months ended March 31, 2023 and 2022 was $17.1 million and $9.7 million, respectively. BancPlus’ annualized return on average assets for the three months ended March 31, 2023 and 2022 was 0.98% and 0.69%, respectively. BancPlus’ annualized return on average equity for the three months ended March 31, 2023 and 2022 was 10.15% and 9.60%, respectively.

The increase in net income and return on average assets and equity for the three months ended March 31, 2023 compared to the same period of 2022 was primarily the result of increased net interest income from our previously disclosed merger with FTC, in which BancPlus acquired FTC, the holding company of First Bank and Trust (“FBT”) by a statutory share exchange and FTC was merged with and into BancPlus, with BancPlus surviving the merger (the “FTC Holding Company Merger”), and FBT was merged with and into BankPlus, with BankPlus surviving the merger, effective March 1, 2022 (together with the FTC Holding Company Merger, the “FTC Merger”), as well as the rising interest rate environment seen in the current year period.

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

Changes in market interest rates and interest BancPlus earns on interest-earning assets or pays on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, usually have the largest impact on periodic changes in its net interest spread, net interest margin and net interest income. BancPlus measures net interest income before and after the provision for credit losses that BancPlus maintains.

For the three months ended March 31, 2023, interest income was $80.8 million, an increase of $34.8 million, or 75.8%, compared to interest income of $45.9 million for the three months ended March 31, 2022. These increase in interest income was primarily the result of higher interest rates in the current year period as well as increased interest-earning assets as a result of the FTC Merger and organic loan growth.

For the three months ended March 31, 2023, interest expense was $22.6 million, an increase of $19.4 million, or 611.7%, compared to $3.2 million for the three months ended March 31, 2022. The increase in interest expense was primarily the result of higher interest rates in the current year period as well as increased interest-bearing liabilities as a result of the FTC Merger.

For the three months ended March 31, 2023, net interest income was $58.2 million, an increase of $15.4 million, or 36.0%, compared to net interest income of $42.8 million for the three months ended March 31, 2022.

Net interest margin for the three months ended March 31, 2023 increased 29 basis points to 3.51% from 3.22% for the same period of 2022 primarily as the result of the rising interest rate environment seen in the current year period.

Our average interest-earning assets at March 31, 2023 increased $1.32 billion, or 24.89%, to $6.64 billion from $5.31 billion at March 31, 2022. BancPlus’ average interest-bearing liabilities at March 31, 2023 increased $1.09 billion, or 29.77%, to $4.74 billion from $3.65 billion at March 31, 2022. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to the FTC Merger and organic loan growth. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 140.1% and 145.5% at March 31, 2023 and 2022, respectively.

BancPlus’ average interest-earning assets produced a tax-equivalent yield of 4.87% for the three months ended March 31, 2023, compared to 3.46% for the three months ended March 31, 2022. The average rate paid on interest-bearing liabilities was 1.91% for the three months ended March 31, 2023, compared to 0.35% for the three months ended March 31, 2022. The year-over-year changes in yields reflects the rising interest rate environment seen in the current year period.
Average Balances and Yields
The following tables show, for the three months ended March 31, 2023 and 2022, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$31,635	$357	4.51%	$578,254	$227	0.16%
Federal funds sold	—	—	—%	—	—	—%
	31,635	357	4.51%	578,254	227	0.16%
Investment securities:
Taxable investment securities	635,344	3,066	1.93%	629,208	2,307	1.47%
Tax-exempt investment securities	64,139	380	2.37%	72,432	420	2.32%
Total securities	699,483	3,446	1.97%	701,640	2,727	1.55%
Loans (1)	5,881,779	76,747	5.22%	4,029,014	42,987	4.27%
Federal Home Loan Bank (“FHLB”) stock	22,781	221	3.88%	4,475	4	0.36%
Total interest-earning assets	6,635,678	80,771	4.87%	5,313,383	45,945	3.46%
Noninterest-earning assets	448,172			345,648
Total assets	$7,083,850			$5,659,031

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,656,880	$3,224	0.78%	$1,590,153	$711	0.18%
Savings and money market deposits	1,860,403	10,579	2.27%	1,199,908	312	0.10%
Time deposits	810,804	3,357	1.66%	714,438	654	0.37%
Federal funds purchased	6,406	79	4.93%	—	—	—%
FHLB advances	269,196	3,215	4.78%	20,485	76	1.48%
Other borrowings	889	10	4.50%	7,102	65	3.66%
Subordinated debentures	133,485	2,154	6.45%	119,024	1,360	4.57%
Total interest-bearing liabilities	4,738,063	22,618	1.91%	3,651,110	3,178	0.35%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,585,862			1,545,452
Other noninterest-bearing liabilities	77,818			53,290
Total noninterest-bearing liabilities	1,663,680			1,598,742
Shareholders’ equity (6)	682,107			409,179
Total liabilities and shareholders’ equity	$7,083,850			$5,659,031
Net interest income/net interest margin (2)		58,153	3.51%		42,767	3.22%
Net interest spread (5)			2.96%			3.11%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		122			135
Net interest income/net interest margin (2)		$58,275	3.51%		$42,902	3.23%
________________________________
(1)Average loan balances include nonaccrual loans.
(2)Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(3)Interest income and averages rates for tax exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2023 and 2022.
(4)Yields and rates are annualized.

(5)Net interest spread is the yield on BancPlus’ total interest-earning assets less the yield on its interest-bearing liabilities.
(6)Includes BancPlus Corporation Employee Stock Ownership Plan-owned shares.

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

	Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$(6,169)	$6,299	$130
Investment securities:
Taxable investment securities	30	729	759
Tax-exempt investment securities	(49)	9	(40)
Total securities	(19)	738	719
Loans, net	24,175	9,585	33,760
Federal Home Loan Bank stock	178	39	217
Total interest-earning assets	$18,165	$16,661	$34,826

Interest-bearing liabilities:
Interest-bearing transaction deposits	$130	$2,383	$2,513
Savings and money market deposits	3,756	6,511	10,267
Time deposits	399	2,304	2,703
Federal funds purchased	79	—	79
FHLB advances	2,970	169	3,139
Other borrowings	(70)	15	(55)
Subordinated debentures	233	561	794
Total interest-bearing liabilities	$7,497	$11,943	$19,440
Net interest income	$10,668	$4,718	$15,386

Provision for Credit Losses

The provision for credit losses is the amount of expense that, based on BancPlus’ judgment, is required to maintain the allowance for credit losses at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under relevant accounting guidance. The determination of the provision for credit losses is complex and involves a high degree of judgment and subjectivity.

For the three months ended March 31, 2023, the provision for credit losses was $523,000, compared to $217,000 for the same period of 2022, an increase of $306,000, or 141.0%. The increase is primarily attributable to increased loan balances resulting from the FTC Merger.

Noninterest Income

Noninterest income consists of: (i) service charges on deposit accounts; (ii) mortgage origination income; (iii) debit card interchange fees; (iv) income from fiduciary activities; (v) ATM income; (vi) brokerage and insurance fees and commissions, (vii) life insurance income, (viii) CDFI grants, and (viii) other noninterest income.

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

Noninterest income decreased $2.1 million, or 11.83%, to $15.8 million for the three months ended March 31, 2023 compared to $18.0 million for the same period of 2022, primarily due to decreases in mortgage origination income and other income.

The following table presents the major components of noninterest income for three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$6,666	$6,792	$(126)	(1.9)%
Mortgage origination income	687	2,238	(1,551)	(69.3)%
Debit card interchange	2,566	2,428	138	5.7%
Income from fiduciary activities	1,906	2,018	(112)	(5.6)%
ATM income	1,474	1,476	(2)	(0.1)%
Brokerage and insurance fees and commissions	637	698	(61)	(8.7)%
Life insurance income	656	627	29	4.6%
CDFI grants	—	—	—	—%
Other income	1,247	1,688	(441)	(26.1)%
Total	$15,839	$17,965	$(2,126)	(11.8)%

Mortgage origination income decreased $1.6 million, or 69.3%, to $0.7 million for the three months ended March 31, 2023, compared to $2.2 million for the same period of 2022. The decrease was primarily the result of decreased mortgage origination activity as refinancing activity has slowed in the current higher interest rate environment.

Other income decreased $441,000, or 26.1%, to $1.2 million for the three months ended March 31, 2023, compared to $1.7 million for the same period of 2022. The decrease was primarily the result of a decrease in the fair value of mortgage loans held for sale and a reduced annual rebate for personalized check sales.

Noninterest Expense

Noninterest expense includes: (i) salaries and employee benefits expenses; (ii) net occupancy expenses; (iii) furniture, equipment, and data processing expenses; (iv) marketing and promotional expenses; (v) other real estate expenses and losses; (vi) professional fees; and (vii) other expenses.

Salaries and employee benefits expenses include compensation, employee benefits and tax expenses for BancPlus’ personnel. Net occupancy expenses include depreciation expense on BancPlus’ owned properties, lease expense on its leased properties and other occupancy-related expenses. Furniture and equipment expenses include depreciation and maintenance and other expenses related to its furniture, fixtures and equipment. Data processing expenses include costs related to maintenance and monitoring of its systems and expenses paid to its third-party data processing system providers. Marketing and promotional expenses include costs for advertising, promotions and sponsorships. Other real estate expenses and losses include taxes, insurance, maintenance and other expenses related to BancPlus’ foreclosed properties. Professional fees include accounting and auditing, consulting and legal fees. Other expenses include expenses associated with FDIC assessments, Mississippi Department of Banking and Consumer Finance (“MDBCF”) assessments, communications, travel, meals, training, supplies, and postage.

Noninterest expense generally increases as BancPlus grows its business. Noninterest expense has increased commensurate with our growth over the past few years as BancPlus has grown organically and through acquisitions. Additionally, BancPlus has built out and modernized its operational infrastructure and implemented its plan to build an efficient, technology-driven banking operation with capacity for growth. BancPlus continues to focus efforts on supporting growth through sales efforts, product development, marketing and promotion, as well as investing in technology and its branch network, while also seeking to improve productivity and maintain appropriate cost structure and customer service levels.

For the three months ended March 31, 2023, noninterest expense totaled $51.6 million, an increase of $3.6 million, or 7.4%, from $48.1 million for the three months ended March 31, 2022, primarily due to increases in salaries and employee benefits expenses and other expenses, partially offset by decreases in professional fees and other real estate expenses and losses.

The following table presents the major components of noninterest expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$30,991	$25,845	$5,146	19.9%
Net occupancy expenses	4,472	4,116	356	8.6%
Furniture, equipment and data processing expenses	7,316	6,616	700	10.6%
Marketing and promotional expenses	1,537	1,108	429	38.7%
Other real estate expenses and losses	56	733	(677)	(92.4)%
Professional fees	863	4,659	(3,796)	(81.5)%
Other expenses	6,407	4,993	1,414	28.3%
Total	$51,642	$48,070	$3,572	7.4%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 60.0% and 53.8% of total noninterest expense for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, salaries and employee benefits expense increased $5.1 million, or 19.9%, to $31.0 million, compared to $25.8 million for the three months ended March 31, 2022. The increase in salaries and employee benefits expense was primarily due the FTC Merger as well as to normal annual salary increases for employees and increased bonuses.

Other expenses increased $1.4 million, or 28.3%, to $6.4 million for the three months ended March 31, 2023, compared to $5.0 million for the same period of 2022. The increase was primarily attributable to increases in amortization of intangible assets and Louisiana shares tax resulting from the FTC Merger, as well as increases in fees and commissions expense and loss on disposal of fixed assets in the current year period.

Professional fees decreased $3.8 million, or 81.5%, to $863,000 for the three months ended March 31, 2023, compared to $4.7 million for the same period of 2022. The decrease was primarily the result of advisory fees as well as increased legal and accounting expenses in the prior year in connection with the FTC Merger.

Other real estate expenses and losses decreased $677,000, or 92.4%, to $56,000 for the three months ended March 31, 2023, compared to $733,000 for the same period of 2022. The decrease was primarily related to increases in writedowns on other real estate owned in the prior year period.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $4.7 million for the three months ended March 31, 2023, compared to $2.8 million for the same period of 2022, an increase of $2.0 million, or 72.3%. BancPlus’ effective tax rate for the three months ended March 31, 2023 was 21.8%, compared to 22.1% for the same period of 2022.

The decrease in the effective tax rate for the three months ended March 31, 2023 compared with the same period of 2022 was the result of non-deductible expenses related to the FTC Merger in the prior year period.

The increase in income tax expense for the three months ended March 31, 2023, compared to the same periods of 2022, was primarily the result of higher income before taxes in the current year.

Financial Condition

The following discussion compares BancPlus’ financial condition as of March 31, 2023 to December 31, 2022.

Assets

Total assets increased $0.14 billion, or 2.0%, to $7.17 billion at March 31, 2023 over total assets of $7.03 billion at December 31, 2022. Total cash and cash equivalents decreased $16.7 million, or 12.1%, to $121.2 million at March 31, 2023, compared to $137.9 million at December 31, 2022, primarily due to an increase in cash outflow for investments and loans made during the period. Total loans held for investment increased $0.13 billion, or 2.2%, to $5.95 billion at March 31, 2023, compared to $5.82 billion at December 31, 2022 as a result of organic loan growth. Investment securities increased $34.6 million, or 5.0%, from $686.2 million at December 31, 2022 to $720.8 million at March 31, 2023 primarily as a result of increases in BancPlus’ portfolio of U.S. Government agency obligations.
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

As of March 31, 2023, 8.5% of BancPlus’ investment securities portfolio was classified as held to maturity and 91.5% was classified as available for sale. As of December 31, 2022, 9.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 90.9% was classified as available for sale. Securities available for sale increased $35.7 million, or 5.7%, from $623.9 million at December 31, 2022 to $659.6 million at March 31, 2023 primarily as a result of increases in BancPlus’ portfolio of U.S. Government agency obligations.

At March 31, 2023, U.S. government agency obligations represented 57.6%, mortgage-backed securities represented 14.5%, municipal securities represented 15.2%, corporate investments represented 6.5%, U.S. Treasuries represented 4.9% and asset-backed securities represented 1.3% of BancPlus’ investment securities portfolio. At December 31, 2022, U.S. government agency obligations represented 55.2%, mortgage-backed securities represented 15.5%, municipal securities represented 16.1%, corporate investments represented 6.7% and asset-backed securities represented 1.5% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$61,262	8.50%	$62,274	9.08%
Total held-to-maturity	61,262	8.50%	62,274	9.08%

Available for Sale:
(At fair value)
U.S. Treasuries	34,992	4.85%	34,579	5.04%
U.S. Government agency obligations	415,064	57.58%	378,736	55.19%
Issued by states and political subdivisions	48,651	6.75%	48,150	7.02%
Mortgage-backed securities:
Residential	92,266	12.80%	94,132	13.72%
Commercial	12,238	1.70%	12,070	1.76%
Asset-backed securities	9,391	1.30%	10,220	1.49%
Corporate investments	46,979	6.52%	46,033	6.71%
Total available for sale	659,581	91.50%	623,920	90.92%

Total investment securities	$720,843	100.00%	$686,194	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using a tax rate of 21%.

	Maturity as of March 31, 2023
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$6,974	2.62%	$46,198	2.50%	$6,450	3.69%	$1,640	4.33%
Total held to maturity	6,974	2.62%	46,198	2.50%	6,450	3.69%	1,640	4.33%

Available for sale:
U.S. Treasuries	25,591	1.35%	9,401	1.24%	—	—%	—	—%
U.S. Government agency obligations	75,321	0.55%	276,804	1.35%	60,430	1.61%	2,509	6.06%
Issued by states and political subdivisions	3,333	2.79%	23,348	2.87%	19,016	3.06%	2,954	3.71%
Mortgage-backed securities:
Residential	—	—%	1,843	1.63%	3,921	2.54%	86,502	2.55%
Commercial	—	—%	9,214	1.51%	2,687	1.57%	337	2.53%
Asset-backed securities	—	—%	—	—%	—	—%	9,391	5.94%
Corporate investments	—	—%	1,400	2.75%	44,797	4.26%	782	4.50%
Total available for sale	104,245	0.82%	322,010	1.47%	130,851	2.75%	102,475	2.99%

Total investment securities	$111,219	0.93%	$368,208	1.60%	$137,301	2.80%	$104,115	3.02%

	Maturity as of December 31, 2022
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$6,961	2.71%	$47,221	2.53%	$6,452	3.77%	$1,640	4.39%
Total held to maturity	6,961	2.71%	47,221	2.53%	6,452	3.77%	1,640	4.39%

Available for sale:
U.S. Treasuries	25,302	1.35%	9,277	1.24%	—	—%	—	—%
U.S. Government agency obligations	57,051	0.57%	259,397	1.02%	59,604	1.38%	2,684	4.79%
Issued by states and political subdivisions	3,391	2.72%	22,436	2.96%	19,230	3.19%	3,093	3.62%
Mortgage-backed securities:
Residential	—	—%	386	1.48%	5,691	2.29%	88,056	2.54%
Commercial	—	—%	9,082	1.52%	2,637	1.58%	350	2.56%
Asset-backed securities	—	—%	—	—%	—	—%	10,220	5.57%
Corporate investments	—	—%	437	2.75%	42,767	4.12%	2,829	6.33%
Total available for sale	85,744	0.89%	301,015	1.19%	129,929	2.59%	107,232	3.02%

Total investment securities	$92,705	1.02%	$348,236	1.37%	$136,381	2.65%	$108,872	3.04%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of March 31, 2023		As of December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$1,429,332	24.01%	$1,403,974	24.11%
Construction and land development	809,390	13.60%	772,357	13.26%
Farmland	288,970	4.86%	283,832	4.87%
Other commercial	2,525,887	42.43%	2,467,216	42.36%
Total real estate	5,053,579	84.90%	4,927,379	84.60%
Commercial and industrial	718,740	12.08%	706,466	12.13%
Agricultural production and other loans to farmers	75,509	1.27%	80,770	1.39%
Consumer and other	104,039	1.75%	109,534	1.88%
Total loans, gross	5,951,867	100.00%	5,824,149	100.00%
Allowance for credit losses	(64,403)		(42,875)
Total loans, net	$5,887,464		$5,781,274

Our loan portfolio was comprised of 74.2% commercial loans and 25.8% consumer loans as of March 31, 2023, compared to 76.4% commercial loans and 23.6% consumer loans as of December 31, 2022. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.
As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At March 31, 2023, BancPlus’ loan portfolio included $491.9 million of loan participations purchased, or 8.27% of total loans, which included $295.5 million of shared national credits. At December 31, 2022, BancPlus’ loan portfolio included $471.3 million of loan participations purchased, or 8.09% of total loans, which included $274.4 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of March 31, 2023
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$140,540	$410,742	$508,759	$369,291	$1,429,332
Construction and land development	261,134	408,703	124,540	15,013	809,390
Farmland	41,867	114,118	101,146	31,839	288,970
Other commercial	251,327	1,564,714	493,558	216,288	2,525,887
Total real estate	694,868	2,498,277	1,228,003	632,431	5,053,579
Commercial and industrial	128,290	494,835	95,615	—	718,740
Agricultural production and other loans to farmers	18,092	55,839	1,578	—	75,509
Consumer and other loans	29,363	67,404	7,258	14	104,039
Total loans	$870,613	$3,116,355	$1,332,454	$632,445	$5,951,867

	As of December 31, 2022
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$149,146	$401,119	$497,926	$355,783	$1,403,974
Construction and land development	272,454	379,245	104,632	16,026	772,357
Farmland	46,925	114,854	96,937	25,116	283,832
Other commercial	254,430	1,504,253	487,890	220,643	2,467,216
Total real estate	722,955	2,399,471	1,187,385	617,568	4,927,379
Commercial and industrial	151,895	451,261	103,310	—	706,466
Agricultural production and other loans to farmers	40,558	39,665	547	—	80,770
Consumer and other loans	39,667	64,715	5,138	14	109,534
Total loans	$955,075	$2,955,112	$1,296,380	$617,582	$5,824,149

	As of March 31, 2023
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,134,271	$295,061	$1,429,332
Construction and land development	440,404	368,986	809,390
Farmland	181,777	107,193	288,970
Other commercial	1,818,832	707,055	2,525,887
Total real estate	3,575,284	1,478,295	5,053,579
Commercial and industrial	323,891	394,849	718,740
Agricultural production and other loans to farmers	46,644	28,865	75,509
Consumer and other loans	69,221	34,818	104,039
Total loans	$4,015,040	$1,936,827	$5,951,867

	As of December 31, 2022
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,115,571	$288,403	$1,403,974
Construction and land development	413,291	359,066	772,357
Farmland	181,973	101,859	283,832
Other commercial	1,748,802	718,414	2,467,216
Total real estate	3,459,637	1,467,742	4,927,379
Commercial and industrial	316,909	389,557	706,466
Agricultural production and other loans to farmers	44,941	35,829	80,770
Consumer and other loans	78,411	31,123	109,534
Total loans	$3,899,898	$1,924,251	$5,824,149

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At March 31, 2023, BancPlus had total off-balance sheet commitments of $1.458 billion. At March 31, 2023, BancPlus had an allowance for credit loss on off-balance sheet commitments of $12.5 million.

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of March 31, 2023
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,414,477	$—	$14,772	$83	$1,429,332
Construction and land development	806,583	346	2,461	—	809,390
Farmland	285,683	—	3,287	—	288,970
Other commercial	2,515,091	—	10,676	120	2,525,887
Total real estate	5,021,834	346	31,196	203	5,053,579
Commercial and industrial	705,926	—	12,749	65	718,740
Agricultural production and other loans to farmers	75,423	—	86	—	75,509
Consumer and other	102,686	—	1,353	—	104,039
Total	$5,905,869	$346	$45,384	$268	$5,951,867

	As of December 31, 2022
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,391,039	$—	$12,852	$83	$1,403,974
Construction and land development	768,699	303	3,355	—	772,357
Farmland	280,522	—	3,310	—	283,832
Other commercial	2,456,708	—	10,384	124	2,467,216
Total real estate	4,896,968	303	29,901	207	4,927,379
Commercial and industrial	693,963	—	12,503	—	706,466
Agricultural production and other loans to farmers	80,524	—	246	—	80,770
Consumer and other	108,279	—	1,255	—	109,534
Total	$5,779,734	$303	$43,905	$207	$5,824,149

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans that are 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans:
Real estate loans:
Residential properties	$2,585	$2,726
Construction and land development	—	24
Farmland	1,434	960
Other commercial	1,795	1,215
Total real estate	5,814	4,925
Commercial and industrial	201	192
Agricultural production and other loans to farmers	—	155
Consumer and other	—	—
Total nonaccrual loans	6,015	5,272

90+ days past due and accruing:
Real estate loans:
Residential properties	1,497	1,079
Construction and land development	—	1,578
Farmland	158	427
Other commercial	175	216
Total real estate	1,830	3,300
Commercial and industrial	204	545
Agricultural production and other loans to farmers	—	—
Consumer and other	946	697
Total 90+ days past due and accruing	2,980	4,542
Total nonperforming loans	8,995	9,814
Plus: foreclosed assets	3,958	4,231
Total nonperforming assets	$12,953	$14,045

Nonaccrual loans to total loans	0.10%	0.09%
Nonperforming loans to total loans	0.15%	0.17%
Nonperforming assets to total assets	0.18%	0.20%
Allowance for credit losses to nonaccrual loans	1070.71%	813.26%

Total nonperforming assets decreased by $1.1 million, or 7.8%, from $14.0 million at December 31, 2022 to $13.0 million at March 31, 2023, primarily the result of collections in the current year to date period on loans there were 90+ days past due at December 31, 2022. This decrease in nonperforming loans for the period ended March 31, 2023 resulted in corresponding decreases in the ratios for nonperforming loans to total loans and nonperforming assets to total assets, as well as the increase in the ratio of allowance for credit losses to nonaccrual loans.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. BancPlus has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. When a loan is placed on nonaccrual status, current year interest previously accrued but uncollected on such loans is reversed and charged against current income, and prior year interest, if any, is charged off against the allowance for credit losses. Generally, payments received on nonaccrual loans are applied directly to principal.

Allowance for Credit Losses

The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. BancPlus maintains an allowance for credit losses at a level management considers adequate to provide for expected credit losses on loans over the life of the loan. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing economic conditions. Loan charge-offs (i.e. loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. BancPlus made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses. The Company calculates estimated credit loss on its portfolio primarily using quantitative methodologies using relevant available information from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The ACL is evaluated and calculated on a collective basis for those loans which share similar risk characteristics. At each reporting period, the Company evaluates whether the loans in a pool continue to exhibit similar risk characteristics as the other loans and whether it needs to evaluate the allowance on an individual basis. The Company has chosen to segment its portfolio consistent with the manner in which it manages the risk of the type of credit. The Company’s segments for loans include commercial real estate, commercial and industrial, residential and consumer.

Expected credit losses are estimated over the contractual term of each loan taking into consideration expected prepayments. The contractual term excludes expected extensions, renewals, and modifications. Also included in the allowance for loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative method or the economic assumptions described above. For example, factors that the Company considers include the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and non-accrual loans and current business conditions.

These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the first quarter of 2023, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of supply chain disruptions, labor shortages, and the conflict in Ukraine. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for credit losses.

The allowance for credit losses was $64.4 million and $42.9 million, and the allowance for credit losses as a percentage of loans was 1.08% and 0.74%, at March 31, 2023 and December 31, 2022, respectively. Net charge-offs totaled $636,000 and $979,000 for the three months ended March 31, 2023 and 2022, respectively. The variance was primarily the result of current year charge-offs on consumer and other commercial categories.

The allowance for credit losses increased by $21.5 million, or 50.2%, to $64.4 million at March 31, 2023, from $42.9 million at December 31, 2022, primarily due to the adoption of ASU 2016-13.

The following is a summary of the activity in the allowance for credit loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	March 31, 2023	March 31, 2022

Balance, beginning of period	$42,875	$45,000
Impact of adopting ASU 2016-13	20,744	—
Charge-offs:
Residential properties	173	250
Construction and land development	7	—
Farmland	8	120
Other commercial	56	317
Total real estate	244	687
Commercial and industrial	288	58
Agricultural production and other loans to farmers	13	981
Consumer and other	943	261
Total charge-offs	1,488	1,987
Recoveries:
Residential properties	58	54
Construction and land development	3	70
Farmland	5	5
Other commercial	107	66
Total real estate	173	195
Commercial and industrial	88	22
Agricultural production and other loans to farmers	3	744
Consumer and other	588	47
Total recoveries	852	1,008
Net charge-offs (recoveries)	636	979
Provision for credit losses	1,420	217
Balance, end of period	$64,403	$44,238

Total loans, end of period (including loans held for sale)	$5,960,224	$4,752,150
Average loans	5,881,779	4,029,014
Net charge-offs (annualized) to average loans	0.04%	0.10%
Allowance for credit losses to total loans	1.08%	0.93%
The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$115	$1,407,039	0.03%	$196	$897,909	0.09%
Construction and land development	4	812,238	—%	(70)	614,770	(0.05)%
Farmland	3	283,020	—%	115	216,353	0.21%
Other commercial	(51)	2,492,168	(0.01)%	251	1,592,295	0.06%
Commercial and industrial	200	714,810	0.11%	36	550,125	0.03%
Agricultural production and other loans to farmers	10	65,515	0.06%	237	64,658	1.47%
Consumer and other	355	103,221	1.38%	214	83,964	1.02%
Loans held for sale	—	3,768	—%	—	8,940	—%
Total	$636	$5,881,779	0.04%	$979	$4,029,014	0.10%

The following tables present a summary of the allocation of the allowance for credit losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$16,420	25.5%	$9,958	23.2%
Construction and land development	19,044	29.6%	6,519	15.2%
Farmland	1,380	2.1%	1,963	4.6%
Other commercial	20,070	31.2%	18,219	42.5%
Total real estate	56,914	88.4%	36,659	85.5%
Commercial and industrial	6,404	9.9%	4,750	11.1%
Agricultural production and other loans to farmers	452	0.7%	641	1.5%
Consumer and other	633	1.0%	825	1.9%
Total allowance for credit losses	$64,403	100.0%	$42,875	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million as of both March 31, 2023 and December 31, 2022. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the SCC Merger and the FTC Merger. Total other intangible assets at March 31, 2023 and December 31, 2022 were $11.1 million and $11.5 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$1,585,862	0.00%	26.82%	$1,740,283	0.00%	31.61%
Interest bearing:
Transaction accounts	1,656,880	0.78%	28.02%	1,574,512	0.35%	28.60%
Money market and other savings accounts	1,860,403	2.27%	31.46%	1,408,355	0.42%	25.58%
Certificates of deposit	810,804	1.66%	13.71%	783,047	0.45%	14.22%
Total deposits	$5,913,949	1.16%	100.00%	$5,506,197	0.27%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $407.8 million, or 7.4%, to $5.91 billion at March 31, 2023 from $5.51 billion as of December 31, 2022 primarily resulted from increases in money market and other savings accounts driven by the higher interest rate market. At March 31, 2023 and December 31, 2022, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $1.50 billion and $1.53 billion, respectively.

The following table shows the maturity of certificates of deposit as of March 31, 2023:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$14,942	$80,618	$95,560	$4,849
Over 3 months through 6 months	24,054	65,916	89,970	9,980
Over 6 months through 12 months	88,186	245,221	333,407	26,567
Over 12 months	101,874	221,269	323,143	44,387
Total certificates of deposit	$229,056	$613,024	$842,080	$85,783

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At March 31, 2023 and December 31, 2022, BancPlus had no short-term borrowings. The following is a summary of our short-term borrowings during the periods presented.

(Dollars in thousands)	Balances Outstanding			Weighted Average Rate
March 31, 2023	Maximum Month End	Average Daily	At Period End	During Period	At Period End
Federal funds purchased	$—	$6,406	$—	4.93%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$—	$—	$—

December 31, 2022
Federal funds purchased	$20,003	$1,136	$—	4.39%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$20,003	$1,136	$—

Advances from Federal Home Loan Bank (“FHLB”) and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At March 31, 2023 and December 31, 2022, BancPlus had $310.1 million and $318.1 million in FHLB borrowings, at a weighted average interest rate of 5.01% and 4.52%, respectively.

On February 25, 2022, the Company entered into a $20.0 million revolving line of credit with a correspondent bank. The line of credit is collateralized by 9,000 shares of BankPlus common stock. The line of credit bears interest at a floating rate of Wall Street Journal Prime with 3.25% interest rate floor. Interest only payments are due on a quarterly basis with the principal due at maturity on February 25, 2024. Unused fees on the revolving line of credit are paid quarterly at 0.25%. For the year ended December 31, 2022, the Company paid unused fees of $24,000. The balance outstanding on this revolving line of credit was zero at March 31, 2023 and December 31, 2022.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
2023	$310,009	$318,025
2024	13	13
2025	13	13
2026	14	14
2027	14	14
Thereafter	5	5
Total	$310,068	$318,084

Subordinated Debentures. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and will be amortized over the life of the Notes. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to the Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 586 basis points, with interest during this period payable quarterly in arrears. The notes qualify as Tier 2 capital for regulatory capital purposes. The Company used the proceeds from the Notes for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the consolidated balance sheet at March 31, 2023 due to the remaining purchase premium of $536,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	March 31, 2023	December 31, 2022
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month LIBOR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month LIBOR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month LIBOR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month LIBOR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month LIBOR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at March 31, 2023 due to the remaining purchase discount of $3.7 million, which was established upon the SCC Merger and is being amortized over the remaining life of the debentures. At March 31, 2023 and December 31, 2022, the remaining unamortized purchase discount was $3.7 million and $3.7 million, respectively.

Interest rates adjust quarterly for the subordinated debentures with rates that are indexed with LIBOR. On March 15, 2022 the Adjustable Interest Rate (LIBOR) Act was signed into law as part of the Consolidated Appropriations Act, 2022. The Adjustable Interest Rate (LIBOR) Act establishes a nationwide process for replacing LIBOR in financial contracts that mature after the cessation of the overnight, one-, three-, six- and 12-month U.S. dollar LIBOR tenors on June 30, 2023 and that do not provide for an effective means to replace LIBOR upon its cessation. For contracts in which a party has the discretion to identify a replacement rate, the Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate identified by the Board of Governors of the Federal Reserve System. In January 2023, the Company was notified that the interest rate on the subordinated debentures would be replaced with SOFR.

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

Shareholders’ equity decreased $6.8 million, or 1.0%, to $691.3 million at March 31, 2023 from $698.1 million at December 31, 2022, primarily due to the cumulative change in accounting principle related to the adoption of ASU 2016-13 of $25.0 million and dividends paid of $5.2 million, partially offset by net income of $17.1 million and other comprehensive income of $5.3 million.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	March 31, 2023	December 31, 2022
Cash and cash equivalents	$121,220	$137,895
Total securities	720,843	686,194
Less: pledged securities	(608,506)	(487,372)
Total primary liquidity	$233,557	$336,717
Ratio of primary liquidity to total deposits	3.9%	5.8%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	March 31, 2023	December 31, 2022
Net secured borrowing capacity with the FHLB	$2,064,771	$1,880,392
Net secured borrowing capacity with the Federal Reserve Bank	593,031	573,588
Unsecured borrowing capacity with correspondent lenders	243,000	243,000
Available capacity on revolving line of credit	20,000	20,000
Total secondary liquidity	$2,920,802	$2,716,980
Ratio of primary and secondary liquidity to total deposits	52.9%	52.4%

During the three months ended March 31, 2023, BancPlus’ primary liquidity decreased by $103.2 million to $233.6 million, compared to $336.7 million at December 31, 2022, primarily due to an increase in pledged securities. Secondary liquidity increased by $203.8 million to $2.92 billion as of March 31, 2023 from $2.72 billion as of December 31, 2022. This increase was primarily due to an increase in BancPlus’ FHLB borrowing capacity.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $5.76 billion and $5.66 billion and represented 96.6% of total deposits as of both March 31, 2023 and December 31, 2022. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources. Although BancPlus’ policy allows the use of brokered deposits, BankPlus did not utilize this funding source during the 2023 and 2022 year to date periods.

BancPlus’ liquidity policy includes both policy limits and policy guidelines for measuring and monitoring liquidity. BancPlus’ policy measures include an Internal Liquidity Ratio, an Internal Liquidity Ratio adjusted for FHLB, an Internal Dependency Ratio adjusted for FHLB and a Maximum Available Funds to Total Assets Ratio. These ratios are calculated monthly. BancPlus also utilizes eleven liquidity guidelines that are reported quarterly. As of March 31, 2023 and December 31, 2022, BancPlus was in compliance with all of its established liquidity guidelines.

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

Due to state banking laws, BankPlus may not pay dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $7.2 million and $6.3 million for the year-to-date periods ended March 31, 2023 and March 31, 2022, respectively to BancPlus. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

Capital Management and Regulatory Capital Requirements

BancPlus is subject to various capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on BancPlus’ business operations.

In 2019, the federal bank regulatory agencies finalized a rule that simplifies capital requirements for qualifying community banks by providing an option to use a simple leverage ratio to measure capital adequacy and to not calculate risk-based capital ratios. A qualifying community bank has less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9.0%. The community bank leverage ratio (“CBLR”) framework was effective on January 1, 2020, and the Company and the Bank elected to adopt the optional CBLR framework in the third quarter of 2022, as an alternative to the generally applicable capital rules.

Further, under prompt corrective action regulations, an insured depository institution is classified in one of several tiers based on its level of capital and other factors, and may be subject to an escalating series of remedial measures if it is less than “well capitalized.” An institution is deemed “well capitalized” if it satisfies certain capital ratios and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of March 31, 2023, the Bank maintained a leverage ratio of more than 9.0% and, as an institution has elected to adopt the CBLR framework, the Bank was therefore well capitalized under the regulatory framework for prompt corrective action.

As of March 31, 2023 and December 31, 2022, BancPlus and BankPlus met the minimum CBLR requirement and therefore satisfied the capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
As of March 31, 2023:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$727,972	10.27%	$637,810	9.00%

Bank:
Community Bank Leverage Ratio	$672,902	9.50%	$637,283	9.00%

	Actual		Minimum Requirement to be Well Capitalized
As of December 31, 2022:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$721,001	10.54%	$615,566	9.00%

Bank:
Community Bank Leverage Ratio	$636,007	9.31%	$614,973	9.00%

Contractual Obligations

Contractual obligations as of March 31, 2023 totaled $1.33 billion and were primarily comprised of deposits with maturities of $842.1 million, subordinated debentures of $133.5 million and operating lease obligations of $47.9 million. Contractual obligations due within the next twelve months were $833.1 million and were primarily related to time deposits with maturity dates and short-term FHLB advances due in 2022. Contractual obligations due in more than 12 months were $500.5 million and were comprised of $323.1 million of time deposits with maturity dates and $133.5 million of subordinated debentures with maturities ranging from 2030 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

Recent Accounting Pronouncements

See Note 1 Basis of Presentation in our Condensed Notes to Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, previously filed with the SEC.

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

Potential changes to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of March 31, 2023 and December 31, 2022 are presented in the table below (dollars in thousands). The projections for March 31, 2023 and December 31, 2022 assume immediate, parallel shifts down from the yield curves of 100, 200, and 300 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points.

	As of March 31, 2023				As of December 31, 2022
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	$1,840	0.8%	$(55,074)	(8.1)%	$(907)	(0.4)%	$(28,909)	(2.7)%
200	$(5,836)	(2.5)%	$(35,481)	(5.2)%	$(3,041)	(1.2)%	$(19,101)	(1.8)%
100	$(3,808)	(1.6)%	$(16,431)	(2.4)%	$(2,090)	(0.8)%	$(9,706)	(0.9)%
Unchanged	$—	—%	$—	—%	$—	—%	$—	—%
-100	$3,382	1.5%	$12,583	1.9%	$430	0.2%	$13,299	1.2%
-200	$5,547	2.4%	$17,657	2.6%	$(394)	(0.2)%	$17,758	1.7%
-300	$6,561	2.8%	$11,544	1.7%	$(9,414)	(3.7)%	$6,027	0.6%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 0.8% increase in net interest income and a 8.1% decrease in EVE as of March 31, 2023. At December 31, 2022, in the event of an immediate and sustained 300 basis point increase in interest, BancPlus would have experienced a 0.4% decrease in net interest income and a 2.7% decrease in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced an increase of 1.5% in net interest income and a 1.9% increase in EVE as of March 31, 2023, and a 0.2% increase in net interest income and a 1.2% increase in EVE as of December 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of BancPlus’ Principal Executive Officer and Principal Financial Officer, of the effectiveness of BancPlus’ disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, BancPlus’ disclosure controls and procedures were effective to ensure that information required to be disclosed by BancPlus in the reports required to be filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective January 1, 2023, BancPlus adopted FASB ASU 2016-13. BancPlus implemented changes to its policies, processes and controls over the estimation of the allowance for credit losses to support the adoption of FASB ASU 2016-13. Management revised previous internal controls used under legacy GAAP and incorporated new internal controls to ensure adequacy of the reserve levels under the new allowance for credit losses methodology. Changes to internal controls as a result of adopting FASB ASU 2016-13 were a result of changes in the calculation under the new allowance for credit losses methodology and did not change the overall nature of the controls.

There has been no change in BancPlus’ internal control over financial reporting identified in connection with the evaluation required by 15d-15(d) under the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, BancPlus’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information about our legal proceedings refer to Footnote 13 to our Condensed Notes to Consolidated Financial Statements for the quarter ended March 31, 2023 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to the above, the Company, including its subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, previously filed with the SEC, except for the addition of the following risk factor:

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have an adverse effect on our business, financial condition and results of operations.

The inability of U.S. lawmakers to pass legislation to raise the U.S. government’s debt limit of $31.4 trillion has increased the possibility of a default by the U.S. government on its debt obligations, which could have an adverse impact on financial markets, interest rates and economic conditions in the United States and worldwide. The U.S. government reached its debt limit of $31.4 trillion in January 2023. Since then, the U.S. Department of Treasury has implemented extraordinary measures to prevent default.

It is unclear if Congress and the President will reach an agreement to increase the U.S. government’s debt limit in a timely manner. The political stalemate over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations and related credit-rating downgrades. This creates uncertainty in the U.S. financial markets and domestic political conditions which could have an adverse impact on our business, financial condition and results of operations. If the United States is unable to increase the U.S. government’s debt limit in a timely manner, the U.S. government could shut down for a period of time and the United States could default or delay on payment of its obligations or both, which could have an adverse impact on financial markets and economic conditions in the United States and worldwide and an adverse effect on our business, financial condition and results of operations.

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

3.1	Articles of Incorporation of BancPlus Corporation
3.2	By-laws of BancPlus Corporation (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K of the Registrant, filed on March 9, 2023)
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
+ Filed herewith.
++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancPlus Corporation

Date:	May 12, 2023	By:	/s/ William A. Ray
William A. Ray
Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2023	By:	/s/ Karlen Turbeville
Karlen Turbeville
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)