Form 10-Q
period 2023-06-30
BANCPLUS CORP
filed 2023-08-11
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of August 11, 2023: 11,624,935

BANCPLUS CORPORATION
FORM 10-Q
For the Quarter Ended JUNE 30, 2023

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets:
Cash and due from banks	$102,227	$107,402
Interest bearing deposits with banks	88,987	30,493
Total cash and cash equivalents	191,214	137,895
Securities available for sale	806,110	623,920
Securities held to maturity - fair value: $57,895 - 2023; $62,068 - 2022	58,118	62,274
Loans held for sale	13,176	5,373

Loans	6,088,814	5,824,149
Less: Allowance for credit losses	65,229	42,875
Net loans	6,023,585	5,781,274

Premises and equipment	132,694	124,707
Operating lease right-of-use assets	33,757	35,747
Accrued interest receivable	25,454	23,156
Goodwill	62,772	62,772
Other assets	196,801	177,703
	$7,543,681	$7,034,821

Liabilities:
Deposits	$6,108,309	$5,824,904
Advances from Federal Home Loan Bank and other borrowings	540,065	318,084
Subordinated debentures	133,579	133,478
Operating lease liabilities	35,475	37,439
Accrued interest payable	5,924	2,334
Other liabilities	29,522	20,482
Total liabilities	6,852,874	6,336,721

Redeemable common stock owned by the ESOP	89,356	96,984
Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value
250,000 authorized, issued and outstanding at June 30, 2023 and December 31, 2022; aggregate liquidation preference of $250,000	250,000	250,000
Common Stock, par value $1.00 per share.
100,000,000 and 40,000,000 authorized at June 30, 2023 and December 31, 2022, respectively; 11,626,670 and 11,599,595 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	11,626	11,599
Additional paid-in capital	121,268	122,890
Retained earnings	351,552	356,685
Accumulated other comprehensive loss, net	(43,639)	(43,074)
	690,807	698,100
Less: Redeemable common stock owned by the ESOP	(89,356)	(96,984)
Total shareholders' equity	601,451	601,116
	$7,543,681	$7,034,821
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Interest income:
Interest and fees on loans	$84,117	$53,712	$160,864	$96,699
Taxable securities	4,403	2,502	7,469	4,809
Tax-exempt securities	364	401	744	821
Interest bearing bank balances and other	778	477	1,356	708
Total interest income	89,662	57,092	170,433	103,037

Interest expense:
Deposits	24,364	2,362	41,524	4,039
Short-term borrowings	1	—	80	—
Advances from Federal Home Loan Bank	5,567	77	8,782	153
Other borrowings	2,188	1,808	4,352	3,233
Total interest expense	32,120	4,247	54,738	7,425

Net interest income	57,542	52,845	115,695	95,612
Provision for credit losses	916	234	1,439	451
Net interest income after provision for credit losses	56,626	52,611	114,256	95,161

Other operating income:
Service charges on deposit accounts	5,750	7,701	12,416	14,493
Mortgage origination income	1,266	2,304	1,953	4,542
Debit card interchange	2,609	2,748	5,175	5,176
Other income	5,369	5,978	11,289	12,485
Total other operating income	14,994	18,731	30,833	36,696

Other operating expenses:
Salaries and employee benefits expenses	32,609	29,805	63,600	55,650
Net occupancy expenses	4,738	4,891	9,210	9,007
Furniture, equipment and data processing expenses	7,270	7,670	14,586	14,286
Other expenses	10,628	8,649	19,491	20,142
Total other operating expenses	55,245	51,015	106,887	99,085

Income before income taxes	16,375	20,327	38,202	32,772
Income tax expense	3,183	4,212	7,931	6,968
Net income	$13,192	$16,115	$30,271	$25,804

Earnings per common share - basic	$1.15	$1.41	$2.65	$2.35
Earnings per common share - diluted	$1.15	$1.40	$2.64	$2.34

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$13,192	$16,115	$30,271	$25,804
Other comprehensive loss, net of tax:
Unrealized losses on securities available for sale	(7,791)	(13,418)	(752)	(39,562)
Tax effect	1,940	3,341	187	9,851
Total other comprehensive loss, net of tax	(5,851)	(10,077)	(565)	(29,711)
Comprehensive income (loss)	$7,341	$6,038	$29,706	$(3,907)
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

BancPlus Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)
(In Thousands, Except Share and Per Share Data)

					Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Preferred Stock		Common Stock			Retained Earnings
	Shares	Amount	Shares	Amount

April 1, 2023	250,000	$250,000	11,599,354	$11,599	$123,878	$343,591	$(37,788)	$(96,984)	$594,296

Net income	—	—	—	—	—	13,192	—	—	13,192
Other comprehensive loss, net	—	—	—	—	—	—	(5,851)	—	(5,851)
Issuance of restricted stock	—	—	90,023	90	(90)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(15,046)	(15)	(989)	—	—	—	(1,004)
Purchase of Company Stock	—	—	(47,661)	(48)	(2,812)	—	—	—	(2,860)
Stock based compensation	—	—	—	—	1,281	—	—	—	1,281
Net change fair value of ESOP shares	—	—	—	—	—	—	—	7,628	7,628
Dividends declared ($0.45 per share)	—	—	—	—	—	(5,231)	—	—	(5,231)
June 30, 2023	250,000	$250,000	11,626,670	$11,626	$121,268	$351,552	$(43,639)	$(89,356)	$601,451

January 1, 2023	250,000	$250,000	11,599,595	$11,599	$122,890	$356,685	$(43,074)	$(96,984)	$601,116
Cumulative change in accounting principle	—	—	—	—	—	(24,953)	—	—	(24,953)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	250,000	250,000	11,599,595	11,599	122,890	331,732	(43,074)	(96,984)	576,163

Net income	—	—	—	—	—	30,271	—	—	30,271
Other comprehensive loss, net	—	—	—	—	—	—	(565)	—	(565)
Issuance of restricted stock	—	—	90,023	90	(90)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(15,287)	(15)	(1,005)	—	—	—	(1,020)
Purchase of Company Stock	—	—	(47,661)	(48)	(2,812)	—	—	—	(2,860)
Stock based compensation	—	—	—	—	2,285	—	—	—	2,285
Net change fair value of ESOP shares	—	—	—	—	—	—	—	7,628	7,628
Dividends paid ($0.90 per share)	—	—	—	—	—	(10,451)	—	—	(10,451)
June 30, 2023	250,000	$250,000	11,626,670	$11,626	$121,268	$351,552	$(43,639)	$(89,356)	$601,451

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income per consolidated statements of income	$30,271	$25,804
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,439	451
Depreciation and amortization	5,008	5,051
Net loss on disposal of premises and equipment	325	44
Net gain on sales of other real estate owned	—	124
Write-downs of other real estate-owned	277	555
Deferred income tax benefit	1,137	1,489
Federal Home Loan Bank stock dividends	(488)	(8)
Common stock released by ESOP	—	1,401
Stock based compensation expense	2,285	1,736
Origination of loans held for sale	(141,964)	(166,236)
Proceeds from loans held for sale	134,161	168,300
Earnings on bank-owned life insurance	(1,326)	(1,265)
Net change in:
Accrued interest receivable and other assets	(8,282)	(3,664)
Accrued interest payable and other liabilities	892	(3,644)
Net cash from operating activities	23,735	30,138

Cash flows from investing activities:
Purchases of securities available for sale	(204,419)	(99,369)
Maturities and calls of securities available for sale	21,845	41,477
Purchases of securities held to maturity	—	—
Maturities, prepayments and calls of securities held to maturity	4,115	5,233
Net increase in loans	(265,708)	(543,140)
Purchases of premises and equipment	(12,861)	(9,517)
Proceeds from sales of premises and equipment	8	—
Proceeds from sales of other real estate owned	976	1,374
Investment in unconsolidated entities	(77)	(30)
Distributions from unconsolidated entities	483	1,753
Purchases of Federal Home Loan Bank stock	(14,776)	(1,044)
Redemptions of Federal Home Loan Bank stock	8,943	—
Cash received in excess of cash paid for acquisition	—	165,974
Net cash used in investing activities	(461,471)	(437,289)

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$(125,689)	$67,790
Money market, negotiable order of withdrawal, and savings deposits	122,379	(129,848)
Certificates of deposit	286,715	(89,920)
Proceeds from Federal Home Loan Bank advances	5,320,000	—
Payments on Federal Home Loan Bank advances	(5,098,019)	(386)
Proceeds from issuance of preferred stock	—	250,000
Proceeds from other borrowings	—	20,000
Payments on other borrowings	—	(20,000)
Payment of debt issuance costs on other borrowings	—	(25)
Cash dividends paid on common stock	(10,451)	(8,922)
Purchase of Company stock	(2,860)	(1,250)
Shares withheld to pay taxes on restricted stock vesting	(1,020)	(712)
Net cash from financing activities	491,055	86,727

Net change in cash and cash equivalents	53,319	(320,424)

Cash and cash equivalents at beginning of period	137,895	664,165

Cash and cash equivalents at end of period	$191,214	$343,741

Supplemental cash flow information:
Interest paid	$51,148	$7,374
Federal and state income tax payments	10,300	3,575
Acquisition of real estate in non-cash foreclosures	743	890
Fair value of assets acquired net of liabilities assumed	—	58,508

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

In accordance with the standard, management is not required to reassess whether PCI assets meet the criteria for PCD assets as of the date of adoption.

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

The Company performs a quarterly loss reserve calculation for municipal and corporate bonds leveraging history of defaults and recoveries as well as a baseline economic forecast. A probability of default/loss-given default approach is used, with any non-rated bonds receiving a comparable rating estimate. Losses in high grade municipals, in which the Company tends to invest, have historically been very limited. The Company has elected to exclude accrued interest from the estimate of credit losses for held-to-maturity debt securities.

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

Accounting Standards Update 2022-06 (“ASU 2022-06”), “Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848.” In December 2022, the FASB issued ASU 2022-06 which provides temporary relief during the transition period in complying with ASU 2020-04. The Board included a sunset provision within Topic 848 based on expectations of when LIBOR would cease being published. At the time that ASU 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022 - 12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which was beyond the current sunset date of Topic 848.

Effect of Recently Issued, But Not Yet Effective Accounting Standards

Accounting Standards Update 2023-02 (“ASU 2023-02”), “Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” In March 2023, the FASB issued ASU 2023-02 which allows entities to elect to account for tax equity investments using the proportional amortization method, regardless of the tax credit program from which the income tax credits are received, if certain conditions are met. ASU 2023-02 is effective for the Company for annual and interim periods beginning on January 1, 2024. The Company does not expect it to have a material impact on its consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2023	2022	2023	2022
Net income	$13,192	$16,115	$30,271	$25,804

Weighted average common shares outstanding	11,424	11,460	11,419	10,959
Diluted effect of unallocated stock	—	—	—	9
Diluted effect of stock-based awards	13	58	37	66
Diluted common shares	11,437	11,518	11,456	11,034

Basic earnings per common share	$1.15	$1.41	$2.65	$2.35
Diluted earnings per common share	$1.15	$1.40	$2.64	$2.34

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

Pursuant to the FTC Merger Agreement, holders of FTC stock received, in the aggregate, 1,444,764 shares of BancPlus common stock, with cash paid in lieu of fractional shares, and $52.7 million in cash, plus up to $10.0 million, less certain fees, costs, and expenses, that was held in escrow pursuant to the terms of a previously disclosed Indemnity and Escrow Agreement that was entered into immediately prior to the completion of the FTC Merger pending a final determination from the Internal Revenue Service as to whether FTC’s subchapter S election would be reinstated retroactively to September 23, 2020. On June 27, 2022, the Company received notice from the IRS that FTC’s subchapter S election had been reinstated. On July 7, 2022, the escrow account balance of $10.0 million, net of expenses, was paid to the former holders of FTC stock. The fair value of the common shares issued was determined based on a third-party appraisal at the date of the acquisition, as there is no active market for the Company’s stock.

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

In connection with the FTC Merger, the Company recorded a $7.8 million core deposit intangible, which will be amortized over 10 years. The Company also acquired loans with a fair value of $1.0 billion. The fair value of acquired loans at the time of acquisition is recorded as a premium or discount to the unpaid balance of each acquired loan. The net premium or discount is accreted or amortized into interest income over the remaining life of the loan. The Company recorded a net discount of $6.6 million on the acquired FTC loans, which included a credit mark discount of $15.7 million. Purchase credit deteriorated loans were insignificant. In the third quarter of 2022, the Company increased the fair value of other real estate and deferred tax assets resulting in a corresponding decrease to goodwill of $1.1 million.

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

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands, except per share data)	2022	2022
Net interest income	$49,180	$103,053
Other operating income	17,510	38,052
Net income available to common shareholders	14,385	28,309
Earnings per common share:
Basic	$1.26	$2.48
Diluted	1.25	2.46
Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2023:
U.S. Treasuries	$197,136	$45	$817	$196,364
U.S. Government agency obligations	444,078	135	32,826	411,387
Residential mortgage-backed securities	99,015	6	11,502	87,519
Commercial mortgage-backed securities	13,744	—	1,762	11,982
Asset-backed securities	7,533	91	63	7,561
Corporate investments	52,959	—	9,124	43,835
State and political subdivisions	49,753	78	2,369	47,462
Total available for sale	$864,218	$355	$58,463	$806,110

December 31, 2022:
U.S. Treasuries	$35,814	$—	$1,235	$34,579
U.S. Government agency obligations	414,251	246	35,761	378,736
Residential mortgage-backed securities	105,580	13	11,461	94,132
Commercial mortgage-backed securities	13,812	—	1,742	12,070
Asset backed securities	10,289	54	123	10,220
Corporate investments	51,000	—	4,967	46,033
State and political subdivisions	50,530	77	2,457	48,150
Total available for sale	$681,276	$390	$57,746	$623,920
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies. At June 30, 2023, the Company had no allowance for credit losses on available for sale securities.

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2023:
States and political subdivisions	$58,118	$—	$223	$57,895
Total held to maturity	$58,118	$—	$223	$57,895

December 31, 2022:
States and political subdivisions	$62,274	$—	$206	$62,068
Total held to maturity	$62,274	$—	$206	$62,068
At June 30, 2023, the Company had no allowance for credit losses on held to maturity securities.

Provided below is a summary of investment securities that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
June 30, 2023:
Available for sale:
U.S. Treasuries	$41,605	$37	$30,174	$780	$71,779	$817
U.S. Government agencies	46,851	895	342,529	31,931	389,380	32,826
Residential mortgage-backed securities	6,051	205	80,823	11,297	86,874	11,502
Commercial mortgage-backed securities	—	—	11,982	1,762	11,982	1,762
Asset backed securities	1,371	2	1,605	61	2,976	63
Corporate investments	11,507	1,451	32,328	7,673	43,835	9,124
States and political subdivisions	21,851	541	20,575	1,828	42,426	2,369
	$129,236	$3,131	$520,016	$55,332	$649,252	$58,463

Held to maturity:
States and political subdivisions	$3,795	$87	$3,750	$136	$7,545	$223
	$3,795	$87	$3,750	$136	$7,545	$223

December 31, 2022:
Available for sale:
U.S. Treasuries	$34,579	$1,235	$—	$—	$34,579	$1,235
U.S. Government agencies	78,676	4,830	285,994	30,931	364,670	35,761
Residential mortgage-backed securities	81,992	8,935	11,258	2,526	93,250	11,461
Commercial mortgage-backed securities	4,860	594	7,210	1,148	12,070	1,742
Asset backed securities	1,169	7	3,499	116	4,668	123
Corporate investments	36,958	4,042	7,076	925	44,034	4,967
States and political subdivisions	36,655	1,781	5,084	676	41,739	2,457
	$274,889	$21,424	$320,121	$36,322	$595,010	$57,746

Held to maturity:
States and political subdivisions	$9,259	$206	$—	$—	$9,259	$206
	$9,259	$206	$—	$—	$9,259	$206
The number of debt securities in an unrealized loss position decreased from 359 at December 31, 2022 to 338 at June 30, 2023. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be impaired on an other-than-temporary basis at June 30, 2023.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
June 30, 2023:
One year or less	$264,104	$261,766	$5,997	$5,978
After one through five years	370,859	343,157	44,173	44,011
After five through ten years	121,534	105,047	6,308	6,266
After ten years	107,721	96,140	1,640	1,640
	$864,218	$806,110	$58,118	$57,895

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
June 30, 2023	$153,527	$144,737	$475	$469

December 31, 2022	$492,206	$451,638	$35,734	$35,562

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings. The Company monitors the credit rating on a quarterly basis. The following table summarizes the amortized cost basis of held-to-maturity debt securities at June 30, 2023 by credit rating:

(In thousands)	June 30, 2023
State and political subdivisions held-to-maturity:
S&P: AA+, AA, AA- / Moody's: Aa1, Aa2, Aa3	$5,206
S&P: A+, A, A- / Moody's: A1, A2, A3	961
S&P: BBB+, BBB, BBB- / Moody's: Baa, Ba, B	496
Not rated	51,455
$58,118
Note 5: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	June 30, 2023	December 31, 2022
Secured by real estate:
Residential properties	$1,494,751	$1,403,974
Construction and land development	813,512	772,357
Farmland	301,778	283,832
Other commercial	2,587,757	2,467,216
Total real estate	5,197,798	4,927,379
Commercial and industrial loans	699,305	706,466
Agricultural production and other loans to farmers	92,885	80,770
Consumer and other loans	98,826	109,534
Total loans before allowance for credit losses	$6,088,814	$5,824,149
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
Loans that are 30 days or more past due based on payments received and applied to the loan are considered delinquent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that a borrower's financial condition is such that collection of interest, but not necessarily principal, is doubtful. A loan is typically placed on non-accrual when the contractual payment of principal or interest becomes 90 days past due unless the loan is well-secured and in the process of collection. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When a loan is placed on non-accrual status, any interest that is accrued, but not collected, is reversed against interest income.
Payments subsequently received on non-accrual loans are applied to principal. Interest income is recognized to the extent that cash payments are received in excess of principal due. A loan may return to accrual status when principal and interest payments are no longer past due and collectability is reasonably assured.
The following table presents the amortized cost basis of nonaccrual loans, segregated by class as of June 30, 2023.

(In thousands)	Total Nonaccrual	Nonaccrual with no Allowance for Credit Loss	Past Due 90 days or more and Accruing
Secured by real estate:
Residential properties	$2,287	$—	$1,170
Construction and land development	—	—	—
Farmland	670	—	59
Other commercial	1,725	—	1,640
Total real estate	4,682	—	2,869
Commercial and industrial loans	92	—	187
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	44
Total	$4,774	$—	$3,100

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the six months ended June 30, 2023, there were no significant changes to the collateral which secures the collateral-dependent loans, whether due to general deterioration or other reason. The following table presents the amortized cost basis of collateral-dependent loans by class and collateral type as of June 30, 2023.

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory
Secured by real estate:
Residential properties	$—	$—	$—
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	2,913	1,527	—
Total real estate	2,913	1,527	—
Commercial and industrial loans	—	—	9,015
Agricultural production and other loans to farmers	—	—	—
Consumer loans	—	—	—
Total	$2,913	$1,527	$9,015
An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
June 30, 2023
Secured by real estate:
Residential properties	$6,108	$2,086	$8,194	$1,486,557	$1,494,751
Construction and land development	526	—	526	812,986	813,512
Farmland	569	738	1,307	300,471	301,778
Other commercial	1,387	1,989	3,376	2,584,381	2,587,757
Total real estate	8,590	4,813	13,403	5,184,395	5,197,798
Commercial and industrial loans	2,815	234	3,049	696,256	699,305
Agricultural production and other loans to farmers	12	—	12	92,873	92,885
Consumer loans	324	44	368	98,458	98,826
Total	$11,741	$5,091	$16,832	$6,071,982	$6,088,814

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2022
Secured by real estate:
Residential properties	$5,869	$2,015	$7,884	$1,396,090	$1,403,974
Construction and land development	526	1,578	2,104	770,253	772,357
Farmland	566	1,391	1,957	281,875	283,832
Other commercial	1,498	774	2,272	2,464,944	2,467,216
Total real estate	8,459	5,758	14,217	4,913,162	4,927,379
Commercial and industrial loans	902	677	1,579	704,887	706,466
Agricultural production and other loans to farmers	126	—	126	80,644	80,770
Consumer loans	1,530	697	2,227	107,307	109,534
Total	$11,017	$7,132	$18,149	$5,806,000	$5,824,149
Modifications to Borrowers Experiencing Financial Difficulty – From time to time, the Company may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, interest rate reduction, term extension, other-than-significant payment delay or a combination thereof, among other things. During both of the six months ended June 30, 2023 and 2022, there were no modifications of loans to borrowers experiencing financial difficulty.

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
The following table reflects loans by credit quality indicator and origination year at June 30, 2023. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at June 30, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$160,548	$445,706	$329,396	$137,374	$55,555	$94,057	$258,322	$1,480,958
Special mention	—	—	—	—	—	—	—	—
Classified	80	1,042	2,078	2,465	1,545	5,230	1,353	13,793
Total residential real estate	$160,628	$446,748	$331,474	$139,839	$57,100	$99,287	$259,675	$1,494,751
Current period gross write offs	$—	$—	$1	$32	$—	$143	$2	$178

Construction & land development:
Pass	$25,622	$65,499	$15,339	$4,629	$7,052	$8,051	$684,876	$811,068
Special mention	—	42	—	—	—	—	—	42
Classified	—	87	9	1,003	1,259	12	32	2,402
Total construction & land development	$25,622	$65,628	$15,348	$5,632	$8,311	$8,063	$684,908	$813,512
Current period gross write offs	$—	$—	$—	$—	$—	$7	$—	$7

Farmland:
Pass	$21,223	$87,058	$33,149	$29,396	$15,514	$26,373	$86,455	$299,168
Special mention	—	—	—	—	—	—	—	—
Classified	22	153	589	118	65	1,411	252	2,610
Total farmland	$21,245	$87,211	$33,738	$29,514	$15,579	$27,784	$86,707	$301,778
Current period gross write offs	$—	$3	$2	$—	$—	$109	$—	$114

Other commercial real estate:
Pass	$126,216	$517,955	$411,413	$256,570	$123,526	$229,514	$910,237	$2,575,431
Special mention	—	—	—	—	—	—	—	—
Classified	107	1,706	2,706	557	2,557	3,485	1,208	12,326
Total other commercial real estate	$126,323	$519,661	$414,119	$257,127	$126,083	$232,999	$911,445	$2,587,757
Current period gross write offs	$—	$—	$56	$—	$—	$—	$—	$56

Commercial & industrial loans:
Pass	$63,301	$172,135	$100,616	$45,688	$30,482	$11,796	$262,844	$686,862
Special mention	—	—	—	—	—	—	—	—
Classified	49	711	95	479	139	10,569	401	12,443
Total commercial & industrial loans	$63,350	$172,846	$100,711	$46,167	$30,621	$22,365	$263,245	$699,305
Current period gross write offs	$—	$62	$52	$2	$16	$7	$178	$317

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural production & other loans to farmers:
Pass	$9,352	$10,338	$5,088	$4,140	$1,443	$739	$61,700	$92,800
Special mention	—	—	—	—	—	—	—	—
Classified	—	7	—	54	11	13	—	85
Total agricultural production & other loans to farmers	$9,352	$10,345	$5,088	$4,194	$1,454	$752	$61,700	$92,885
Current period gross write offs	$—	$5	$—	$—	$—	$—	$8	$13

Consumer & other loans:
Pass	$24,685	$24,416	$7,623	$5,517	$1,099	$493	$34,912	$98,745
Special mention	—	—	—	—	—	—	—	—
Classified	3	12	15	1	—	11	39	81
Total consumer & other loans	$24,688	$24,428	$7,638	$5,518	$1,099	$504	$34,951	$98,826
Current period gross write offs	$1,388	$111	$32	$35	$11	$9	$14	$1,600
The following table summarizes the credit quality of the Company’s loan portfolio by loan class at December 31, 2022:

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
December 31, 2022
Secured by real estate:
Residential properties	$1,391,039	$—	$12,852	$83	$1,403,974
Construction and land development	768,699	303	3,355	—	772,357
Farmland	280,522	—	3,310	—	283,832
Other commercial	2,456,708	—	10,384	124	2,467,216
Total real estate	4,896,968	303	29,901	207	4,927,379
Commercial and industrial	693,963	—	12,503	—	706,466
Agricultural production and other loans to farmers	80,524	—	246	—	80,770
Consumer and other loans	108,279	—	1,255	—	109,534
Total	$5,779,734	$303	$43,905	$207	$5,824,149
The allowance for credit loss represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The lifetime estimate also considers economic conditions. During the second quarter of 2023, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of supply chain disruptions, labor shortages, and the conflict in Ukraine. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus' allowance for credit losses.
Transactions in the allowance for credit losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$6,404	$40,494	$16,420	$1,085	$64,403
Provision for credit losses	(80)	(175)	937	104	786
Recoveries on loans	115	97	67	558	837
Loans charged off	(29)	(106)	(5)	(657)	(797)
Ending balance	$6,410	$40,310	$17,419	$1,090	$65,229

Six Months Ended June 30, 2023
Allowance for loan losses:
Beginning balance	$4,750	$26,701	$9,958	$1,466	$42,875
Impact of adopting ASU 2016-13	2,166	12,770	6,464	(656)	20,744
Provision for credit losses	(392)	804	1,050	744	2,206
Recoveries on loans	203	212	125	1,149	1,689
Loans charged off	(317)	(177)	(178)	(1,613)	(2,285)
Ending balance	$6,410	$40,310	$17,419	$1,090	$65,229

Period End Allowance Balance Allocated To:
Individually evaluated	$227	$—	$—	$—	$227
Collectively evaluated	6,183	40,310	17,419	1,090	65,002
Ending balance	$6,410	$40,310	$17,419	$1,090	$65,229

The allowance for credit losses increased for the six months ended June 30, 2023 primarily as a result of the adoption of ASU 2016-13. Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled approximately $21.5 million at June 30, 2023 and is excluded from the estimate of credit losses.

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$6,052	$26,912	$9,603	$1,671	$44,238
Provision for loan losses	(1,063)	635	146	516	234
Recoveries on loans	58	413	55	770	1,296
Loans charged off	(921)	(3)	(530)	(961)	(2,415)
Balance, end of year	$4,126	$27,957	$9,274	$1,996	$43,353

Six Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$6,556	$27,133	$9,488	$1,823	$45,000
Provision for loan losses	(1,531)	710	457	815	451
Recoveries on loans	80	554	109	1,561	2,304
Loans charged off	(979)	(440)	(780)	(2,203)	(4,402)
Ending balance	$4,126	$27,957	$9,274	$1,996	$43,353

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$132	$—	$7	$—	$139
Collectively evaluated for impairment	3,994	27,957	9,267	1,996	43,214
Ending balance	$4,126	$27,957	$9,274	$1,996	$43,353

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

A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. The Company adopted CECL in the first quarter of 2023 and has elected to utilize the three-year transition period.
The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the

Company. As of June 30, 2023, the Bank maintained a leverage ratio of more than 9.0% and, as an institution has elected to adopt the CBLR framework, the Bank was therefore well capitalized under the regulatory framework for prompt corrective action.
The following table presents actual and required capital ratios for the Company and the Bank under the CBLR and prompt corrective action regulations for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2023:
Company:
Community Bank Leverage Ratio	$733,707	10.00%	$660,411	9.00%

Bank:
Community Bank Leverage Ratio	$682,869	9.32%	$659,762	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2022:
Company:
Community Bank Leverage Ratio	$721,001	10.54%	$615,566	9.00%

Bank:
Community Bank Leverage Ratio	$636,007	9.31%	$614,973	9.00%
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

Securities – The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of June 30, 2023 or December 31, 2022. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
June 30, 2023
U.S. Treasuries	$196,364	$—	$196,364	$—
U.S. Government agency obligations	411,387	—	411,387	—
Residential mortgage-backed securities	87,519	—	87,519	—
Commercial mortgage-backed securities	11,982	—	11,982	—
Asset-backed securities	7,561	—	7,561	—
Corporate investments	43,835	—	43,835	—
State and political subdivisions	47,462	—	47,462	—
Total securities available for sale	$806,110	$—	$806,110	$—

December 31, 2022
U.S. Treasuries	$34,579	$—	$34,579	$—
U.S. Government agency obligations	378,736	—	378,736	—
Residential mortgage-backed securities	94,132	—	94,132	—
Commercial mortgage-backed securities	12,070	—	12,070	—
Asset backed securities	10,220	—	10,220	—
Corporate investments	46,033	—	46,033	—
State and political subdivisions	48,150	—	48,150	—
Total securities available for sale	$623,920	$—	$623,920	$—
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Individually evaluated loans with credit losses, net of allowance for credit losses:
June 30, 2023	$1,300	$—	$—	$1,300

Impaired loans, net of allowance for loan losses:
December 31, 2022	$26,071	$—	$—	$26,071

Other real estate owned:
June 30, 2023	$3,722	$—	$—	$3,722
December 31, 2022	$4,231	$—	$—	$4,231
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
June 30, 2023
Individually evaluated loans with credit losses, net of specific allowance	$1,300	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$3,722	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2022
Impaired loans, net of allowance for loan losses	$26,071	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$4,231	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%
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
The following table presents estimated fair values of the Company’s financial instruments not carried at fair value:

	June 30, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$191,214	$191,214	$137,895	$137,895
Level 2 inputs:
Securities held to maturity	58,118	57,895	62,274	62,068
FHLB stock	26,011	26,011	19,690	19,690
Accrued interest receivable	25,454	25,454	23,156	23,156
Level 3 inputs:
Loans held for sale	13,176	13,176	5,373	5,373
Loans, net	6,023,585	5,789,083	5,781,274	5,601,070

Financial liabilities:
Level 2 inputs:
Deposits	6,108,309	6,091,601	5,824,904	5,289,138
FHLB and other borrowings	540,065	536,993	318,084	318,079
Subordinated debentures	133,579	138,214	133,478	138,780
Accrued interest payable	5,924	5,924	2,334	2,334

Note 9: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the

Company’s Consolidated Balance Sheets and will be amortized over the life of the Notes. At June 30, 2023 and December 31, 2022, the remaining unamortized balance of these issuance costs was $999,000 and $1.1 million, respectively. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at June 30, 2023 due to the remaining purchase premium of $536,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	June 30, 2023	December 31, 2022
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month CME Term SOFR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month CME Term SOFR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month CME Term SOFR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month CME Term SOFR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month CME Term SOFR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at June 30, 2023 due to the remaining purchase discount of $3.6 million, which was established upon the merger with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, and is being amortized over the remaining life of the debentures.

Interest rates adjust quarterly for the subordinated debentures with rates that were nominally indexed with LIBOR. Following the LIBOR cessation date of June 30, 2023, the interest rate on the subordinated notes was replaced with SOFR pursuant to the Adjustable Interest Rate (LIBOR) Act.

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
The ESOP owned 1,452,950 shares of the Company's common stock at both June 30, 2023 and December 31, 2022. The ESOP can enter into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock sold by participants in accordance with diversification provisions of the ESOP. These unallocated shares would be released to participants proportionately as the loans are repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, if any, that are used to repay the loan would be treated as compensation expense. As of June 30, 2023, the ESOP had zero outstanding loans with the Company.
Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of allocated shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the Consolidated Statements of Shareholders’ Equity. The fair value of allocated shares held by the ESOP at June 30, 2023 was $89.4 million, based on the Company’s previously disclosed appraised value of $61.50 per share of common stock. The fair value at December 31, 2022 was $97.0 million, based on the Company’s previously disclosed appraised value of $66.75 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

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
Stock based compensation that has been charged against income was $2.3 million for the six months ended June 30, 2023 and $1.8 million for the same period of 2022. There were 3,186 and zero shares forfeited during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $11.7 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 3.0 years.

A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Six Months Ended
	June 30, 2023		June 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	184,284	$59.36	144,572	$51.56
Granted	93,209	66.66	95,768	68.25
Vested	(68,204)	58.32	(54,537)	53.34
Forfeited	(3,186)	61.13	—	—
End of period	206,103	$62.98	185,803	$59.64

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

The following discussion and analysis of BancPlus’ financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained in Item 1 of this Quarterly Report on Form 10-Q.

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
•the impacts related to or resulting from bank failures and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions;
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
•natural disasters, climate change, adverse weather, public health crises, acts of terrorism, outbreaks of hostilities, civil unrest or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Its wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of June 30, 2023, we operated 95 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of June 30, 2023, BancPlus held $6.108 billion of total deposits, and our deposit base consisted of 94.4% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 0.94%. Our loan portfolio was comprised of 73.8% commercial loans and 26.2% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2022, and we believe we are well-positioned for future growth.
June 30, 2023 Highlights

•Net income for the six months ended June 30, 2023 was $30.3 million, compared with $25.8 million for the same period of 2022
•Diluted earnings per share for the six months ended June 30, 2023 were $2.64, compared with $2.34 for the same period of 2022
•Net interest income was $115.7 million for the six months ended June 30, 2023, compared with $95.6 million for the same period of 2022
•Total loans held for investment were $6.089 billion at June 30, 2023, compared with $5.824 billion at December 31, 2022
Recent Developments

The failures of Silicon Valley Bank, Santa Clara, California, Signature Bank, New York, New York, and First Republic Bank, San Francisco, California in March and May, 2023, may lead to regulatory changes and initiatives that could impact BancPlus. For example, President Biden has encouraged the federal banking agencies to adopt various reforms, including the completion of an incentive compensation rule for bank executives pursuant to Section 956 of the Dodd-Frank Act, in response to these bank failures.

On April 28, 2023, the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”) issued reports on the failures of Silicon Valley Bank and Signature Bank, respectively, identifying potential causes that the federal banking agencies may seek to address through changes to their supervisory and regulatory policies. Additionally, agency officials, including the Vice Chair for Supervision of the Board of Governors of the Federal Reserve System, have called for changes to the manner in which banks’ capital, interest rate, and liquidity risks are supervised and regulated. The extent of final actions to be taken by the regulatory agencies in response to these bank failures, including the potential changes discussed by the Vice Chair or highlighted in the Federal Reserve and FDIC reports, remains unclear.

FDIC Special Assessment

On May 11, 2023, the FDIC published a proposed rule that would impose a special deposit insurance assessment on insured depository institutions in order to recover losses that the FDIC's Deposit Insurance Fund (the “DIF”) has incurred in the receiverships of Silicon Valley Bank and Signature Bank. The proposed rule would require the payment of the special assessment over eight quarterly assessment periods beginning the first quarter of 2024, subject to adjustments if the total amount collected is insufficient to cover the DIF’s costs. Each quarterly special assessment would be equal to 3.13 basis points (0.0313%) of the amount of an institution’s estimated uninsured deposits that exceeded $5 billion as of December 31, 2022. As of December 31, 2022, BankPlus’s estimated amount of uninsured deposits was approximately $1.5 billion.

Small Business Lending Data Collection Rule

On March 30, 2023, the Consumer Financial Protection Bureau (the “CFPB”) finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. BancPlus is evaluating the impact of the new rule. The rule is scheduled to take effect on August 29, 2023, and requires compliance by October 1, 2024, April 1, 2025, or January 1, 2026, depending on the number of covered small business loans that a covered lender originates.

On July 31, 2023, the U.S. District Court for the Southern District of Texas enjoined the CFPB from implementing and enforcing the rule with respect to American Bankers Association members, which include the Company, pending the U.S. Supreme Court's consideration of the constitutionality of the CFPB’s funding structure in a separate case.

Third Party Risk Management Guidance

On June 6, 2023, the FDIC, the Federal Reserve and the OCC issued final guidance providing sound principles that support a risk-based approach to third-party risk management. BancPlus is evaluating the impact of this guidance on its practices.

Results of Operations
The following discussion of BancPlus’ results of operations compares the three and six months ended June 30, 2023 to the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or for any other period.
Net Income

Net income for the three months ended June 30, 2023 and 2022 was $13.2 million and $16.1 million, respectively. BancPlus’ annualized return on average assets for the three months ended June 30, 2023 and 2022 was 0.72% and 1.00%, respectively. BancPlus’ annualized return on average equity for the three months ended June 30, 2023 and 2022 was 7.63% and 13.99%, respectively. Net income for the six months ended June 30, 2023 and 2022 was $30.3 million and $25.8 million, respectively. BancPlus’ annualized return on average assets for the six months ended June 30, 2023 and 2022 was 0.85% and 0.86%, respectively. BancPlus’ annualized return on average equity for the six months ended June 30, 2023 and 2022 was 8.87% and 11.94%, respectively.

The decrease in net income and return on average assets and equity for the three months ended June 30, 2023 compared to the same period of 2022 was primarily the result of decreased other operating income and increased other operating expenses in the current year period as well as increases in average assets and equity as a result of organic loan and deposit growth.

The increase in net income for the six months ended June 30, 2023 compared to the same period of 2022 was primarily the result of increased net interest income from our previously disclosed merger with FTC, in which BancPlus acquired FTC (the “FTC Merger”), as well as the rising interest rate environment seen in the current year period. The decreases in return metrics was primarily the result of increases in average assets and equity as a result of organic loan and deposit growth and the FTC Merger.

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

For the three months ended June 30, 2023, interest income was $89.7 million, an increase of $32.6 million, or 57.0%, compared to interest income of $57.1 million for the three months ended June 30, 2022. The increase in interest income for the three months ended June 30, 2023 compared to the same period of 2022 was primarily the result of higher interest rates in the current year period as well as increased interest-earning assets as a result of organic loan growth.

For the six months ended June 30, 2023, interest income was $170.4 million, an increase of $67.4 million, or 65.4%, compared to interest income of $103.0 million for the six months ended June 30, 2022. The increase in interest income for the six months ended June 30, 2023 compared to the same period of 2022 was primarily the result of higher interest rates in the current year period as well as increased interest-earning assets as a result of organic loan growth and the FTC Merger.

For the three months ended June 30, 2023, interest expense was $32.1 million, an increase of $27.9 million, or 656.3%, compared to interest expense of $4.2 million for the three months ended June 30, 2022. The increase in interest expense for the three months ended June 30, 2023 compared to the same period of 2022 was primarily the result of higher interest rates in the current year period.

For the six months ended June 30, 2023, interest expense was $54.7 million, an increase of $47.3 million, or 637.2%, compared to $7.4 million for the six months ended June 30, 2022. The increase in interest expense for the six months ended June 30, 2023 compared to the same period of 2022 was primarily the result of higher interest rates in the current year period as well as increased interest-bearing liabilities as a result of the FTC Merger.

For the three months ended June 30, 2023, net interest income was $57.5 million, an increase of $4.7 million, or 8.9%, compared to net interest income of $52.8 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, net interest income was $115.7 million, an increase of $20.1 million, or 21.0%, compared to net interest income of $95.6 million for the six months ended June 30, 2022.

Net interest margin for the three months ended June 30, 2023 decreased 17 basis points to 3.34% from 3.51% for the same period of 2022, primarily as a result of the rising interest rate environment seen in the current year as rates on interest-bearing liabilities rose faster than yields on interest-earning assets in the current quarter. Net interest margin for the six months ended June 30, 2023 increased 5 basis points to 3.42% from 3.37% for the same period of 2022, primarily as a result of the rising interest rate environment seen in the current year period.

Our year to date average interest-earning assets at June 30, 2023 increased $1.10 billion, or 19.33%, to $6.76 billion from $5.67 billion at June 30, 2022. BancPlus’ average interest-bearing liabilities at June 30, 2023 increased $1.04 billion, or 27.01%, to $4.89 billion from $3.85 billion at June 30, 2022. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to organic loan and deposit growth and the FTC Merger. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 138.2% and 147.1% at June 30, 2023 and 2022, respectively.
BancPlus’ average interest-earning assets produced a tax-equivalent yield of 5.20% and 5.04% for the three and six months ended June 30, 2023, compared to 3.79% and 3.64% for the three and six months ended June 30, 2022, respectively. The average rate paid on interest-bearing liabilities was 2.54% and 2.24% for the three and six months ended June 30, 2023, compared to 0.42% and 0.39% for the three and six months ended June 30, 2022, respectively. The year-over-year changes in yields reflects the rising interest rate environment seen in the current year period.
Average Balances and Yields
The following tables show, for the three and six months ended June 30, 2023 and 2022, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$39,710	$504	5.08%	$373,249	$469	0.50%
	39,710	504	5.08%	373,249	469	0.50%
Investment securities:
Taxable investment securities	743,930	4,403	2.37%	626,928	2,502	1.60%
Tax-exempt investment securities	61,193	364	2.38%	68,614	401	2.34%
Total securities	805,123	4,767	2.37%	695,542	2,903	1.67%
Loans (1)	6,022,376	84,117	5.59%	4,945,036	53,712	4.34%
Federal Home Loan Bank (“FHLB”) stock	24,715	274	4.43%	6,592	8	0.49%
Total interest-earning assets	6,891,924	89,662	5.20%	6,020,419	57,092	3.79%
Noninterest-earning assets	447,005			418,532
Total assets	$7,338,929			$6,438,951

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,512,195	$3,945	1.04%	$1,578,774	$1,118	0.28%
Savings and money market deposits	2,008,480	14,236	2.84%	1,456,402	577	0.16%
Time deposits	946,001	6,183	2.61%	845,637	667	0.32%
Federal funds purchased	242	1	1.65%	—	—	—%
FHLB advances	447,923	5,567	4.97%	20,669	77	1.49%
Other borrowings	49	12	97.96%	18,221	205	4.50%
Subordinated debentures	133,536	2,176	6.52%	133,344	1,603	4.81%
Total interest-bearing liabilities	5,048,426	32,120	2.54%	4,053,047	4,247	0.42%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,520,136			1,867,843
Other noninterest-bearing liabilities	76,442			56,162
Total noninterest-bearing liabilities	1,596,578			1,924,005
Shareholders’ equity (6)	693,925			461,899
Total liabilities and shareholders’ equity	$7,338,929			$6,438,951
Net interest income/net interest margin (2)		57,542	3.34%		52,845	3.51%
Net interest spread (5)			2.66%			3.37%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		117			129
Net interest income/net interest margin (2)		$57,659	3.35%		$52,974	3.52%
_______________________________
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
(4)Yields and rates are annualized.
(5)Net interest spread is the yield on BancPlus’ total interest-earning assets less the yield on its interest-bearing liabilities.
(6)Includes BancPlus Corporation Employee Stock Ownership Plan-owned shares.

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$35,694	$861	4.82%	$475,185	$696	0.29%
	35,694	861	4.82%	475,185	696	0.29%
Investment securities:
Taxable investment securities	689,937	7,469	2.17%	628,061	4,809	1.53%
Tax-exempt investment securities	62,658	744	2.37%	70,513	821	2.33%
Total securities	752,595	8,213	2.18%	698,574	5,630	1.61%
Loans (1)	5,952,466	160,864	5.40%	4,489,556	96,699	4.31%
Federal Home Loan Bank (“FHLB”) stock	23,753	495	4.17%	5,539	12	0.43%
Total interest-earning assets	6,764,508	170,433	5.04%	5,668,854	103,037	3.64%
Noninterest-earning assets	448,002			382,490
Total assets	$7,212,510			$6,051,344

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,584,138	$7,169	0.91%	$1,584,432	$1,830	0.23%
Savings and money market deposits	1,934,851	24,814	2.56%	1,328,864	888	0.13%
Time deposits	878,776	9,541	2.17%	780,399	1,321	0.34%
Federal funds purchased	3,310	80	4.83%	—	—	—%
FHLB advances	359,050	8,782	4.89%	20,577	153	1.49%
Other borrowings	467	25	10.71%	12,692	270	4.25%
Subordinated debentures	133,510	4,327	6.48%	126,224	2,963	4.69%
Total interest-bearing liabilities	4,894,102	54,738	2.24%	3,853,188	7,425	0.39%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,552,818			1,707,538
Other noninterest-bearing liabilities	77,542			54,933
Total noninterest-bearing liabilities	1,630,360			1,762,471
Shareholders’ equity (6)	688,048			435,685
Total liabilities and shareholders’ equity	$7,212,510			$6,051,344
Net interest income/net interest margin (2)		115,695	3.42%		95,612	3.37%
Net interest spread (5)			2.80%			3.25%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		240			264
Net interest income/net interest margin (2)		$115,935	3.43%		$95,876	3.38%
_______________________________
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

	Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$(4,233)	$4,268	$35
Investment securities:
Taxable investment securities	692	1,209	1,901
Tax-exempt investment securities	(44)	7	(37)
Total securities	648	1,216	1,864
Loans, net	15,047	15,358	30,405
Federal Home Loan Bank stock	201	65	266
Total interest-earning assets	$11,663	$20,907	$32,570

Interest-bearing liabilities:
Interest-bearing transaction deposits	$(174)	$3,001	$2,827
Savings and money market deposits	3,913	9,746	13,659
Time deposits	656	4,860	5,516
Federal funds purchased	1	—	1
FHLB advances	5,310	180	5,490
Other borrowings	(4,450)	4,257	(193)
Subordinated debentures	3	570	573
Total interest-bearing liabilities	$5,259	$22,614	$27,873
Net interest income	$6,404	$(1,707)	$4,697

	Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$(10,601)	$10,766	$165
Investment securities:
Taxable investment securities	670	1,990	2,660
Tax-exempt investment securities	(93)	16	(77)
Total securities	577	2,006	2,583
Loans, net	39,535	24,630	64,165
Federal Home Loan Bank stock	380	103	483
Total interest-earning assets	$29,891	$37,505	$67,396

Interest-bearing liabilities:
Interest-bearing transaction deposits	$(1)	$5,340	$5,339
Savings and money market deposits	7,772	16,154	23,926
Time deposits	1,068	7,152	8,220
Federal funds purchased	80	—	80
FHLB advances	8,279	350	8,629
Other borrowings	(654)	409	(245)
Subordinated debentures	236	1,128	1,364
Total interest-bearing liabilities	$16,780	$30,533	$47,313
Net interest income	$13,111	$6,972	$20,083

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

For the three months ended June 30, 2023, the provision for credit losses was $916,000, compared to $234,000 for the same period of 2022, an increase of $682,000, or 291.5%. For the six months ended June 30, 2023, the provision for credit losses was $1.4 million, compared to $451,000 for the same period of 2022, an increase of $988,000, or 219.1%. The increase was primarily attributable to increased loan balances resulting from organic loan growth in both the quarter and year to date periods with the FTC Merger also impacting the year to date period.

Noninterest Income

Noninterest income consists of: (i) service charges on deposit accounts; (ii) mortgage origination income; (iii) debit card interchange fees; (iv) income from fiduciary activities; (v) ATM income; (vi) brokerage and insurance fees and commissions, (vii) life insurance income, (viii) CDFI grants, and (ix) other noninterest income.

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

Noninterest income decreased $3.7 million, or 19.95%, to $15.0 million for the three months ended June 30, 2023 compared to $18.7 million for the same period of 2022, primarily due to decreases in service charges on deposit accounts and mortgage origination income.

The following table presents the major components of noninterest income for three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$5,750	$7,701	$(1,951)	(25.3)%
Mortgage origination income	1,266	2,304	(1,038)	(45.1)%
Debit card interchange	2,609	2,748	(139)	(5.1)%
Income from fiduciary activities	2,009	2,032	(23)	(1.1)%
ATM income	1,499	1,580	(81)	(5.1)%
Brokerage and insurance fees and commissions	592	635	(43)	(6.8)%
Life insurance income	670	638	32	5.0%
CDFI grants	—	171	(171)	(100.0)%
Other income	599	922	(323)	(35.0)%
Total	$14,994	$18,731	$(3,737)	(20.0)%

Service charges on deposit accounts decreased $2.0 million, or 25.3%, to $5.8 million for the three months ended June 30, 2023, compared to $7.7 million for the same period of 2022. The decrease was primarily the result of lower non-sufficient funds fees in the current year period.

Mortgage origination income decreased $1.0 million, or 45.1%, to $1.3 million for the three months ended June 30, 2023, compared to $2.3 million for the same period of 2022. The decrease was primarily the result of decreased mortgage origination activity as refinancing activity has slowed in the current higher interest rate environment.

Noninterest income decreased $5.9 million, or 16.0%, to $30.8 million for the six months ended June 30, 2023 compared to $36.7 million for the same period of 2022, primarily due to decreases in service charges on deposit accounts, mortgage origination income and other income.

The following table presents the major components of noninterest income for six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$12,416	$14,493	$(2,077)	(14.3)%
Mortgage origination income	1,953	4,542	(2,589)	(57.0)%
Debit card interchange	5,175	5,176	(1)	—%
Income from fiduciary activities	3,915	4,050	(135)	(3.3)%
ATM income	2,973	3,056	(83)	(2.7)%
Brokerage and insurance fees and commissions	1,229	1,333	(104)	(7.8)%
Life insurance income	1,326	1,265	61	4.8%
CDFI grants	—	171	(171)	(100.0)%
Other income	1,846	2,610	(764)	(29.3)%
Total	$30,833	$36,696	$(5,863)	(16.0)%

Service charges on deposit accounts decreased $2.1 million, or 14.3%, to $12.4 million for the six months ended June 30, 2023, compared to $14.5 million for the same period of 2022. The decrease was primarily the result of lower non-sufficient funds fees in the current year period.

Mortgage origination income decreased $2.6 million, or 57.0%, to $2.0 million for the six months ended June 30, 2023, compared to $4.5 million for the same period of 2022. The decrease was primarily the result of decreased mortgage origination activity as refinancing activity has slowed in the current higher interest rate environment.

Other income decreased $764,000, or 29.3%, to $1.8 million for the six months ended June 30, 2023, compared to $2.6 million for the same period of 2022. The decrease was primarily the result of decreases in personalized check sales, rental income and other miscellaneous income.

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

For the three months ended June 30, 2023, noninterest expense totaled $55.2 million, an increase of $4.2 million, or 8.3%, from $51.0 million for the three months ended June 30, 2022, primarily due to increases in salaries and employee benefits expenses, other expenses, and marketing and promotional expenses.

The following table presents the major components of noninterest expense for the three months ended June 30, 2023 compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$32,609	$29,805	$2,804	9.4%
Net occupancy expenses	4,738	4,891	(153)	(3.1)%
Furniture, equipment and data processing expenses	7,270	7,670	(400)	(5.2)%
Marketing and promotional expenses	2,000	1,244	756	60.8%
Other real estate expenses and losses	315	310	5	1.6%
Professional fees	1,043	1,135	(92)	(8.1)%
Other expenses	7,270	5,960	1,310	22.0%
Total	$55,245	$51,015	$4,230	8.3%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 59.0% and 58.4% of total noninterest expense for the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023, salaries and employee benefits expense increased $2.8 million, or 9.4%, to $32.6 million, compared to $29.8 million for the same period of 2022. The increase in salaries and employee benefits expense was primarily due to normal annual salary increases and related expenses as well as increased benefits expense.

Other expenses increased $1.3 million, or 22.0%, to $7.3 million for the three months ended June 30, 2023, compared to $6.0 million for the same period of 2022. The increase was primarily attributable to increases in FDIC assessments and Louisiana shares tax, as well as an increase in loss on disposal of fixed assets in the current year period.

Marketing and promotional expenses increased $756,000, or 60.8%, to $2.0 million for the three months ended June 30, 2023, compared to $1.2 million for the same period of 2022. The increase was primarily attributable to expanded marketing campaigns in new and existing markets.

For the six months ended June 30, 2023, noninterest expense totaled $106.9 million, an increase of $7.8 million, or 7.9%, from $99.1 million for the six months ended June 30, 2022, primarily due to increases in salaries and employee benefits expenses, other expenses, and marketing and promotional expenses, partially offset by decreases in professional fees and other real estate expenses and losses.

The following table presents the major components of noninterest expense for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$63,600	$55,650	$7,950	14.3%
Net occupancy expenses	9,210	9,007	203	2.3%
Furniture, equipment and data processing expenses	14,586	14,286	300	2.1%
Marketing and promotional expenses	3,537	2,352	1,185	50.4%
Other real estate expenses and losses	371	1,043	(672)	(64.4)%
Professional fees	1,906	5,794	(3,888)	(67.1)%
Other expenses	13,677	10,953	2,724	24.9%
Total	$106,887	$99,085	$7,802	7.9%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 59.5% and 56.2% of total noninterest expense for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, salaries and employee benefits expense increased $8.0 million, or 14.3%, to $63.6 million, compared to $55.7 million for the six months ended June 30, 2022. The increase in salaries and employee benefits expense was primarily due the FTC Merger as well as to normal annual salary increases for employees and related expenses.

Other expenses increased $2.7 million, or 24.9%, to $13.7 million for the six months ended June 30, 2023, compared to $11.0 million for the same period of 2022. The increase was primarily attributable to increases in amortization of intangible assets and Louisiana shares tax resulting from the FTC Merger, as well as increases in FDIC assessments, fees and commissions expense and loss on disposal of fixed assets in the current year period.

Marketing and promotional expenses increased $1.2 million, or 50.4%, to $3.5 million for the six months ended June 30, 2023, compared to $2.4 million for the same period of 2022. The increase was primarily attributable to expanded marketing campaigns in new and existing markets.

Professional fees decreased $3.9 million, or 67.1%, to $1.9 million for the six months ended June 30, 2023, compared to $5.8 million for the same period of 2022. The decrease was primarily the result of advisory fees as well as increased legal and accounting expenses in the prior year in connection with the FTC Merger.

Other real estate expenses and losses decreased $672,000, or 64.4%, to $371,000 for the six months ended June 30, 2023, compared to $1.0 million for the same period of 2022. The decrease was primarily related to increases in write downs on other real estate owned in the prior year period.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $3.2 million for the three months ended June 30, 2023, compared to $4.2 million for the same period of 2022, a decrease of $1.0 million, or 24.4%. BancPlus’ effective tax rate for the three months ended June 30, 2023 was 19.4%, compared to 20.7% for the same period of 2022.

The decrease in the effective tax rate and income tax expense for the three months ended June 30, 2023 compared with the same period of 2022 was the result of non-deductible expenses related to the FTC Merger in the prior year period.

BancPlus recorded income tax expense of $7.9 million for the six months ended June 30, 2023, compared to $7.0 million for the same period of 2022, an increase of $1.0 million, or 13.8%. BancPlus’ effective tax rate for the six months ended June 30, 2023 was 20.8%, compared to 21.3% for the same period of 2022.

The decrease in the effective tax rate for the six months ended June 30, 2023 compared with the same period of 2022 was the result of non-deductible expenses related to the FTC Merger in the prior year period.

The increase in income tax expense for the six months ended June 30, 2023, compared to the same periods of 2022, was primarily the result of higher income before taxes in the current year to date period.

Financial Condition

The following discussion compares BancPlus’ financial condition as of June 30, 2023 to December 31, 2022.

Assets

Total assets increased $0.51 billion, or 7.2%, to $7.54 billion at June 30, 2023 over total assets of $7.03 billion at December 31, 2022. Total cash and cash equivalents increased $53.3 million, or 38.7%, to $191.2 million at June 30, 2023, compared to $137.9 million at December 31, 2022, primarily due to increases in deposits and proceeds from Federal Home Loan Bank advances, partially offset by an increase in cash outflow for investments and loans made during the period. Total loans held for investment increased $0.26 billion, or 4.5%, to $6.09 billion at June 30, 2023, compared to $5.82 billion at December 31, 2022 as a result of organic loan growth. Investment securities increased $178.0 million, or 25.9%, from $686.2 million at December 31, 2022 to $864.2 million at June 30, 2023 primarily as a result of increases in BancPlus’ portfolio of U.S. Government agency obligations.
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

As of June 30, 2023, 6.7% of BancPlus’ investment securities portfolio was classified as held to maturity and 93.3% was classified as available for sale. As of December 31, 2022, 9.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 90.9% was classified as available for sale. Securities available for sale increased $182.2 million, or 29.2%, from $623.9 million at December 31, 2022 to $806.1 million at June 30, 2023 primarily as a result of increases in BancPlus’ portfolio of U.S. Government agency obligations.

At June 30, 2023, U.S. government agency obligations represented 47.6%, mortgage-backed securities represented 11.5%, municipal securities represented 12.2%, corporate investments represented 5.1%, U.S. Treasuries represented 22.7% and asset-backed securities represented 0.9% of BancPlus’ investment securities portfolio. At December 31, 2022, U.S. government agency obligations represented 55.2%, mortgage-backed securities represented 15.5%, municipal securities represented 16.1%, corporate investments represented 6.7% and asset-backed securities represented 1.5% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$58,118	6.72%	$62,274	9.08%
Total held-to-maturity	58,118	6.72%	62,274	9.08%

Available for Sale:
(At fair value)
U.S. Treasuries	196,364	22.72%	34,579	5.04%
U.S. Government agency obligations	411,387	47.60%	378,736	55.19%
Issued by states and political subdivisions	47,462	5.49%	48,150	7.02%
Mortgage-backed securities:
Residential	87,519	10.13%	94,132	13.72%
Commercial	11,982	1.39%	12,070	1.76%
Asset-backed securities	7,561	0.87%	10,220	1.49%
Corporate investments	43,835	5.07%	46,033	6.71%
Total available for sale	806,110	93.28%	623,920	90.92%

Total investment securities	$864,228	100.00%	$686,194	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using a tax rate of 21%.

	Maturity as of June 30, 2023
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$5,997	2.70%	$44,173	2.46%	$6,308	3.62%	$1,640	4.28%
Total held to maturity	5,997	2.70%	44,173	2.46%	6,308	3.62%	1,640	4.28%

Available for sale:
U.S. Treasuries	176,673	4.59%	19,691	4.28%	—	—%	—	—%
U.S. Government agency obligations	82,173	0.56%	286,691	1.39%	40,289	1.97%	2,234	6.61%
Issued by states and political subdivisions	2,920	3.46%	24,508	2.78%	16,882	3.11%	3,152	4.02%
Mortgage-backed securities:
Residential	—	—%	1,876	1.82%	3,482	2.51%	82,161	2.56%
Commercial	—	—%	9,030	1.52%	2,630	1.58%	322	2.51%
Asset-backed securities	—	—%	—	—%	—	—%	7,561	6.55%
Corporate investments	—	—%	1,361	5.94%	41,764	4.26%	710	4.50%
Total available for sale	261,766	3.31%	343,157	1.68%	105,047	3.07%	96,140	3.03%

Total investment securities	$267,763	3.30%	$387,330	1.77%	$111,355	3.10%	$97,780	3.05%

	Maturity as of December 31, 2022
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$6,961	2.71%	$47,221	2.53%	$6,452	3.77%	$1,640	4.39%
Total held to maturity	6,961	2.71%	47,221	2.53%	6,452	3.77%	1,640	4.39%

Available for sale:
U.S. Treasuries	25,302	1.35%	9,277	1.24%	—	—%	—	—%
U.S. Government agency obligations	57,051	0.57%	259,397	1.02%	59,604	1.38%	2,684	4.79%
Issued by states and political subdivisions	3,391	2.72%	22,436	2.96%	19,230	3.19%	3,093	3.62%
Mortgage-backed securities:
Residential	—	—%	386	1.48%	5,691	2.29%	88,056	2.54%
Commercial	—	—%	9,082	1.52%	2,637	1.58%	350	2.56%
Asset-backed securities	—	—%	—	—%	—	—%	10,220	5.57%
Corporate investments	—	—%	437	2.75%	42,767	4.12%	2,829	6.33%
Total available for sale	85,744	0.89%	301,015	1.19%	129,929	2.59%	107,232	3.02%

Total investment securities	$92,705	1.02%	$348,236	1.37%	$136,381	2.65%	$108,872	3.04%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of June 30, 2023		As of December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$1,494,751	24.55%	$1,403,974	24.11%
Construction and land development	813,512	13.36%	772,357	13.26%
Farmland	301,778	4.96%	283,832	4.87%
Other commercial	2,587,757	42.49%	2,467,216	42.36%
Total real estate	5,197,798	85.36%	4,927,379	84.60%
Commercial and industrial	699,305	11.49%	706,466	12.13%
Agricultural production and other loans to farmers	92,885	1.53%	80,770	1.39%
Consumer and other	98,826	1.62%	109,534	1.88%
Total loans, gross	6,088,814	100.00%	5,824,149	100.00%
Allowance for credit losses	(65,229)		(42,875)
Total loans, net	$6,023,585		$5,781,274

Our loan portfolio was comprised of 73.8% commercial loans and 26.2% consumer loans as of June 30, 2023, compared to 76.4% commercial loans and 23.6% consumer loans as of December 31, 2022. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.
As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At June 30, 2023, BancPlus’ loan portfolio included $498.3 million of loan participations purchased, or 8.18% of total loans, which included $298.7 million of shared national credits. At December 31, 2022, BancPlus’ loan portfolio included $471.3 million of loan participations purchased, or 8.09% of total loans, which included $274.4 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of June 30, 2023
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$153,411	$451,976	$489,698	$399,666	$1,494,751
Construction and land development	333,889	351,823	113,583	14,217	813,512
Farmland	46,862	117,973	107,038	29,905	301,778
Other commercial	301,991	1,607,785	468,921	209,060	2,587,757
Total real estate	836,153	2,529,557	1,179,240	652,848	5,197,798
Commercial and industrial	125,961	501,922	71,422	—	699,305
Agricultural production and other loans to farmers	46,877	45,556	452	—	92,885
Consumer and other loans	23,991	69,270	5,546	19	98,826
Total loans	$1,032,982	$3,146,305	$1,256,660	$652,867	$6,088,814

	As of December 31, 2022
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$149,146	$401,119	$497,926	$355,783	$1,403,974
Construction and land development	272,454	379,245	104,632	16,026	772,357
Farmland	46,925	114,854	96,937	25,116	283,832
Other commercial	254,430	1,504,253	487,890	220,643	2,467,216
Total real estate	722,955	2,399,471	1,187,385	617,568	4,927,379
Commercial and industrial	151,895	451,261	103,310	—	706,466
Agricultural production and other loans to farmers	40,558	39,665	547	—	80,770
Consumer and other loans	39,667	64,715	5,138	14	109,534
Total loans	$955,075	$2,955,112	$1,296,380	$617,582	$5,824,149

	As of June 30, 2023
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,190,415	$304,336	$1,494,751
Construction and land development	450,384	363,128	813,512
Farmland	184,134	117,644	301,778
Other commercial	1,862,123	725,634	2,587,757
Total real estate	3,687,056	1,510,742	5,197,798
Commercial and industrial	328,200	371,105	699,305
Agricultural production and other loans to farmers	48,357	44,528	92,885
Consumer and other loans	63,701	35,125	98,826
Total loans	$4,127,314	$1,961,500	$6,088,814

	As of December 31, 2022
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,115,571	$288,403	$1,403,974
Construction and land development	413,291	359,066	772,357
Farmland	181,973	101,859	283,832
Other commercial	1,748,802	718,414	2,467,216
Total real estate	3,459,637	1,467,742	4,927,379
Commercial and industrial	316,909	389,557	706,466
Agricultural production and other loans to farmers	44,941	35,829	80,770
Consumer and other loans	78,411	31,123	109,534
Total loans	$3,899,898	$1,924,251	$5,824,149

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At June 30, 2023, BancPlus had total off-balance sheet commitments of $1.484 billion. At June 30, 2023, BancPlus had an allowance for credit loss on off-balance sheet commitments of $11.7 million.

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of June 30, 2023
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,480,958	$—	$13,777	$16	$1,494,751
Construction and land development	811,068	42	2,402	—	813,512
Farmland	299,168	—	2,610	—	301,778
Other commercial	2,575,431	—	12,326	—	2,587,757
Total real estate	5,166,625	42	31,115	16	5,197,798
Commercial and industrial	686,862	—	10,852	1,591	699,305
Agricultural production and other loans to farmers	92,800	—	85	—	92,885
Consumer and other	98,745	—	81	—	98,826
Total	$6,045,032	$42	$42,133	$1,607	$6,088,814

	As of December 31, 2022
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,391,039	$—	$12,852	$83	$1,403,974
Construction and land development	768,699	303	3,355	—	772,357
Farmland	280,522	—	3,310	—	283,832
Other commercial	2,456,708	—	10,384	124	2,467,216
Total real estate	4,896,968	303	29,901	207	4,927,379
Commercial and industrial	693,963	—	12,503	—	706,466
Agricultural production and other loans to farmers	80,524	—	246	—	80,770
Consumer and other	108,279	—	1,255	—	109,534
Total	$5,779,734	$303	$43,905	$207	$5,824,149

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans that are 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans:
Real estate loans:
Residential properties	$2,287	$2,726
Construction and land development	—	24
Farmland	670	960
Other commercial	1,725	1,215
Total real estate	4,682	4,925
Commercial and industrial	92	192
Agricultural production and other loans to farmers	—	155
Consumer and other	—	—
Total nonaccrual loans	4,774	5,272

90+ days past due and accruing:
Real estate loans:
Residential properties	1,170	1,079
Construction and land development	—	1,578
Farmland	59	427
Other commercial	1,640	216
Total real estate	2,869	3,300
Commercial and industrial	187	545
Agricultural production and other loans to farmers	—	—
Consumer and other	44	697
Total 90+ days past due and accruing	3,100	4,542
Total nonperforming loans	7,874	9,814
Plus: foreclosed assets	3,722	4,231
Total nonperforming assets	$11,596	$14,045

Nonaccrual loans to total loans	0.08%	0.09%
Nonperforming loans to total loans	0.13%	0.17%
Nonperforming assets to total assets	0.15%	0.20%
Allowance for credit losses to nonaccrual loans	1366.34%	813.26%

Total nonperforming assets decreased by $2.4 million, or 17.4%, from $14.0 million at December 31, 2022 to $11.6 million at June 30, 2023, primarily the result of collections in the current year to date period on loans there were 90+ days past due at December 31, 2022. This decrease in nonperforming loans for the period ended June 30, 2023 resulted in corresponding decreases in the ratios for nonperforming loans to total loans and nonperforming assets to total assets, as well as the increase in the ratio of allowance for credit losses to nonaccrual loans.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. BancPlus has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest that is accrued but not collected is reversed against interest income. Generally, payments received on nonaccrual loans are applied directly to principal.

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

Expected credit losses are estimated over the contractual term of each loan taking into consideration expected prepayments. The contractual term excludes expected extensions, renewals, and modifications. Also included in the allowance for credit losses are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative method or the economic assumptions described above. For example, factors that the Company considers include the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and non-accrual loans and current business conditions.

These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the second quarter of 2023, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of supply chain disruptions, labor shortages, and the conflict in Ukraine. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for credit losses.

The allowance for credit losses was $65.2 million and $42.9 million, and the allowance for credit losses as a percentage of loans was 1.07% and 0.74%, at June 30, 2023 and December 31, 2022, respectively. Net charge-offs totaled $596,000 and $2.1 million for the six months ended June 30, 2023 and 2022, respectively. The variance was primarily the result of a decrease in charge-offs on agricultural production and other loans to farmers and residential properties partially offset by an increase in charge-offs on consumer and other loans in the current year.

The allowance for credit losses increased by $22.4 million, or 52.1%, to $65.2 million at June 30, 2023, from $42.9 million at December 31, 2022, primarily due to the adoption of ASU 2016-13.

The following is a summary of the activity in the allowance for credit loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	June 30, 2023	June 30, 2022

Balance, beginning of period	$42,875	$45,000
Impact of adopting ASU 2016-13	20,744	—
Charge-offs:
Residential properties	178	780
Construction and land development	7	1
Farmland	114	120
Other commercial	56	319
Total real estate	355	1,220
Commercial and industrial	317	979
Agricultural production and other loans to farmers	13	1,871
Consumer and other	1,600	332
Total charge-offs	2,285	4,402
Recoveries:
Residential properties	125	109
Construction and land development	8	446
Farmland	92	11
Other commercial	112	97
Total real estate	337	663
Commercial and industrial	203	80
Agricultural production and other loans to farmers	2	1,302
Consumer and other	1,147	259
Total recoveries	1,689	2,304
Net charge-offs (recoveries)	596	2,098
Provision for credit losses	2,206	451
Balance, end of period	$65,229	$43,353

Total loans, end of period (including loans held for sale)	$6,101,990	$5,174,463
Average loans	$5,952,466	$4,489,556
Net charge-offs (annualized) to average loans	0.02%	0.09%
Allowance for credit losses to total loans	1.07%	0.84%
The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$53	$1,432,183	0.01%	$671	$1,046,523	0.13%
Construction and land development	(1)	822,157	—%	(445)	686,572	(0.13)%
Farmland	22	288,611	0.02%	109	223,491	0.10%
Other commercial	(56)	2,514,487	—%	222	1,797,364	0.02%
Commercial and industrial	114	712,114	0.03%	899	562,025	0.32%
Agricultural production and other loans to farmers	11	76,667	0.03%	569	71,852	1.58%
Consumer and other	453	100,696	0.90%	73	91,834	0.16%
Loans held for sale	—	5,551	—%	—	9,895	—%
Total	$596	$5,952,466	0.02%	$2,098	$4,489,556	0.09%

The following tables present a summary of the allocation of the allowance for credit losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$17,419	26.7%	$9,958	23.2%
Construction and land development	18,980	29.1%	6,519	15.2%
Farmland	1,412	2.2%	1,963	4.6%
Other commercial	19,918	30.5%	18,219	42.5%
Total real estate	57,729	88.5%	36,659	85.5%
Commercial and industrial	6,410	9.8%	4,750	11.1%
Agricultural production and other loans to farmers	449	0.7%	641	1.5%
Consumer and other	641	1.0%	825	1.9%
Total allowance for credit losses	$65,229	100.0%	$42,875	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million as of both June 30, 2023 and December 31, 2022. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the SCC Merger and the FTC Merger. Total other intangible assets at June 30, 2023 and December 31, 2022 were $10.7 million and $11.5 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$1,552,818	0.00%	26.10%	$1,740,283	0.00%	31.61%
Interest bearing:
Transaction accounts	1,584,138	0.91%	26.62%	1,574,512	0.35%	28.60%
Money market and other savings accounts	1,934,851	2.56%	32.52%	1,408,355	0.42%	25.58%
Certificates of deposit	878,776	2.17%	14.77%	783,047	0.45%	14.22%
Total deposits	$5,950,583	1.40%	100.00%	$5,506,197	0.27%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $444.4 million, or 8.1%, to $5.95 billion at June 30, 2023 from $5.51 billion as of December 31, 2022 primarily resulted from increases in money market and other savings accounts driven by the higher interest rate market. At June 30, 2023 and December 31, 2022, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $2.14 billion and $1.53 billion, respectively.

The following table shows the maturity of certificates of deposit as of June 30, 2023:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$23,797	$64,814	$88,611	$9,973
Over 3 months through 6 months	72,485	142,119	214,604	38,920
Over 6 months through 12 months	115,661	274,237	389,898	44,308
Over 12 months	115,608	235,524	351,132	51,788
Total certificates of deposit	$327,551	$716,694	$1,044,245	$144,989

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At June 30, 2023 and December 31, 2022, BancPlus had no short-term borrowings. The following is a summary of our short-term borrowings during the periods presented.

(Dollars in thousands)	Balances Outstanding			Weighted Average Rate
June 30, 2023	Maximum Month End	Average Daily	At Period End	During Period	At Period End
Federal funds purchased	$—	$3,310	$—	4.83%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$—	$—	$—

December 31, 2022
Federal funds purchased	$20,003	$1,136	$—	4.39%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$20,003	$1,136	$—

Advances from Federal Home Loan Bank (“FHLB”) and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At June 30, 2023 and December 31, 2022, BancPlus had $540.1 million and $318.1 million in FHLB borrowings, at a weighted average interest rate of 4.94% and 4.52%, respectively.

On February 25, 2022, the Company entered into a $20.0 million revolving line of credit with a correspondent bank. The line of credit is collateralized by 9,000 shares of BankPlus common stock. The line of credit bears interest at a floating rate of Wall Street Journal Prime with 3.25% interest rate floor. Interest only payments are due on a quarterly basis with the principal due at maturity on February 25, 2024. Unused fees on the revolving line of credit are paid quarterly at 0.25%. For the six months ended June 30, 2023, the Company paid unused fees of $25,000. The balance outstanding on this revolving line of credit was zero at June 30, 2023 and December 31, 2022.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
2023	$230,006	$318,025
2024	125,013	13
2025	125,013	13
2026	60,014	14
2027	14	14
Thereafter	5	5
Total	$540,065	$318,084

Subordinated Debentures. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and are being amortized over the life of the Notes. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to the Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 586 basis points, with interest during this period payable quarterly in arrears. The notes qualify as Tier 2 capital for regulatory capital purposes. The Company used the proceeds from the Notes for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the consolidated balance sheet at June 30, 2023 due to the remaining purchase premium of $536,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	June 30, 2023	December 31, 2022
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month CME Term SOFR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month CME Term SOFR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month CME Term SOFR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month CME Term SOFR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month CME Term SOFR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at June 30, 2023 due to the remaining purchase discount of $3.6 million, which was established upon the SCC Merger and is being amortized over the remaining life of the debentures. At June 30, 2023 and December 31, 2022, the remaining unamortized purchase discount was $3.6 million and $3.7 million, respectively.

Interest rates adjust quarterly for the subordinated debentures with rates that were nominally indexed with LIBOR. Following the LIBOR cessation date of June 30, 2023, the interest rate on the subordinated notes was replaced with SOFR pursuant to the Adjustable Interest Rate (LIBOR) Act.

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

Shareholders’ equity decreased $7.3 million, or 1.0%, to $690.8 million at June 30, 2023 from $698.1 million at December 31, 2022, primarily due to the cumulative change in accounting principle related to the adoption of ASU 2016-13 of $25.0 million, dividends paid of $10.5 million, purchase of common stock of the Company of $2.9 million, shares withheld to satisfy withholding obligation in the vesting of restricted stock of $1.0 million and other comprehensive loss of $565,000, partially offset by net income of $30.3 million and stock based compensation of $2.3 million.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	June 30, 2023	December 31, 2022
Cash and cash equivalents	$191,214	$137,895
Total securities	864,228	686,194
Less: pledged securities	(145,212)	(487,372)
Total primary liquidity	$910,230	$336,717
Ratio of primary liquidity to total deposits	14.9%	5.8%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	June 30, 2023	December 31, 2022
Net secured borrowing capacity with the FHLB	$1,548,377	$1,880,392
Net secured borrowing capacity with the Federal Reserve Bank	586,511	573,588
Unsecured borrowing capacity with correspondent lenders	243,000	243,000
Available capacity on revolving line of credit	20,000	20,000
Total secondary liquidity	$2,397,888	$2,716,980
Ratio of primary and secondary liquidity to total deposits	54.2%	52.4%

During the six months ended June 30, 2023, BancPlus’ primary liquidity increased by $573.5 million to $910.2 million, compared to $336.7 million at December 31, 2022, primarily due to an increase in cash and securites and a decrease in pledged securities. Secondary liquidity decreased by $319.1 million to $2.40 billion as of June 30, 2023 from $2.72 billion as of December 31, 2022. This decrease was primarily due to a decrease in BancPlus’ FHLB borrowing capacity.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $5.77 billion and $5.66 billion and represented 94.4% of total deposits as of both June 30, 2023 and December 31, 2022. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources. Although BancPlus’ policy allows the use of brokered deposits, BankPlus did not utilize this funding source during the periods ended June 30, 2023 and December 31, 2022.

BancPlus’ liquidity policy includes both policy limits and policy guidelines for measuring and monitoring liquidity. BancPlus’ policy limits include an Internal Liquidity Ratio, an Internal Liquidity Ratio adjusted for FHLB, an Internal Dependency Ratio adjusted for FHLB and a Maximum Available Funds to Total Assets Ratio. These ratios along with additional liquidity measures not specified in policy are reviewed monthly. Liquidity policy guidelines are reviewed quarterly. As of June 30, 2023, BancPlus was in compliance with all of its liquidity policy limits.

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

Due to state banking laws, BankPlus may not pay dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $14.4 million and $12.6 million for the year-to-date periods ended June 30, 2023 and June 30, 2022, respectively to BancPlus. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

Further, under prompt corrective action regulations, an insured depository institution is classified in one of several tiers based on its level of capital and other factors, and may be subject to an escalating series of remedial measures if it is less than “well capitalized.” An institution is deemed “well capitalized” if it satisfies certain capital ratios and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of June 30, 2023, the Bank maintained a leverage ratio of more than 9.0% and, as an institution has elected to adopt the CBLR framework, the Bank was therefore well capitalized under the regulatory framework for prompt corrective action.

As of June 30, 2023 and December 31, 2022, BancPlus and BankPlus met the minimum CBLR requirement and therefore satisfied the capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
As of June 30, 2023:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$733,707	10.00%	$660,411	9.00%

Bank:
Community Bank Leverage Ratio	$682,869	9.32%	$659,762	9.00%

	Actual		Minimum Requirement to be Well Capitalized
As of December 31, 2022:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$721,001	10.54%	$615,566	9.00%

Bank:
Community Bank Leverage Ratio	$636,007	9.31%	$614,973	9.00%

Contractual Obligations

Contractual obligations as of June 30, 2023 totaled $1.76 billion and were primarily comprised of deposits with maturities of $1.04 billion, subordinated debentures of $133.6 million and operating lease obligations of $46.5 million. Contractual obligations due within the next twelve months were $1.01 billion and were primarily related to time deposits with maturity dates and short-term FHLB advances due in 2023-2024. Contractual obligations due in more than 12 months were $755.8 million and were comprised of $351.1 million of time deposits with maturity dates and $133.6 million of subordinated debentures with maturities ranging from 2030 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

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

BancPlus’ management of interest rate risk is overseen by the ALCO. BancPlus’ risk management infrastructure, approved by the BancPlus Board of Directors, outlines reporting and measurement requirements. In particular, this infrastructure establishes limits and management targets for various metrics, including net interest income at risk and economic value of equity at risk, given instantaneous parallel shifts in interest rates. BancPlus’ risk management infrastructure also requires a periodic review of all key assumptions used, such as appropriate interest rate scenarios, loan prepayment rates, and transaction deposit durations.

BancPlus currently does not utilize derivative products to manage interest rate risk, although its policy does allow the use of derivatives within established parameters. BancPlus manages the interest rate risk associated with its interest bearing liabilities by managing the interest rates and terms associated with its borrowings and customer deposits on which BancPlus relies for funding. For instance, BancPlus occasionally uses special offers on deposits to attract additional balances, maintain current balances, and manage terms associated with its interest-bearing liabilities. BancPlus manages the interest rate risk associated with its earning assets by managing the interest rates and terms associated with its loan portfolio and investment securities portfolio.

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

Potential changes to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of June 30, 2023 and December 31, 2022 are presented in the table below (dollars in thousands). The projections for June 30, 2023 and December 31, 2022 assume immediate, parallel shifts down from the yield curves of 100, 200, and 300 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points.

	As of June 30, 2023				As of December 31, 2022
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	$(10,788)	(4.4)%	$(70,881)	(8.8)%	$(907)	(0.4)%	$(28,909)	(2.7)%
200	$(6,966)	(2.8)%	$(46,772)	(5.8)%	$(3,041)	(1.2)%	$(19,101)	(1.8)%
100	$(3,369)	(1.4)%	$(23,141)	(2.9)%	$(2,090)	(0.8)%	$(9,706)	(0.9)%
Unchanged	$—	—%	$—	—%	$—	—%	$—	—%
-100	$3,488	1.4%	$16,262	2.0%	$430	0.2%	$13,299	1.2%
-200	$5,694	2.3%	$25,495	3.2%	$(394)	(0.2)%	$17,758	1.7%
-300	$7,321	3.0%	$32,049	4.0%	$(9,414)	(3.7)%	$6,027	0.6%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 4.4% decrease in net interest income in year one and an 8.8% decrease in EVE as of June 30, 2023. At December 31, 2022, in the event of an immediate and sustained 300 basis point increase in interest, BancPlus would have experienced a 0.4% decrease in net interest income and a 2.7% decrease in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced an increase of 1.4% in net interest income and a 2.0% increase in EVE as of June 30, 2023, and a 0.2% increase in net interest income and a 1.2% increase in EVE as of December 31, 2022.

The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. The timing and magnitude of interest rate changes will most likely differ substantially from what is depicted. The shape or steepness of the yield curve typically changes with each change in the Fed Funds target range. Increasing deposit competition could reduce net interest income further if BancPlus is required to borrow at wholesale funding rates due to deposit runoff. Results could also change depending on faster or slower prepays in loans or early withdrawals in deposits than those assumed in the model. Finally, the results do not incorporate growth in the balance sheet or strategic changes made in response to changes in rates.

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

There has been no change in BancPlus’ internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15(e) under the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, BancPlus’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information about our legal proceedings refer to Footnote 13 to our Condensed Notes to Consolidated Financial Statements for the quarter ended June 30, 2023 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans Of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

2.1*
Agreement and Plan of Share Exchange and Merger, dated September 28, 2021, as amended February 9, 2022, by and among BancPlus Corporation, BankPlus, First Trust Corporation and First Bank and Trust (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 (File No. 333-261311), as amended, filed on February 11, 2022)

3.1	Articles of Incorporation of BancPlus Corporation (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of the Registrant, filed on May 12, 2023)
3.2	By-laws of BancPlus Corporation (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K of the Registrant, filed on March 9, 2023)
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

BancPlus Corporation

Date:	August 11, 2023	By:	/s/ William A. Ray
William A. Ray
Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2023	By:	/s/ Karlen Turbeville
Karlen Turbeville
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)