Form 10-Q
period 2023-09-30
BANCPLUS CORP
filed 2023-11-13
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of November 10, 2023: 11,619,559

BANCPLUS CORPORATION
FORM 10-Q
For the Quarter Ended SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets:
Cash and due from banks	$97,764	$107,402
Interest bearing deposits with banks	81,907	30,493
Total cash and cash equivalents	179,671	137,895
Securities available for sale, net of allowance for credit losses of $2.0 million and zero at September 30, 2023 and December 31, 2022, respectively	820,522	623,920
Securities held to maturity - fair value: $57,606 - 2023; $62,068 - 2022	57,951	62,274
Loans held for sale	11,845	5,373

Loans	6,129,051	5,824,149
Less: Allowance for credit losses	64,470	42,875
Net loans	6,064,581	5,781,274

Premises and equipment	133,084	124,707
Operating lease right-of-use assets	32,750	35,747
Accrued interest receivable	29,157	23,156
Goodwill	62,772	62,772
Other assets	198,082	177,703
	$7,590,415	$7,034,821

Liabilities:
Deposits	$6,105,737	$5,824,904
Advances from Federal Home Loan Bank and other borrowings	570,062	318,084
Subordinated debentures	133,628	133,478
Operating lease liabilities	34,524	37,439
Accrued interest payable	9,666	2,334
Other liabilities	40,670	20,482
Total liabilities	6,894,287	6,336,721

Redeemable common stock owned by the ESOP	74,827	96,984
Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value
250,000 authorized, issued and outstanding at September 30, 2023 and December 31, 2022; aggregate liquidation preference of $250,000	250,000	250,000
Common Stock, par value $1.00 per share.
100,000,000 and 40,000,000 authorized at September 30, 2023 and December 31, 2022, respectively; 11,622,524 and 11,599,595 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	11,622	11,599
Additional paid-in capital	122,497	122,890
Retained earnings	358,650	356,685
Accumulated other comprehensive loss, net	(46,641)	(43,074)
	696,128	698,100
Less: Redeemable common stock owned by the ESOP	(74,827)	(96,984)
Total shareholders' equity	621,301	601,116
	$7,590,415	$7,034,821
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Interest income:
Interest and fees on loans	$88,975	$64,309	$249,839	$161,008
Taxable securities	5,580	2,658	13,049	7,467
Tax-exempt securities	362	387	1,106	1,208
Interest bearing bank balances and other	967	463	2,323	1,171
Total interest income	95,884	67,817	266,317	170,854

Interest expense:
Deposits	29,929	3,066	71,453	7,105
Short-term borrowings	—	—	80	—
Advances from Federal Home Loan Bank	6,790	1,093	15,572	1,246
Other borrowings	2,329	1,781	6,681	5,014
Total interest expense	39,048	5,940	93,786	13,365

Net interest income	56,836	61,877	172,531	157,489
Provision for credit losses	925	489	2,364	940
Net interest income after provision for credit losses	55,911	61,388	170,167	156,549

Other operating income:
Service charges on deposit accounts	6,426	8,203	18,842	22,696
Mortgage origination income	1,137	1,119	3,090	5,661
Debit card interchange	2,403	2,393	7,578	7,569
Other income	8,226	5,851	19,515	18,336
Total other operating income	18,192	17,566	49,025	54,262

Other operating expenses:
Salaries and employee benefits expenses	32,528	32,909	96,128	88,559
Net occupancy expenses	4,567	4,733	13,777	13,740
Furniture, equipment and data processing expenses	8,152	7,671	22,738	21,957
Other expenses	12,918	9,391	32,409	29,533
Total other operating expenses	58,165	54,704	165,052	153,789

Income before income taxes	15,938	24,250	54,140	57,022
Income tax expense	3,608	5,107	11,539	12,075
Net income	$12,330	$19,143	$42,601	$44,947

Earnings per common share - basic	$1.08	$1.67	$3.73	$4.04
Earnings per common share - diluted	$1.08	$1.67	$3.72	$4.01

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$12,330	$19,143	$42,601	$44,947
Other comprehensive loss, net of tax:
Unrealized losses on securities available for sale	(6,012)	(20,975)	(6,764)	(60,537)
Credit loss expense	2,015	—	2,015	—
Tax effect	995	5,223	1,182	15,074
Total other comprehensive loss, net of tax	(3,002)	(15,752)	(3,567)	(45,463)
Comprehensive income (loss)	$9,328	$3,391	$39,034	$(516)
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

					Unearned ESOP Compensation	Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Preferred Stock		Common Stock				Retained Earnings
	Shares	Amount	Shares	Amount

July 1, 2022	250,000	$250,000	11,627,071	$11,627	$—	$122,132	$331,239	$(29,744)	$(97,799)	$587,455

Net income	—	—		—	—	—	19,143	—	—	19,143
Other comprehensive loss, net	—	—	—	—	—	—	—	(15,752)	—	(15,752)
Issuance of restricted stock	—	—	2,911	3	—	(3)	—	—	—	—
Purchase of Company stock	—	—	(28,846)	(29)	—	(1,824)	—	—	—	(1,853)
Stock based compensation	—	—	—	—	—	1,045	—	—	—	1,045
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	4,447	4,447
Dividends paid ($0.41 per share)	—	—	—	—	—	—	(4,767)	—	—	(4,767)
September 30, 2022	250,000	$250,000	11,601,136	$11,601	$—	$121,350	$345,615	$(45,496)	$(93,352)	$589,718

January 1, 2022	—	$—	10,115,945	$10,116	$(1,401)	$67,380	$314,357	$(33)	$(100,487)	$289,932

Net income	—	—	—	—	—	—	44,947	—	—	44,947
Issuance of preferred stock	250,000	250,000	—	—	—	—	—	—	—	250,000
Issuance of common stock for acquisition of First Trust Corporation	—	—	1,444,732	1,445	—	55,044	—	—	—	56,489
Other comprehensive loss, net	—	—	—	—	—	—	—	(45,463)	—	(45,463)
Issuance of restricted stock	—	—	98,679	99	—	(99)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(10,438)	(11)	—	(701)	—	—	—	(712)
Purchase of Company stock	—	—	(47,782)	(48)	—	(3,055)	—	—	—	(3,103)
Stock based compensation	—	—	—	—	—	2,781	—	—	—	2,781
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	7,135	7,135
Common stock released by ESOP	—	—	—	—	1,401	—	—	—	—	1,401
Dividends paid ($1.23 per share)	—	—	—	—	—	—	(13,689)	—	—	(13,689)
September 30, 2022	250,000	$250,000	11,601,136	$11,601	$—	$121,350	$345,615	$(45,496)	$(93,352)	$589,718

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)
(In Thousands, Except Share and Per Share Data)

					Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Preferred Stock		Common Stock			Retained Earnings
	Shares	Amount	Shares	Amount

July 1, 2023	250,000	$250,000	11,626,670	$11,626	$121,268	$351,552	$(43,639)	$(89,356)	$601,451

Net income	—	—	—	—	—	12,330	—	—	12,330
Other comprehensive loss, net	—	—	—	—	—	—	(3,002)	—	(3,002)
Issuance (forfeiture) of restricted stock	—	—	(4,146)	(4)	4	—	—	—	—
Stock based compensation	—	—	—	—	1,225	—	—	—	1,225
Net change fair value of ESOP shares	—	—	—	—	—	—	—	14,529	14,529
Dividends paid ($0.45 per share)	—	—	—	—	—	(5,232)	—	—	(5,232)
September 30, 2023	250,000	$250,000	11,622,524	$11,622	$122,497	$358,650	$(46,641)	$(74,827)	$621,301

January 1, 2023	250,000	$250,000	11,599,595	$11,599	$122,890	$356,685	$(43,074)	$(96,984)	$601,116
Cumulative change in accounting principle	—	—	—	—	—	(24,953)	—	—	(24,953)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	250,000	250,000	11,599,595	11,599	122,890	331,732	(43,074)	(96,984)	576,163

Net income	—	—	—	—	—	42,601	—	—	42,601
Other comprehensive loss, net	—	—	—	—	—	—	(3,567)	—	(3,567)
Issuance of restricted stock	—	—	85,877	86	(86)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(15,287)	(15)	(1,005)	—	—	—	(1,020)
Purchase of Company Stock	—	—	(47,661)	(48)	(2,812)	—	—	—	(2,860)
Stock based compensation	—	—	—	—	3,510	—	—	—	3,510
Net change fair value of ESOP shares	—	—	—	—	—	—	—	22,157	22,157
Dividends paid ($1.35 per share)	—	—	—	—	—	(15,683)	—	—	(15,683)
September 30, 2023	250,000	$250,000	11,622,524	$11,622	$122,497	$358,650	$(46,641)	$(74,827)	$621,301

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income per consolidated statements of income	$42,601	$44,947
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	2,364	940
Depreciation and amortization	7,679	7,466
Net loss on disposal of premises and equipment	980	278
Net gain on sales of other real estate owned	(2)	74
Write-downs of other real estate-owned	277	563
Deferred income tax benefit	1,574	911
Federal Home Loan Bank stock dividends	(826)	(23)
Common stock released by ESOP	—	1,401
Stock based compensation expense	3,510	2,781
Origination of loans held for sale	(208,842)	(228,530)
Proceeds from loans held for sale	202,370	241,152
Earnings on bank-owned life insurance	(2,083)	(1,913)
Net change in:
Accrued interest receivable and other assets	(11,338)	(933)
Accrued interest payable and other liabilities	16,525	4,848
Net cash from operating activities	54,789	73,962

Cash flows from investing activities:
Purchases of securities available for sale	(476,923)	(115,927)
Maturities and calls of securities available for sale	274,801	48,856
Maturities, prepayments and calls of securities held to maturity	4,265	5,678
Net increase in loans	(307,998)	(934,387)
Purchases of premises and equipment	(16,262)	(12,162)
Proceeds from sales of premises and equipment	8	—
Proceeds from sales of other real estate owned	2,425	4,418
Investment in unconsolidated entities	(77)	(30)
Distributions from unconsolidated entities	483	2,490
Purchases of Federal Home Loan Bank stock	(15,926)	(12,210)
Redemptions of Federal Home Loan Bank stock	8,943	—
Cash received in excess of cash paid for acquisition	—	165,974
Net cash used in investing activities	(526,261)	(847,300)

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$(190,678)	$(18,413)
Money market, negotiable order of withdrawal, and savings deposits	31,935	(89,991)
Certificates of deposit	439,576	(132,207)
Proceeds from Federal Home Loan Bank advances	7,165,000	1,392,000
Payments on Federal Home Loan Bank advances	(6,938,022)	(1,102,402)
Proceeds from issuance of preferred stock	—	250,000
Proceeds from other borrowings	155,500	20,000
Payments on other borrowings	(130,500)	(20,000)
Payment of debt issuance costs on other borrowings	—	(25)
Cash dividends paid on common stock	(15,683)	(13,689)
Purchase of Company stock	(2,860)	(3,103)
Shares withheld to pay taxes on restricted stock vesting	(1,020)	(712)
Net cash from financing activities	513,248	281,458

Net change in cash and cash equivalents	41,776	(491,880)

Cash and cash equivalents at beginning of period	137,895	664,165

Cash and cash equivalents at end of period	$179,671	$172,285

Supplemental cash flow information:
Interest paid	$86,454	$11,840
Federal and state income tax payments	11,725	5,750
Acquisition of real estate in non-cash foreclosures	2,383	1,374
Fair value of assets acquired net of liabilities assumed	—	59,572

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation
BancPlus Corporation (the “Company”) is a bank holding company headquartered in Ridgeland, Mississippi operating in one reportable segment. BankPlus (the “Bank”), the principal operating subsidiary and sole banking subsidiary of the Company, is a commercial bank primarily engaged in the business of commercial and consumer banking. In addition to general and consumer banking, other products and services offered though the Bank’s subsidiaries include certain insurance and annuity services, asset and investment management and financial planning services. Oakhurst Development, Inc. (“Oakhurst”) is a real estate subsidiary originally formed by the Company to liquidate a real estate development that was acquired by the Bank through foreclosure in 2002. Oakhurst became active again in March 2009 and holds loans.
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
Effect of Recently Adopted Accounting Standards

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the previous loss estimation techniques are still permitted, although the inputs to those techniques have changed to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 is effective for the Company for annual and interim periods beginning on January 1, 2023. The measurement of expected credit losses under the current expected credit loss (“CECL”) methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures. In addition, ASU 2016-13 made changes to the accounting for available-for-sale debt securities, which includes requiring credit losses to be presented as an allowance rather than as a write-down when management does not intend to sell the securities.

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

Allowance for Credit Losses – Available-for-sale debt securities

For available-for-sale debt securities with fair value below amortized cost, when the Company does not intend to sell the debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the Company recognizes the credit component of a decline in fair value of a debt security in income and the remaining portion in other comprehensive income (loss). Decline in fair value related to a credit loss is measured using the discounted cash flow method. Credit loss recognition is limited to the amount that the fair value of the security is less than the amortized cost. The decline in fair value is recognized by establishing an allowance for credit loss (“ACL”) through provision for credit losses. Decline in fair value related to noncredit factors is recognized in accumulated other comprehensive income, net of applicable taxes. The Company has elected to exclude accrued interest from the estimate of credit losses for available-for-sale debt securities. The Company evaluates available-for-sale security declines in fair value on a quarterly basis.

Allowance for Credit Losses – Held-to-maturity debt securities

For held-to-maturity debt securities, expected losses are evaluated and calculated on a collective basis for those securities that share risk characteristics. The Company aggregates record level securities calculations and reports the security portfolio segments based on shared risk characteristics. The only segment included in the held-to-maturity portfolio is states and political subdivisions, which is comprised of municipals.

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

Accounting Standards Update 2022-06 (“ASU 2022-06”), “Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848.” In December 2022, the FASB issued ASU 2022-06 which provides temporary relief during the transition period in complying with Accounting Standards Update 2020-04 “Reference Rate Reform - Topic 848”. The Board included a sunset provision within Topic 848 based on expectations of when LIBOR would cease being published. At the time that ASU 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022 - 12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which was beyond the current sunset date of Topic 848. The adoption of ASU 2022-06 did not materially impact the Company’s consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2023	2022	2023	2022
Net income	$12,330	$19,143	$42,601	$44,947

Weighted average common shares outstanding	11,421	11,437	11,420	11,120
Diluted effect of unallocated stock	—	—	—	6
Diluted effect of stock-based awards	14	32	25	73
Diluted common shares	11,435	11,469	11,445	11,199

Basic earnings per common share	$1.08	$1.67	$3.73	$4.04
Diluted earnings per common share	$1.08	$1.67	$3.72	$4.01

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

During the three and nine months ended September 30, 2022, the Company incurred approximately $1.3 million and $5.5 million of acquisition expenses in connection with the FTC Merger, respectively. These expenses are recorded in other expenses in the Company’s Consolidated Statement of Income for the three and nine months ended September 30, 2022.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands, except per share data)	2022	2022
Net interest income	$62,029	$165,082
Other operating income	17,443	55,494
Net income available to common shareholders	19,268	47,576
Earnings per common share:
Basic	$1.68	$4.16
Diluted	1.68	4.13
Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Allowance for Credit Losses	Fair
(In thousands)	Cost	Gains	Losses		Value
September 30, 2023:
U.S. Treasuries	$181,657	$32	$764	$—	$180,925
U.S. Government agency obligations	485,479	83	33,349	—	452,213
Residential mortgage-backed securities	95,088	3	14,170	—	80,921
Commercial mortgage-backed securities	13,709	—	1,901	—	11,808
Asset-backed securities	7,246	108	57	—	7,297
Corporate investments	53,377	—	8,506	—	44,871
State and political subdivisions	48,086	—	3,584	(2,015)	42,487
Total available for sale	$884,642	$226	$62,331	$(2,015)	$820,522

December 31, 2022:
U.S. Treasuries	$35,814	$—	$1,235	$—	$34,579
U.S. Government agency obligations	414,251	246	35,761	—	378,736
Residential mortgage-backed securities	105,580	13	11,461	—	94,132
Commercial mortgage-backed securities	13,812	—	1,742	—	12,070
Asset backed securities	10,289	54	123	—	10,220
Corporate investments	51,000	—	4,967	—	46,033
State and political subdivisions	50,530	77	2,457	—	48,150
Total available for sale	$681,276	$390	$57,746	$—	$623,920
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies. At September 30, 2023, the Company had an allowance for credit losses on available for sale securities of $2.0 million.

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair	Allowance for Credit Losses	Net Carrying Amount
(In thousands)	Cost	Gains	Losses	Value
September 30, 2023:
States and political subdivisions	$57,951	$—	$345	$57,606	$—	$57,951
Total held to maturity	$57,951	$—	$345	$57,606	$—	$57,951

December 31, 2022:
States and political subdivisions	$62,274	$—	$206	$62,068	$—	$62,274
Total held to maturity	$62,274	$—	$206	$62,068	$—	$62,274

Provided below is a summary of investment securities without an allowance for credit losses that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
September 30, 2023:
Available for sale:
U.S. Treasuries	$69,837	$115	$9,343	$649	$79,180	$764
U.S. Government agencies	82,547	1,187	361,524	32,162	444,071	33,349
Residential mortgage-backed securities	1,992	41	78,473	14,129	80,465	14,170
Commercial mortgage-backed securities	—	—	11,808	1,901	11,808	1,901
Asset backed securities	—	—	1,554	57	1,554	57
Corporate investments	4,019	358	40,852	8,148	44,871	8,506
States and political subdivisions	11,306	693	30,248	2,891	41,554	3,584
	$169,701	$2,394	$533,802	$59,937	$703,503	$62,331

Held to maturity:
States and political subdivisions	$818	$28	$6,508	$317	$7,326	$345
	$818	$28	$6,508	$317	$7,326	$345

December 31, 2022:
Available for sale:
U.S. Treasuries	$34,579	$1,235	$—	$—	$34,579	$1,235
U.S. Government agencies	78,676	4,830	285,994	30,931	364,670	35,761
Residential mortgage-backed securities	81,992	8,935	11,258	2,526	93,250	11,461
Commercial mortgage-backed securities	4,860	594	7,210	1,148	12,070	1,742
Asset backed securities	1,169	7	3,499	116	4,668	123
Corporate investments	36,958	4,042	7,076	925	44,034	4,967
States and political subdivisions	36,655	1,781	5,084	676	41,739	2,457
	$274,889	$21,424	$320,121	$36,322	$595,010	$57,746

Held to maturity:
States and political subdivisions	$9,259	$206	$—	$—	$9,259	$206
	$9,259	$206	$—	$—	$9,259	$206
The number of debt securities in an unrealized loss position increased from 359 at December 31, 2022 to 372 at September 30, 2023. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The unrealized losses on debt securities have not been recognized into income because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
September 30, 2023:
One year or less	$278,255	$276,059	$14,120	$14,104
After one through five years	374,222	346,631	35,962	35,709
After five through ten years	128,420	108,468	6,229	6,153
After ten years	103,745	89,364	1,640	1,640
	$884,642	$820,522	$57,951	$57,606

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
September 30, 2023	$143,602	$135,025	$—	$—

December 31, 2022	$492,206	$451,638	$35,734	$35,562

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings. The Company monitors the credit rating on a quarterly basis. The following table summarizes the amortized cost basis of held-to-maturity debt securities at September 30, 2023 by credit rating:

(In thousands)	September 30, 2023
State and political subdivisions held-to-maturity:
S&P: AA+, AA, AA- / Moody's: Aa1, Aa2, Aa3	$5,192
S&P: A+, A, A- / Moody's: A1, A2, A3	960
S&P: BBB+, BBB, BBB- / Moody's: Baa, Ba, B	496
Not rated	51,303
$57,951
Note 5: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	September 30, 2023	December 31, 2022
Secured by real estate:
Residential properties	$1,521,896	$1,403,974
Construction and land development	816,941	772,357
Farmland	311,781	283,832
Other commercial	2,584,653	2,467,216
Total real estate	5,235,271	4,927,379
Commercial and industrial loans	705,233	706,466
Agricultural production and other loans to farmers	90,358	80,770
Consumer and other loans	98,189	109,534
Total loans before allowance for credit losses	$6,129,051	$5,824,149
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
The following table presents the amortized cost basis of nonaccrual loans, segregated by class as of September 30, 2023.

(In thousands)	Total Nonaccrual	Nonaccrual with no Allowance for Credit Loss	Past Due 90 days or more and Accruing
Secured by real estate:
Residential properties	$1,850	$—	$880
Construction and land development	—	—	832
Farmland	649	—	38
Other commercial	3,747	—	369
Total real estate	6,246	—	2,119
Commercial and industrial loans	1,460	—	1,548
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	22
Total	$7,706	$—	$3,689

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the nine months ended September 30, 2023, there were no significant changes to the collateral which secures the collateral-dependent loans, whether due to general deterioration or other reason. The following table presents the amortized cost basis of collateral-dependent loans by class and collateral type as of September 30, 2023.

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Stock
Secured by real estate:
Residential properties	$1,263	$—	$—	$—
Construction and land development	—	—	—	—
Farmland	—	—	—	—
Other commercial	1,463	1,383	—	1,528
Total real estate	2,726	1,383	—	1,528
Commercial and industrial loans	—	—	8,849	—
Agricultural production and other loans to farmers	—	—	—	—
Consumer loans	—	—	—	—
Total	$2,726	$1,383	$8,849	$1,528
An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
September 30, 2023
Secured by real estate:
Residential properties	$8,069	$1,969	$10,038	$1,511,858	$1,521,896
Construction and land development	164	832	996	815,945	816,941
Farmland	501	418	919	310,862	311,781
Other commercial	1,250	1,277	2,527	2,582,126	2,584,653
Total real estate	9,984	4,496	14,480	5,220,791	5,235,271
Commercial and industrial loans	1,264	1,594	2,858	702,375	705,233
Agricultural production and other loans to farmers	4	—	4	90,354	90,358
Consumer loans	571	22	593	97,596	98,189
Total	$11,823	$6,112	$17,935	$6,111,116	$6,129,051

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2022
Secured by real estate:
Residential properties	$5,869	$2,015	$7,884	$1,396,090	$1,403,974
Construction and land development	526	1,578	2,104	770,253	772,357
Farmland	566	1,391	1,957	281,875	283,832
Other commercial	1,498	774	2,272	2,464,944	2,467,216
Total real estate	8,459	5,758	14,217	4,913,162	4,927,379
Commercial and industrial loans	902	677	1,579	704,887	706,466
Agricultural production and other loans to farmers	126	—	126	80,644	80,770
Consumer loans	1,530	697	2,227	107,307	109,534
Total	$11,017	$7,132	$18,149	$5,806,000	$5,824,149
Modifications to Borrowers Experiencing Financial Difficulty – From time to time, the Company may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, interest rate reduction, term extension, other-than-insignificant payment delay or a combination thereof, among other things.

The following table presents the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023, by class and type of modification.

	Three Months Ended September 30, 2023
	Term Extension
	Amortized Cost	% of Total Loans
(In thousands)
Commercial and industrial	$8,849	0.14%
Total	$8,849	0.14%

	Nine Months Ended September 30, 2023
	Term Extension
	Amortized Cost	% of Total Loans
(In thousands)
Commercial and industrial	$8,849	0.14%
Total	$8,849	0.14%
The following table describes the financial effects of the modification made to one borrower experiencing financial difficulty during the three and nine months ended September 30, 2023.

Three Months Ended September 30, 2023
Commercial and industrial	Added a weighted average 28 months to the life of the modified loan

Nine Months Ended September 30, 2023
Commercial and industrial	Added a weighted average 28 months to the life of the modified loan
The following table presents the performance of loans that have been modified during the nine months ended September 30, 2023.

Nine Months Ended September 30, 2023
(In thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Secured by real estate:
Residential properties	$—	$—	$—
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	—	—	—
Total real estate	—	—	—
Commercial and industrial loans	8,849	—	—
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total loans before allowance for loan losses	$8,849	$—	$—

Note 6: Allowance for Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL. See Note 1, Basis of Presentation. As a result of implementing CECL, there was a one-time adjustment to the 2023 opening allowance balance of approximately $20.7 million.

As management evaluates the allowance for credit losses, it is categorized based on specific allocations and general allocations for each major loan category for loans not individually evaluated or deemed collateral-dependent or classified, segmented by loan class based on historical loss experience and other risk factors. In assessing general economic conditions, management monitors several factors, including regional and national economic conditions, real estate market conditions and recently enacted regulations with potential economic effects.

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
The following table reflects loans by credit quality indicator and origination year at September 30, 2023. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at September 30, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$226,082	$426,720	$315,319	$130,337	$52,870	$84,521	$267,439	$1,503,288
Special mention	—	—	—	—	—	—	—	—
Classified	841	3,136	3,985	2,582	2,525	4,551	988	18,608
Total residential real estate	$226,923	$429,856	$319,304	$132,919	$55,395	$89,072	$268,427	$1,521,896
Current period gross write offs	$—	$33	$10	$32	$—	$171	$—	$246

Construction & land development:
Pass	$44,180	$62,488	$18,912	$4,408	$6,959	$7,330	$669,968	$814,245
Special mention	—	246	—	—	—	—	—	246
Classified	—	151	72	960	1,257	10	—	2,450
Total construction & land development	$44,180	$62,885	$18,984	$5,368	$8,216	$7,340	$669,968	$816,941
Current period gross write offs	$—	$—	$—	$—	$—	$61	$—	$61

Farmland:
Pass	$36,495	$81,802	$32,884	$28,857	$14,313	$21,348	$93,545	$309,244
Special mention	—	—	—	—	—	—	—	—
Classified	21	152	561	117	65	1,344	277	2,537
Total farmland	$36,516	$81,954	$33,445	$28,974	$14,378	$22,692	$93,822	$311,781
Current period gross write offs	$—	$—	$—	$—	$—	$114	$—	$114

Other commercial real estate:
Pass	$158,806	$508,653	$402,775	$249,650	$118,990	$212,864	$921,084	$2,572,822
Special mention	—	—	—	—	—	—	—	—
Classified	105	1,728	2,702	201	1,070	4,683	1,342	11,831
Total other commercial real estate	$158,911	$510,381	$405,477	$249,851	$120,060	$217,547	$922,426	$2,584,653
Current period gross write offs	$—	$—	$56	$—	$—	$—	$—	$56

Commercial & industrial loans:
Pass	$110,495	$147,759	$93,097	$40,091	$26,006	$10,278	$263,942	$691,668
Special mention	—	—	—	—	—	—	—	—
Classified	9,056	624	1,257	451	132	1,783	262	13,565

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Total commercial & industrial loans	$119,551	$148,383	$94,354	$40,542	$26,138	$12,061	$264,204	$705,233
Current period gross write offs	$—	$273	$52	$1	$16	$9	$188	$539

Agricultural production & other loans to farmers:
Pass	$11,530	$8,492	$4,792	$3,936	$1,365	$640	$59,507	$90,262
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	23	54	6	13	—	96
Total agricultural production & other loans to farmers	$11,530	$8,492	$4,815	$3,990	$1,371	$653	$59,507	$90,358
Current period gross write offs	$—	$11	$—	$—	$—	$—	$8	$19

Consumer & other loans:
Pass	$34,064	$19,776	$5,971	$4,634	$911	$400	$32,321	$98,077
Special mention	—	—	—	—	—	—	—	—
Classified	7	45	27	—	—	11	22	112
Total consumer & other loans	$34,071	$19,821	$5,998	$4,634	$911	$411	$32,343	$98,189
Current period gross write offs	$1,974	$141	$82	$37	$12	$11	$14	$2,271
The following table summarizes the credit quality of the Company’s loan portfolio by loan class at December 31, 2022:

	Risk Grades	Risk Grade	Risk Grade	Risk Grade
(In thousands)	1-6	7	8	9	Total
December 31, 2022
Secured by real estate:
Residential properties	$1,391,039	$—	$12,852	$83	$1,403,974
Construction and land development	768,699	303	3,355	—	772,357
Farmland	280,522	—	3,310	—	283,832
Other commercial	2,456,708	—	10,384	124	2,467,216
Total real estate	4,896,968	303	29,901	207	4,927,379
Commercial and industrial	693,963	—	12,503	—	706,466
Agricultural production and other loans to farmers	80,524	—	246	—	80,770
Consumer and other loans	108,279	—	1,255	—	109,534
Total	$5,779,734	$303	$43,905	$207	$5,824,149
Allowance for Credit Losses on Loans Held for Investment (“LHFI”)
The allowance for credit loss represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The lifetime estimate also considers economic conditions. During the third quarter of 2023, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of supply chain disruptions, labor shortages, and the conflicts in Ukraine and the Middle East. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus' allowance for credit losses.
Transactions in the allowance for credit losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$6,410	$40,310	$17,419	$1,090	$65,229
Provision for credit losses	343	(1,040)	233	116	(348)
Recoveries on loans	43	103	35	429	610
Loans charged off	(222)	(54)	(68)	(677)	(1,021)
Ending balance	$6,574	$39,319	$17,619	$958	$64,470

Nine Months Ended September 30, 2023
Allowance for loan losses:
Beginning balance	$4,750	$26,701	$9,958	$1,466	$42,875
Impact of adopting ASU 2016-13	2,166	12,770	6,464	(656)	20,744
Provision for credit losses	(49)	(236)	1,283	860	1,858
Recoveries on loans	246	315	160	1,578	2,299
Loans charged off	(539)	(231)	(246)	(2,290)	(3,306)
Ending balance	$6,574	$39,319	$17,619	$958	$64,470

Period End Allowance Balance Allocated To:
Individually evaluated	$622	$—	$—	$—	$622
Collectively evaluated	5,952	39,319	17,619	958	63,848
Ending balance	$6,574	$39,319	$17,619	$958	$64,470

The allowance for credit losses on LHFI increased for the nine months ended September 30, 2023 primarily as a result of the adoption of ASU 2016-13. Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled approximately $24.5 million at September 30, 2023 and is excluded from the estimate of credit losses.

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

Allowance for Credit Losses on Unfunded Loan Commitments

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three Months Ended September 30,
(In thousands)	2023
Beginning balance	$11,738
(Recovery of) provision for credit losses on unfunded loan commitments	(742)
Ending Balance	$10,996

Nine Months Ended September 30,
(In thousands)	2023
Beginning balance	$—
Impact of adopting CECL	12,505
(Recovery of) provision for credit losses on unfunded loan commitments	(1,509)
Ending Balance	$10,996

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
The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of September 30, 2023, the Bank maintained a leverage ratio of more than 9.0% and, as an institution has elected to adopt the CBLR framework, the Bank was therefore well capitalized under the regulatory framework for prompt corrective action.
The following table presents actual and required capital ratios for the Company and the Bank under the CBLR and prompt corrective action regulations for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2023:
Company:
Community Bank Leverage Ratio	$742,387	9.87%	$676,900	9.00%

Bank:
Community Bank Leverage Ratio	$691,686	9.20%	$676,311	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2022:
Company:
Community Bank Leverage Ratio	$721,001	10.54%	$615,566	9.00%

Bank:
Community Bank Leverage Ratio	$636,007	9.31%	$614,973	9.00%
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

Securities – The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of September 30, 2023 or December 31, 2022. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
September 30, 2023
U.S. Treasuries	$180,925	$—	$180,925	$—
U.S. Government agency obligations	452,213	—	452,213	—
Residential mortgage-backed securities	80,921	—	80,921	—
Commercial mortgage-backed securities	11,808	—	11,808	—
Asset-backed securities	7,297	—	7,297	—
Corporate investments	44,871	—	44,871	—
State and political subdivisions	42,487	—	42,487	—
Total securities available for sale	$820,522	$—	$820,522	$—

December 31, 2022
U.S. Treasuries	$34,579	$—	$34,579	$—
U.S. Government agency obligations	378,736	—	378,736	—
Residential mortgage-backed securities	94,132	—	94,132	—
Commercial mortgage-backed securities	12,070	—	12,070	—
Asset backed securities	10,220	—	10,220	—
Corporate investments	46,033	—	46,033	—
State and political subdivisions	48,150	—	48,150	—
Total securities available for sale	$623,920	$—	$623,920	$—
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Individually evaluated loans with credit losses, net of allowance for credit losses:
September 30, 2023	$761	$—	$—	$761

Impaired loans, net of allowance for loan losses:
December 31, 2022	$26,071	$—	$—	$26,071

Other real estate owned:
September 30, 2023	$3,914	$—	$—	$3,914
December 31, 2022	$4,231	$—	$—	$4,231
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
September 30, 2023
Individually evaluated loans with credit losses, net of specific allowance	$761	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$3,914	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2022
Impaired loans, net of allowance for loan losses	$26,071	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$4,231	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%
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
The following table presents estimated fair values of the Company’s financial instruments not carried at fair value:

	September 30, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$179,671	$179,671	$137,895	$137,895
Level 2 inputs:
Securities held to maturity	57,951	57,606	62,274	62,068
FHLB stock	27,500	27,500	19,690	19,690
Accrued interest receivable	29,157	29,157	23,156	23,156
Loans held for sale	11,845	11,845	5,373	5,373
Level 3 inputs:
Loans, net	6,064,581	5,821,943	5,781,274	5,601,070

Financial liabilities:
Level 2 inputs:
Deposits	6,105,737	6,089,833	5,824,904	5,289,138
FHLB and other borrowings	570,062	536,894	318,084	318,079
Subordinated debentures	133,628	138,019	133,478	138,780
Accrued interest payable	9,666	9,666	2,334	2,334

Note 9: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the

Company’s Consolidated Balance Sheets and will be amortized over the life of the Notes. At September 30, 2023 and December 31, 2022, the remaining unamortized balance of these issuance costs was $963,000 and $1.1 million, respectively. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at September 30, 2023 due to the remaining purchase premium of $443,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	September 30, 2023	December 31, 2022
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month CME Term SOFR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month CME Term SOFR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month CME Term SOFR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month CME Term SOFR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month CME Term SOFR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at September 30, 2023 due to the remaining purchase discount of $3.6 million, which was established upon the merger with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, and is being amortized over the remaining life of the debentures.

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
The ESOP owned 1,452,950 shares of the Company's common stock at both September 30, 2023 and December 31, 2022. The ESOP can enter into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock sold by participants in accordance with diversification provisions of the ESOP. These unallocated shares would be released to participants proportionately as the loans are repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, if any, that are used to repay the loan would be treated as compensation expense. As of September 30, 2023, the ESOP had zero outstanding loans with the Company.
Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of allocated shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the Consolidated Statements of Shareholders’ Equity. The fair value of allocated shares held by the ESOP at September 30, 2023 was $74.8 million, based on the Company’s previously disclosed appraised value of $51.50 per share of common stock. The fair value at December 31, 2022 was $97.0 million, based on the Company’s previously disclosed appraised value of $66.75 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

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
Stock based compensation that has been charged against income was $3.5 million for the nine months ended September 30, 2023 and $2.8 million for the same period of 2022. There were 7,721 and zero shares forfeited during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $10.2 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.9 years.

A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Nine Months Ended
	September 30, 2023		September 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	184,284	$59.36	144,572	$51.56
Granted	93,598	66.60	98,679	68.13
Vested	(69,064)	58.27	(55,397)	53.38
Forfeited	(7,721)	59.08	—	—
End of period	201,097	$63.12	187,854	$58.73

Note 13: Contingencies

On March 20, 2019, a complaint (the “Complaint”), Mills v. BankPlus, et al., Case #3:19-cv-00196-CWR-FKB, was filed in the United States District Court for the Southern District of Mississippi, Northern Division, by Alysson Mills, in her capacity as Court-appointed Receiver (the “Receiver”) for Arthur Lamar Adams (“Adams”) and Madison Timber Properties, LLC (“Madison Timber”), naming the Bank, three former Bank employees, one then-current BankPlus employee and other defendants, including defendants affiliated and unaffiliated with BankPlus (“Defendants”). The Complaint sought to recover damages from the Defendants for the benefit of the receivership estate related to certain investors who were allegedly defrauded by Adams and Madison Timber, whose actions were allegedly attributable to the actions of the Defendants that allegedly enabled negligent, illegal or fraudulent activities engaged in by Adams and Madison Timber.

As previously announced on September 28, 2023, BankPlus agreed in principle to a Settlement Agreement (the “Agreement”) relating to the Complaint. The parties to the Agreement are the Receiver and the Defendants. Pursuant to the Agreement, the Complaint will be dismissed with prejudice and the Receiver will fully release all claims against the Defendants, and all parties will seek the court’s entry of a bar order prohibiting any continued or future claims by anyone against the Defendants relating to the Complaint, whether asserted to date or not. On October 9, 2023, the parties executed the Agreement. Final court approval of a bar order is a condition of the Agreement. When the Agreement is court approved and no longer subject to appeal, a one-time cash payment (the "Joint Settlement") will be made to the Receiver. On October 9, 2023, the Receiver filed her Motion for Approval of the Settlement which the court held a hearing for on November 6, 2023. At the hearing the court took the motion under advisement and will issue a written order at a future date.

The Agreement also provides that BancPlus expressly denies any admission of liability or wrongdoing in connection with the Complaint or by assenting to the Agreement. BancPlus believes that it is in the best interest of the Company and its shareholders to enter into the Agreement, to reduce the risks and costs of continuing litigation. The Company recognized a one-time charge to non-interest expense for its portion of the Joint Settlement, net of insurance proceeds received, in the third quarter of 2023, which the Company does not believe is material to the Company’s consolidated financial statements. The Company expects its portion of the Joint Settlement to be tax deductible.

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
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on

Form 10-K for the year ended December 31, 2022 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Its wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of September 30, 2023, we operated 96 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of September 30, 2023, BancPlus held $6.106 billion of total deposits, and our deposit base consisted of 93.6% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 1.59% for the year to date period. Our loan portfolio was comprised of 73.6% commercial loans and 26.4% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2023, and we believe we are well-positioned for future growth.
September 30, 2023 Highlights

•Net income for the nine months ended September 30, 2023 was $42.6 million, compared with $44.9 million for the same period of 2022
•Diluted earnings per share for the nine months ended September 30, 2023 were $3.72, compared with $4.01 for the same period of 2022
•Net interest income was $172.5 million for the nine months ended September 30, 2023, compared with $157.5 million for the same period of 2022
•Total loans held for investment were $6.129 billion at September 30, 2023, compared with $5.824 billion at December 31, 2022
Recent Regulatory Developments

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

Community Reinvestment Act Reform

On October 24, 2023, the FDIC, the Federal Reserve and the OCC released a final rule revising the framework used to evaluate banks’ records of community reinvestment under the Community Reinvestment Act (“CRA”). Under the revised framework, banks with assets of at least $2 billion, such as the Bank, are considered large banks and will have their retail lending, retail services and products, community development financing, and community development services subject to periodic evaluation. Depending on a large bank’s geographic concentrations of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. The rule becomes effective April 1, 2024. Most provisions of the final rule will apply beginning January 1, 2026, and the remaining provisions will apply beginning January 1, 2027. BancPlus is evaluating the impact of the final rule.

Results of Operations
The following discussion of BancPlus’ results of operations compares the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or for any other period.
Net Income

Net income for the three months ended September 30, 2023 and 2022 was $12.3 million and $19.1 million, respectively. BancPlus’ annualized return on average assets for the three months ended September 30, 2023 and 2022 was 0.65% and 1.14%, respectively. BancPlus’ annualized return on average equity for the three months ended September 30, 2023 and 2022 was 7.02% and 10.93%, respectively. Net income for the nine months ended September 30, 2023 and 2022 was $42.6 million and $44.9 million, respectively. BancPlus’ annualized return on average assets for the nine months ended September 30, 2023 and 2022 was 0.78% and 0.96%, respectively. BancPlus’ annualized return on average equity for the nine months ended September 30, 2023 and 2022 was 8.24% and 11.49%, respectively.

The decrease in net income and return on average assets and equity for the three months ended September 30, 2023 compared to the same period of 2022 was primarily the result of decreased net interest income as a result of higher interest rates in the current year period as well as increases in average assets and equity as a result of organic loan and deposit growth.

The decrease in net income and return on average assets and equity for the nine months ended September 30, 2023 compared to the same period of 2022 was primarily the result of decreased net interest income as a result of higher interest rates in the current year period as well as increases in average assets and equity as a result of organic loan and deposit growth and the FTC Merger.

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

For the three months ended September 30, 2023, interest income was $95.9 million, an increase of $28.1 million, or 41.4%, compared to interest income of $67.8 million for the three months ended September 30, 2022. The increase in interest income for the three months ended September 30, 2023 compared to the same period of 2022 was primarily the result of higher interest rates in the current year period as well as increased interest-earning assets as a result of organic loan growth.

For the nine months ended September 30, 2023, interest income was $266.3 million, an increase of $95.5 million, or 55.9%, compared to interest income of $170.9 million for the nine months ended September 30, 2022. The increase in interest income for the nine months ended September 30, 2023 compared to the same period of 2022 was primarily the result of higher interest rates in the current year period as well as increased interest-earning assets as a result of organic loan growth and the FTC Merger.

For the three months ended September 30, 2023, interest expense was $39.0 million, an increase of $33.1 million, or 557.4%, compared to interest expense of $5.9 million for the three months ended September 30, 2022. The increase in interest expense for the three months ended September 30, 2023 compared to the same period of 2022 was primarily the result of higher interest rates and increased FHLB advances in the current year period.

For the nine months ended September 30, 2023, interest expense was $93.8 million, an increase of $80.4 million, or 601.7%, compared to $13.4 million for the nine months ended September 30, 2022. The increase in interest expense for the nine months ended September 30, 2023 compared to the same period of 2022 was primarily the result of higher interest rates and increased FHLB advances in the current year period as well as increased interest-bearing liabilities as a result of the FTC Merger.

For the three months ended September 30, 2023, net interest income was $56.8 million, a decrease of $5.0 million, or 8.1%, compared to net interest income of $61.9 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, net interest income was $172.5 million, an increase of $15.0 million, or 9.6%, compared to net interest income of $157.5 million for the nine months ended September 30, 2022.

Net interest margin for the three months ended September 30, 2023 decreased 76 basis points to 3.22% from 3.98% for the same period of 2022, primarily as a result of the rising interest rate environment seen in the current year as rates on interest-bearing liabilities rose faster than yields on interest-earning assets in the current quarter. Net interest margin for the nine months ended September 30, 2023 decreased 24 basis points to 3.35% from 3.59% for the same period of 2022, primarily as a result of the rising interest rate environment seen in the current year as rates on interest-bearing liabilities rose faster than yields on interest-earning assets in the current year-to-date period.

Our year to date average interest-earning assets at September 30, 2023 increased $1.01 billion, or 17.25%, to $6.87 billion from $5.86 billion at September 30, 2022. BancPlus’ average interest-bearing liabilities at September 30, 2023 increased $1.09 billion, or 27.75%, to $5.02 billion from $3.93 billion at September 30, 2022. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to organic loan and deposit growth and the FTC Merger. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 136.7% and 149.0% at September 30, 2023 and 2022, respectively.
BancPlus’ average interest-earning assets produced a tax-equivalent yield of 5.43% and 5.17% for the three and nine months ended September 30, 2023, compared to 4.36% and 3.89% for the three and nine months ended September 30, 2022, respectively.

The average rate paid on interest-bearing liabilities was 2.96% and 2.49% for the three and nine months ended September 30, 2023, compared to 0.58% and 0.45% for the three and nine months ended September 30, 2022, respectively. The year-over-year changes in yields reflects the rising interest rate environment seen in the current year period.
Average Balances and Yields
The following tables show, for the three and nine months ended September 30, 2023 and 2022, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$45,455	$613	5.39%	$101,839	$421	1.65%
	45,455	613	5.39%	101,839	421	1.65%
Investment securities:
Taxable investment securities	815,470	5,580	2.74%	629,762	2,658	1.69%
Tax-exempt investment securities	59,745	362	2.42%	66,681	387	2.32%
Total securities	875,215	5,942	2.72%	696,443	3,045	1.75%
Loans (1)	6,113,881	88,975	5.82%	5,412,216	64,309	4.75%
Federal Home Loan Bank (“FHLB”) stock	28,205	354	5.02%	11,504	42	1.46%
Total interest-earning assets	7,062,756	95,884	5.43%	6,222,002	67,817	4.36%
Noninterest-earning assets	452,590			432,668
Total assets	$7,515,346			$6,654,670

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,364,726	$4,067	1.19%	$1,566,576	$1,645	0.42%
Savings and money market deposits	2,110,830	16,622	3.15%	1,419,280	700	0.20%
Time deposits	1,119,348	9,240	3.30%	799,445	721	0.36%
Federal funds purchased	—	—	—%	—	—	—%
FHLB advances	538,106	6,790	5.05%	162,344	1,093	2.69%
Other borrowings	3,315	59	7.12%	609	14	9.20%
Subordinated debentures	133,584	2,270	6.80%	133,387	1,767	5.30%
Total interest-bearing liabilities	5,269,909	39,048	2.96%	4,081,723	5,940	0.58%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,467,519			1,819,151
Other noninterest-bearing liabilities	81,541			58,876
Total noninterest-bearing liabilities	1,549,060			1,878,027
Shareholders’ equity (6)	696,377			694,920
Total liabilities and shareholders’ equity	$7,515,346			$6,654,670
Net interest income/net interest margin (2)		56,836	3.22%		61,877	3.98%
Net interest spread (5)			2.47%			3.78%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		117			125
Net interest income/net interest margin (2)		$56,953	3.23%		$62,002	3.99%
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
(4)Yields and rates are annualized.
(5)Net interest spread is the yield on BancPlus’ total interest-earning assets less the yield on its interest-bearing liabilities.
(6)Includes BancPlus Corporation Employee Stock Ownership Plan-owned shares.

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$38,984	$1,474	5.04%	$349,369	$1,117	0.43%
	38,984	1,474	5.04%	349,369	1,117	0.43%
Investment securities:
Taxable investment securities	732,242	13,049	2.38%	628,634	7,467	1.58%
Tax-exempt investment securities	61,676	1,106	2.39%	69,222	1,208	2.33%
Total securities	793,918	14,155	2.38%	697,856	8,675	1.66%
Loans (1)	6,006,862	249,839	5.55%	4,800,489	161,008	4.47%
Federal Home Loan Bank (“FHLB”) stock	25,253	849	4.48%	7,549	54	0.95%
Total interest-earning assets	6,865,017	266,317	5.17%	5,855,263	170,854	3.89%
Noninterest-earning assets	449,548			398,041
Total assets	$7,314,565			$6,253,304

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,510,197	$11,236	0.99%	$1,578,415	$3,474	0.29%
Savings and money market deposits	1,994,155	41,436	2.77%	1,359,333	1,589	0.16%
Time deposits	959,848	18,781	2.61%	786,818	2,042	0.35%
Federal funds purchased	2,192	80	4.87%	27	—	—%
FHLB advances	419,393	15,572	4.95%	68,352	1,246	2.43%
Other borrowings	1,427	95	8.88%	8,620	280	4.33%
Subordinated debentures	133,535	6,586	6.58%	128,638	4,734	4.91%
Total interest-bearing liabilities	5,020,747	93,786	2.49%	3,930,203	13,365	0.45%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,524,073			1,745,151
Other noninterest-bearing liabilities	78,890			54,904
Total noninterest-bearing liabilities	1,602,963			1,800,055
Shareholders’ equity (6)	690,855			523,046
Total liabilities and shareholders’ equity	$7,314,565			$6,253,304
Net interest income/net interest margin (2)		172,531	3.35%		157,489	3.59%
Net interest spread (5)			2.68%			3.44%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		356			389
Net interest income/net interest margin (2)		$172,887	3.36%		$157,878	3.60%
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

	Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$(760)	$952	$192
Investment securities:
Taxable investment securities	1,271	1,651	2,922
Tax-exempt investment securities	(42)	17	(25)
Total securities	1,229	1,668	2,897
Loans, net	10,211	14,455	24,666
Federal Home Loan Bank stock	210	102	312
Total interest-earning assets	$10,890	$17,177	$28,067

Interest-bearing liabilities:
Interest-bearing transaction deposits	$(602)	$3,024	$2,422
Savings and money market deposits	5,446	10,476	15,922
Time deposits	2,641	5,878	8,519
FHLB advances	4,741	956	5,697
Other borrowings	48	(3)	45
Subordinated debentures	3	500	503
Total interest-bearing liabilities	$12,277	$20,831	$33,108
Net interest income	$(1,387)	$(3,654)	$(5,041)

	Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$(11,736)	$12,093	$357
Investment securities:
Taxable investment securities	1,846	3,736	5,582
Tax-exempt investment securities	(135)	33	(102)
Total securities	1,711	3,769	5,480
Loans, net	50,176	38,655	88,831
Federal Home Loan Bank stock	595	200	795
Total interest-earning assets	$40,746	$54,717	$95,463

Interest-bearing liabilities:
Interest-bearing transaction deposits	$(508)	$8,270	$7,762
Savings and money market deposits	13,191	26,656	39,847
Time deposits	3,386	13,353	16,739
Federal funds purchased	79	1	80
FHLB advances	13,034	1,292	14,326
Other borrowings	(479)	294	(185)
Subordinated debentures	242	1,610	1,852
Total interest-bearing liabilities	$28,945	$51,476	$80,421
Net interest income	$11,801	$3,241	$15,042

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

For the three months ended September 30, 2023, the provision for credit losses was $925,000, compared to $489,000 for the same period of 2022, an increase of $436,000, or 89.2%. For the nine months ended September 30, 2023, the provision for credit losses was $2.4 million, compared to $940,000 for the same period of 2022, an increase of $1.4 million, or 151.5%. The increase was primarily attributable to increased loan balances resulting from organic loan growth and credit losses on available for sale securities in both the quarter and year to date periods with the FTC Merger also impacting the year to date period.

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

Noninterest income increased $626,000, or 3.56%, to $18.2 million for the three months ended September 30, 2023 compared to $17.6 million for the same period of 2022, primarily due to an increase in CDFI grants partially offset by a decrease in service charges on deposit accounts.

The following table presents the major components of noninterest income for three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$6,426	$8,203	$(1,777)	(21.7)%
Mortgage origination income	1,137	1,119	18	1.6%
Debit card interchange	2,403	2,393	10	0.4%
Income from fiduciary activities	2,286	1,794	492	27.4%
ATM income	1,414	1,537	(123)	(8.0)%
Brokerage and insurance fees and commissions	808	734	74	10.1%
Life insurance income	757	648	109	16.8%
CDFI grants	2,288	272	2,016	741.2%
Other income	673	866	(193)	(22.3)%
Total	$18,192	$17,566	$626	3.6%

Service charges on deposit accounts decreased $1.8 million, or 21.7%, to $6.4 million for the three months ended September 30, 2023, compared to $8.2 million for the same period of 2022. The decrease was primarily the result of lower non-sufficient funds fees in the current year period.

CDFI grant income increased $2.0 million, or 741.2%, to $2.3 million for the three months ended September 30, 2023, compared to $272,000 for the same period of 2022. The increase was primarily the result of a grant awarded in September 2023 from the CDFI Equitable Recovery Program.

Noninterest income decreased $5.2 million, or 9.7%, to $49.0 million for the nine months ended September 30, 2023 compared to $54.3 million for the same period of 2022, primarily due to decreases in service charges on deposit accounts, mortgage origination income and other income, partially offset by an increase in CDFI grant income.

The following table presents the major components of noninterest income for nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$18,842	$22,696	$(3,854)	(17.0)%
Mortgage origination income	3,090	5,661	(2,571)	(45.4)%
Debit card interchange	7,578	7,569	9	0.1%
Income from fiduciary activities	6,201	5,844	357	6.1%
ATM income	4,387	4,593	(206)	(4.5)%
Brokerage and insurance fees and commissions	2,037	2,067	(30)	(1.5)%
Life insurance income	2,083	1,913	170	8.9%
CDFI grants	2,288	443	1,845	416.5%
Other income	2,519	3,476	(957)	(27.5)%
Total	$49,025	$54,262	$(5,237)	(9.7)%

Service charges on deposit accounts decreased $3.9 million, or 17.0%, to $18.8 million for the nine months ended September 30, 2023, compared to $22.7 million for the same period of 2022. The decrease was primarily the result of lower non-sufficient funds fees in the current year period.

Mortgage origination income decreased $2.6 million, or 45.4%, to $3.1 million for the nine months ended September 30, 2023, compared to $5.7 million for the same period of 2022. The decrease was primarily the result of decreased mortgage origination activity as refinancing activity has slowed in the current higher interest rate environment.

Other income decreased $957,000, or 27.5%, to $2.5 million for the nine months ended September 30, 2023, compared to $3.5 million for the same period of 2022. The decrease was primarily the result of decreases in personalized check sales, rental income, collection fee income and other miscellaneous income.

CDFI grant income increased $1.8 million, or 416.5%, to $2.3 million for the nine months ended September 30, 2023, compared to $443,000 for the same period of 2022. The increase was primarily the result of a grant awarded in September 2023 from the CDFI Equitable Recovery Program.

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

For the three months ended September 30, 2023, noninterest expense totaled $58.2 million, an increase of $3.5 million, or 6.3%, from $54.7 million for the three months ended September 30, 2022, primarily due to increases in professional fees and other expenses.

The following table presents the major components of noninterest expense for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$32,528	$32,909	$(381)	(1.2)%
Net occupancy expenses	4,567	4,733	(166)	(3.5)%
Furniture, equipment and data processing expenses	8,152	7,671	481	6.3%
Marketing and promotional expenses	2,009	2,027	(18)	(0.9)%
Other real estate expenses and losses	103	111	(8)	(7.2)%
Professional fees	2,645	915	1,730	189.1%
Other expenses	8,161	6,338	1,823	28.8%
Total	$58,165	$54,704	$3,461	6.3%

Professional fees increased $1.7 million, or 189.1%, to $2.6 million for the three months ended September 30, 2023, compared to $915,000 for the same period of 2022. The increase was primarily attributable to increased legal expenses in the current period from our portion of the previously disclosed Joint Settlement in the Madison Timber proceeding as well as increased consulting expense in the current year.

Other expenses increased $1.8 million, or 28.8%, to $8.2 million for the three months ended September 30, 2023, compared to $6.3 million for the same period of 2022. The increase was primarily attributable to increases in FDIC assessments and Louisiana shares tax, as well as an increase in loss on disposal of fixed assets in the current year period.

For the nine months ended September 30, 2023, noninterest expense totaled $165.1 million, an increase of $11.3 million, or 7.3%, from $153.8 million for the nine months ended September 30, 2022, primarily due to increases in salaries and employee benefits expenses, other expenses, and marketing and promotional expenses, partially offset by decreases in professional fees and other real estate expenses and losses.

The following table presents the major components of noninterest expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$96,128	$88,559	$7,569	8.5%
Net occupancy expenses	13,777	13,740	37	0.3%
Furniture, equipment and data processing expenses	22,738	21,957	781	3.6%
Marketing and promotional expenses	5,546	4,379	1,167	26.6%
Other real estate expenses and losses	474	1,154	(680)	(58.9)%
Professional fees	4,551	6,709	(2,158)	(32.2)%
Other expenses	21,838	17,291	4,547	26.3%
Total	$165,052	$153,789	$11,263	7.3%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 58.2% and 57.6% of total noninterest expense for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, salaries and employee benefits expense increased $7.6 million, or 8.5%, to $96.1 million, compared to $88.6 million for the nine months ended September 30, 2022. The increase in salaries and employee benefits expense was primarily due the FTC Merger, expansion of our Alabama and Florida teams as well as to normal annual salary increases for employees and related expenses.

Other expenses increased $4.5 million, or 26.3%, to $21.8 million for the nine months ended September 30, 2023, compared to $17.3 million for the same period of 2022. The increase was primarily attributable to increases in amortization of intangible assets and Louisiana shares tax resulting from the FTC Merger, as well as increases in FDIC assessments, fees and commissions expense and loss on disposal of fixed assets in the current year period.

Marketing and promotional expenses increased $1.2 million, or 26.6%, to $5.5 million for the nine months ended September 30, 2023, compared to $4.4 million for the same period of 2022. The increase was primarily attributable to expanded marketing campaigns in new and existing markets.

Professional fees decreased $2.2 million, or 32.2%, to $4.6 million for the nine months ended September 30, 2023, compared to $6.7 million for the same period of 2022. The decrease was primarily the result of higher advisory fees in the prior year period in connection with the FTC Merger partially offset by increased legal expenses in the current period from our portion of the previously disclosed Joint Settlement in the Madison Timber proceeding.

Other real estate expenses and losses decreased $680,000, or 58.9%, to $474,000 for the nine months ended September 30, 2023, compared to $1.2 million for the same period of 2022. The decrease was primarily related to a decline in write downs on other real estate owned in the current year period.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $3.6 million for the three months ended September 30, 2023, compared to $5.1 million for the same period of 2022, a decrease of $1.5 million, or 29.4%. BancPlus’ effective tax rate for the three months ended September 30, 2023 was 22.6%, compared to 21.1% for the same period of 2022.

The increase in the effective tax rate for the three months ended September 30, 2023 compared with the same period of 2022 was primarily the result of the tax impact of the vesting of restricted stock awards during the current year period.

The decrease in income tax expense for the three months ended September 30, 2023 compared with the same period of 2022, was primarily the result of lower income before taxes in the current year period.

BancPlus recorded income tax expense of $11.5 million for the nine months ended September 30, 2023, compared to $12.1 million for the same period of 2022, a decrease of $536,000, or 4.4%. BancPlus’ effective tax rate for the nine months ended September 30, 2023 was 21.3%, compared to 21.2% for the same period of 2022.

The slight increase in the effective tax rate for the nine months ended September 30, 2023 compared with the same period of 2022 was primarily the result of the tax impact of the vesting of restricted stock awards during the current year period.

The decrease in income tax expense for the nine months ended September 30, 2023, compared to the same periods of 2022, was primarily the result of lower income before taxes in the current year period.

Financial Condition

The following discussion compares BancPlus’ financial condition as of September 30, 2023 to December 31, 2022.

Assets

Total assets increased $0.56 billion, or 7.9%, to $7.59 billion at September 30, 2023 over total assets of $7.03 billion at December 31, 2022. Total cash and cash equivalents increased $41.8 million, or 30.3%, to $179.7 million at September 30, 2023, compared to $137.9 million at December 31, 2022, primarily due to increases in deposits and proceeds from Federal Home Loan Bank advances, partially offset by an increase in cash outflow for investments and loans made during the period. Total loans held for investment increased $0.30 billion, or 5.2%, to $6.13 billion at September 30, 2023, compared to $5.82 billion at December 31, 2022 as a result of organic loan growth. Investment securities increased $192.3 million, or 28.0%, from $686.2 million at December 31, 2022 to $878.5 million at September 30, 2023 primarily as a result of increases in BancPlus’ portfolio of U.S. Government agency obligations.
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

As of September 30, 2023, 6.6% of BancPlus’ investment securities portfolio was classified as held to maturity and 93.4% was classified as available for sale. As of December 31, 2022, 9.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 90.9% was classified as available for sale. Securities available for sale increased $196.6 million, or 31.5%, from $623.9 million at December 31, 2022 to $820.5 million at September 30, 2023 primarily as a result of increases in BancPlus’ portfolio of U.S. Treasuries and U.S. Government agency obligations.

At September 30, 2023, U.S. government agency obligations represented 51.5%, U.S. Treasuries represented 20.6%, municipal securities represented 11.4%, mortgage-backed securities represented 10.6%, corporate investments represented 5.1%, and asset-backed securities represented 0.8% of BancPlus’ investment securities portfolio. At December 31, 2022, U.S. government agency obligations represented 55.2%, mortgage-backed securities represented 15.5%, municipal securities represented 16.1%, corporate investments represented 6.7% and asset-backed securities represented 1.5% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$57,951	6.60%	$62,274	9.08%
Total held-to-maturity	57,951	6.60%	62,274	9.08%

Available for Sale:
(At fair value)
U.S. Treasuries	180,925	20.60%	34,579	5.04%
U.S. Government agency obligations	452,213	51.48%	378,736	55.19%
Issued by states and political subdivisions	42,487	4.84%	48,150	7.02%
Mortgage-backed securities:
Residential	80,921	9.21%	94,132	13.72%
Commercial	11,808	1.34%	12,070	1.76%
Asset-backed securities	7,297	0.83%	10,220	1.49%
Corporate investments	44,871	5.11%	46,033	6.71%
Total available for sale	820,522	93.40%	623,920	90.92%

Total investment securities	$878,473	100.00%	$686,194	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using a tax rate of 21%.

	Maturity as of September 30, 2023
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$14,120	1.42%	$35,962	2.90%	$6,229	3.59%	$1,640	4.27%
Total held to maturity	14,120	1.42%	35,962	2.90%	6,229	3.59%	1,640	4.27%

Available for sale:
U.S. Treasuries	171,821	5.09%	9,104	2.89%	—	—%	—	—%
U.S. Government agency obligations	102,223	0.51%	301,636	1.80%	46,235	2.34%	2,119	6.89%
Issued by states and political subdivisions	2,015	3.85%	23,889	2.77%	13,666	3.01%	2,917	4.00%
Mortgage-backed securities:
Residential	—	—%	1,679	1.81%	3,279	2.57%	75,963	2.57%
Commercial	—	—%	8,961	1.52%	2,540	1.58%	307	2.49%
Asset-backed securities	—	—%	—	—%	—	—%	7,297	6.59%
Corporate investments	—	—%	1,362	6.18%	42,748	4.27%	761	4.50%
Total available for sale	276,059	3.39%	346,631	1.91%	108,468	3.17%	89,364	3.06%

Total investment securities	$290,179	3.29%	$382,593	2.00%	$114,697	3.20%	$91,004	3.09%

	Maturity as of December 31, 2022
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$6,961	2.71%	$47,221	2.53%	$6,452	3.77%	$1,640	4.39%
Total held to maturity	6,961	2.71%	47,221	2.53%	6,452	3.77%	1,640	4.39%

Available for sale:
U.S. Treasuries	25,302	1.35%	9,277	1.24%	—	—%	—	—%
U.S. Government agency obligations	57,051	0.57%	259,397	1.02%	59,604	1.38%	2,684	4.79%
Issued by states and political subdivisions	3,391	2.72%	22,436	2.96%	19,230	3.19%	3,093	3.62%
Mortgage-backed securities:
Residential	—	—%	386	1.48%	5,691	2.29%	88,056	2.54%
Commercial	—	—%	9,082	1.52%	2,637	1.58%	350	2.56%
Asset-backed securities	—	—%	—	—%	—	—%	10,220	5.57%
Corporate investments	—	—%	437	2.75%	42,767	4.12%	2,829	6.33%
Total available for sale	85,744	0.89%	301,015	1.19%	129,929	2.59%	107,232	3.02%

Total investment securities	$92,705	1.02%	$348,236	1.37%	$136,381	2.65%	$108,872	3.04%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of September 30, 2023		As of December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$1,521,896	24.83%	$1,403,974	24.11%
Construction and land development	816,941	13.33%	772,357	13.26%
Farmland	311,781	5.09%	283,832	4.87%
Other commercial	2,584,653	42.17%	2,467,216	42.36%
Total real estate	5,235,271	85.42%	4,927,379	84.60%
Commercial and industrial	705,233	11.51%	706,466	12.13%
Agricultural production and other loans to farmers	90,358	1.47%	80,770	1.39%
Consumer and other	98,189	1.60%	109,534	1.88%
Total loans, gross	6,129,051	100.00%	5,824,149	100.00%
Allowance for credit losses	(64,470)		(42,875)
Total loans, net	$6,064,581		$5,781,274

Our loan portfolio was comprised of 73.6% commercial loans and 26.4% consumer loans as of September 30, 2023, compared to 76.4% commercial loans and 23.6% consumer loans as of December 31, 2022. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.
As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At September 30, 2023, BancPlus’ loan portfolio included $464.7 million of loan participations purchased, or 7.58% of total loans, which included $296.2 million of shared national credits. At December 31, 2022, BancPlus’ loan portfolio included $471.3 million of loan participations purchased, or 8.09% of total loans, which included $274.4 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of September 30, 2023
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$150,556	$479,438	$482,374	$409,528	$1,521,896
Construction and land development	332,876	365,045	106,606	12,414	816,941
Farmland	39,265	126,270	114,693	31,553	311,781
Other commercial	317,333	1,598,362	476,410	192,548	2,584,653
Total real estate	840,030	2,569,115	1,180,083	646,043	5,235,271
Commercial and industrial	140,209	506,501	58,523	—	705,233
Agricultural production and other loans to farmers	45,620	44,308	430	—	90,358
Consumer and other loans	22,251	70,274	5,659	5	98,189
Total loans	$1,048,110	$3,190,198	$1,244,695	$646,048	$6,129,051

	As of December 31, 2022
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$149,146	$401,119	$497,926	$355,783	$1,403,974
Construction and land development	272,454	379,245	104,632	16,026	772,357
Farmland	46,925	114,854	96,937	25,116	283,832
Other commercial	254,430	1,504,253	487,890	220,643	2,467,216
Total real estate	722,955	2,399,471	1,187,385	617,568	4,927,379
Commercial and industrial	151,895	451,261	103,310	—	706,466
Agricultural production and other loans to farmers	40,558	39,665	547	—	80,770
Consumer and other loans	39,667	64,715	5,138	14	109,534
Total loans	$955,075	$2,955,112	$1,296,380	$617,582	$5,824,149

	As of September 30, 2023
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,213,588	$308,308	$1,521,896
Construction and land development	445,417	371,524	816,941
Farmland	185,034	126,747	311,781
Other commercial	1,887,400	697,253	2,584,653
Total real estate	3,731,439	1,503,832	5,235,271
Commercial and industrial	329,581	375,652	705,233
Agricultural production and other loans to farmers	47,268	43,090	90,358
Consumer and other loans	67,122	31,067	98,189
Total loans	$4,175,410	$1,953,641	$6,129,051

	As of December 31, 2022
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,115,571	$288,403	$1,403,974
Construction and land development	413,291	359,066	772,357
Farmland	181,973	101,859	283,832
Other commercial	1,748,802	718,414	2,467,216
Total real estate	3,459,637	1,467,742	4,927,379
Commercial and industrial	316,909	389,557	706,466
Agricultural production and other loans to farmers	44,941	35,829	80,770
Consumer and other loans	78,411	31,123	109,534
Total loans	$3,899,898	$1,924,251	$5,824,149

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At September 30, 2023, BancPlus had total off-balance sheet commitments of $1.445 billion. At September 30, 2023, BancPlus had an allowance for credit loss on off-balance sheet commitments of $11.0 million.

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of September 30, 2023
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,503,288	$—	$18,608	$—	$1,521,896
Construction and land development	814,245	246	2,450	—	816,941
Farmland	309,244	—	2,537	—	311,781
Other commercial	2,572,822	—	11,831	—	2,584,653
Total real estate	5,199,599	246	35,426	—	5,235,271
Commercial and industrial	691,668	—	12,109	1,456	705,233
Agricultural production and other loans to farmers	90,262	—	96	—	90,358
Consumer and other	98,077	—	112	—	98,189
Total	$6,079,606	$246	$47,743	$1,456	$6,129,051

	As of December 31, 2022
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,391,039	$—	$12,852	$83	$1,403,974
Construction and land development	768,699	303	3,355	—	772,357
Farmland	280,522	—	3,310	—	283,832
Other commercial	2,456,708	—	10,384	124	2,467,216
Total real estate	4,896,968	303	29,901	207	4,927,379
Commercial and industrial	693,963	—	12,503	—	706,466
Agricultural production and other loans to farmers	80,524	—	246	—	80,770
Consumer and other	108,279	—	1,255	—	109,534
Total	$5,779,734	$303	$43,905	$207	$5,824,149

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans that are 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans:
Real estate loans:
Residential properties	$1,850	$2,726
Construction and land development	—	24
Farmland	649	960
Other commercial	3,747	1,215
Total real estate	6,246	4,925
Commercial and industrial	1,460	192
Agricultural production and other loans to farmers	—	155
Consumer and other	—	—
Total nonaccrual loans	7,706	5,272

90+ days past due and accruing:
Real estate loans:
Residential properties	880	1,079
Construction and land development	832	1,578
Farmland	38	427
Other commercial	369	216
Total real estate	2,119	3,300
Commercial and industrial	1,548	545
Agricultural production and other loans to farmers	—	—
Consumer and other	22	697
Total 90+ days past due and accruing	3,689	4,542
Total nonperforming loans	11,395	9,814
Plus: foreclosed assets	3,914	4,231
Total nonperforming assets	$15,309	$14,045

Nonaccrual loans to total loans	0.13%	0.09%
Nonperforming loans to total loans	0.19%	0.17%
Nonperforming assets to total assets	0.20%	0.20%
Allowance for credit losses to nonaccrual loans	836.62%	813.26%

Total nonperforming assets increased by $1.3 million, or 9.0%, from $14.0 million at December 31, 2022 to $15.3 million at September 30, 2023, primarily the result of current year increases in nonaccrual loans in the commercial and industrial and other commercial categories. This increase in nonperforming loans for the period ended September 30, 2023 resulted in corresponding increases in the ratios for nonperforming loans to total loans and nonperforming assets to total assets. The increase in the allowance for credit losses to nonaccrual loans for the period ended September 30, 2023 was the result of the increase in the allowance for credit losses in the current year from the adoption of ASU 2016-13.

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

These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the third quarter of 2023, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of supply chain disruptions, labor shortages, and the conflicts in Ukraine and the Middle East. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for credit losses.

The allowance for credit losses was $64.5 million and $42.9 million, and the allowance for credit losses as a percentage of loans was 1.05% and 0.74%, at September 30, 2023 and December 31, 2022, respectively. Net charge-offs totaled $1.0 million and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively. The variance was primarily the result of a decrease in charge-offs on agricultural production and other loans to farmers and residential properties partially offset by an increase in charge-offs on consumer and other loans in the current year.

The allowance for credit losses increased by $21.6 million, or 50.4%, to $64.5 million at September 30, 2023, from $42.9 million at December 31, 2022, primarily due to the adoption of ASU 2016-13.

The following is a summary of the activity in the allowance for credit loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	September 30, 2023	September 30, 2022

Balance, beginning of period	$42,875	$45,000
Impact of adopting ASU 2016-13	20,744	—
Charge-offs:
Residential properties	246	783
Construction and land development	61	1
Farmland	114	120
Other commercial	56	559
Total real estate	477	1,463
Commercial and industrial	539	1,753
Agricultural production and other loans to farmers	19	2,829
Consumer and other	2,271	507
Total charge-offs	3,306	6,552
Recoveries:
Residential properties	160	158
Construction and land development	12	449
Farmland	96	16
Other commercial	207	361
Total real estate	475	984
Commercial and industrial	246	114
Agricultural production and other loans to farmers	14	1,771
Consumer and other	1,564	276
Total recoveries	2,299	3,145
Net charge-offs (recoveries)	1,007	3,407
Provision for credit losses	1,858	940
Balance, end of period	$64,470	$42,533

Total loans, end of period (including loans held for sale)	$6,140,896	$5,553,967
Average loans	$6,006,862	$4,800,489
Net charge-offs (annualized) to average loans	0.02%	0.09%
Allowance for credit losses to total loans	1.05%	0.77%
The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$86	$1,457,303	0.01%	$625	$1,122,955	0.07%
Construction and land development	49	827,370	0.01%	(448)	759,731	(0.08)%
Farmland	18	294,976	0.01%	104	236,554	0.06%
Other commercial	(151)	2,528,738	(0.01)%	198	1,896,115	0.01%
Commercial and industrial	293	709,592	0.06%	1,639	597,634	0.37%
Agricultural production and other loans to farmers	5	82,979	0.01%	1,058	77,653	1.82%
Consumer and other	707	99,954	0.94%	231	100,806	0.31%
Loans held for sale	—	5,950	—%	—	9,041	—%
Total	$1,007	$6,006,862	0.02%	$3,407	$4,800,489	0.09%

The following tables present a summary of the allocation of the allowance for credit losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$17,619	27.3%	$9,958	23.2%
Construction and land development	18,457	28.6%	6,519	15.2%
Farmland	1,393	2.2%	1,963	4.6%
Other commercial	19,469	30.2%	18,219	42.5%
Total real estate	56,938	88.3%	36,659	85.5%
Commercial and industrial	6,574	10.2%	4,750	11.1%
Agricultural production and other loans to farmers	337	0.5%	641	1.5%
Consumer and other	621	1.0%	825	1.9%
Total allowance for credit losses	$64,470	100.0%	$42,875	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million as of both September 30, 2023 and December 31, 2022. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the SCC Merger and the FTC Merger. Total other intangible assets at September 30, 2023 and December 31, 2022 were $10.3 million and $11.5 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$1,524,073	0.00%	25.45%	$1,740,283	0.00%	31.61%
Interest bearing:
Transaction accounts	1,510,197	0.99%	25.22%	1,574,512	0.35%	28.60%
Money market and other savings accounts	1,994,155	2.77%	33.30%	1,408,355	0.42%	25.58%
Certificates of deposit	959,848	2.61%	16.03%	783,047	0.45%	14.22%
Total deposits	$5,988,273	1.59%	100.00%	$5,506,197	0.27%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $482.1 million, or 8.8%, to $5.99 billion at September 30, 2023 from $5.51 billion as of December 31, 2022 primarily resulted from increases in money market and other savings accounts and certificates of deposit driven by the higher interest rate market. At September 30, 2023 and December 31, 2022, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $2.13 billion and $1.53 billion, respectively.

The following table shows the maturity of certificates of deposit as of September 30, 2023:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$68,333	$139,134	$207,467	$34,768
Over 3 months through 6 months	110,872	168,803	279,675	54,028
Over 6 months through 12 months	109,433	210,260	319,693	57,883
Over 12 months	130,483	259,788	390,271	59,782
Total certificates of deposit	$419,121	$777,985	$1,197,106	$206,461

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At September 30, 2023 and December 31, 2022, BancPlus had no short-term borrowings. The following is a summary of our short-term borrowings during the periods presented.

(Dollars in thousands)	Balances Outstanding			Weighted Average Rate
September 30, 2023	Maximum Month End	Average Daily	At Period End	During Period	At Period End
Federal funds purchased	$—	$2,192	$—	4.87%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$—	$—	$—

December 31, 2022
Federal funds purchased	$20,003	$1,136	$—	4.39%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$20,003	$1,136	$—

Advances from Federal Home Loan Bank (“FHLB”) and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At September 30, 2023 and December 31, 2022, BancPlus had $545.1 million and $318.1 million in FHLB borrowings, at a weighted average interest rate of 5.02% and 4.52%, respectively.

The Company also has available funding from the Federal Reserve Bank’s discount window which it utilizes from time to time for short-term funding. At September 30, 2023, the Company had a balance outstanding of $25.0 million with the Federal Reserve Bank at an interest rate of 5.50%.

On February 25, 2022, the Company entered into a $20.0 million revolving line of credit with a correspondent bank. The line of credit is collateralized by 9,000 shares of BankPlus common stock. The line of credit bears interest at a floating rate of Wall Street Journal Prime with 3.25% interest rate floor. Interest only payments are due on a quarterly basis with the principal due at maturity on February 25, 2024. Unused fees on the revolving line of credit are paid quarterly at 0.25%. For the nine months ended September 30, 2023, the Company paid unused fees of $38,000. The balance outstanding on this revolving line of credit was zero at September 30, 2023 and December 31, 2022.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
2023	$260,003	$318,025
2024	125,013	13
2025	125,013	13
2026	60,014	14
2027	14	14
Thereafter	5	5
Total	$570,062	$318,084

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the consolidated balance sheet at September 30, 2023 due to the remaining purchase premium of $443,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	September 30, 2023	December 31, 2022
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month CME Term SOFR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month CME Term SOFR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month CME Term SOFR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month CME Term SOFR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month CME Term SOFR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at September 30, 2023 due to the remaining purchase discount of $3.6 million, which was established upon the SCC Merger and is being amortized over the remaining life of the debentures. At September 30, 2023 and December 31, 2022, the remaining unamortized purchase discount was $3.6 million and $3.7 million, respectively.

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

Shareholders’ Equity

Shareholders’ equity is influenced primarily by earnings, quarterly dividend payments, changes in common stock outstanding, and changes in accumulated other comprehensive income (loss) caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.

Shareholders’ equity decreased $2.0 million, or 0.3%, to $696.1 million at September 30, 2023 from $698.1 million at December 31, 2022, primarily due to the cumulative change in accounting principle related to the adoption of ASU 2016-13 of $25.0 million, dividends paid of $15.7 million, purchase of common stock of the Company of $2.9 million, shares withheld to satisfy withholding obligation in the vesting of restricted stock of $1.0 million and other comprehensive loss of $3.6 million, partially offset by net income of $42.6 million and stock based compensation of $3.5 million.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	September 30, 2023	December 31, 2022
Cash and cash equivalents	$179,671	$137,895
Total securities	878,473	686,194
Less: pledged securities	(135,025)	(487,372)
Total primary liquidity	$923,119	$336,717
Ratio of primary liquidity to total deposits	15.1%	5.8%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	September 30, 2023	December 31, 2022
Net secured borrowing capacity with the FHLB	$1,729,746	$1,880,392
Net secured borrowing capacity with the Federal Reserve Bank	338,503	573,588
Unsecured borrowing capacity with correspondent lenders	243,000	243,000
Available capacity on revolving line of credit	20,000	20,000
Total secondary liquidity	$2,331,249	$2,716,980
Ratio of primary and secondary liquidity to total deposits	53.3%	52.4%

During the nine months ended September 30, 2023, BancPlus’ primary liquidity increased by $586.4 million to $923.1 million, compared to $336.7 million at December 31, 2022, primarily due to an increase in cash and securities and a decrease in pledged securities. Secondary liquidity decreased by $385.7 million to $2.33 billion as of September 30, 2023 from $2.72 billion as of December 31, 2022. This decrease was primarily due to a decrease in BancPlus’ Federal Reserve and FHLB borrowing capacities.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $5.72 billion and $5.66 billion and represented 93.6% and 97.1% of total deposits as of September 30, 2023 and December 31, 2022, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources. Although BancPlus’ policy allows the use of brokered deposits, BankPlus did not utilize this funding source during the periods ended September 30, 2023 and December 31, 2022.

BancPlus’ liquidity policy includes both policy limits and policy guidelines for measuring and monitoring liquidity. BancPlus’ policy limits include an Internal Liquidity Ratio, an Internal Liquidity Ratio adjusted for FHLB, an Internal Dependency Ratio adjusted for FHLB and a Maximum Available Funds to Total Assets Ratio. These ratios along with additional liquidity measures not specified in policy are reviewed monthly. Liquidity policy guidelines are reviewed quarterly. As of September 30, 2023, BancPlus was in compliance with all of its liquidity policy limits.

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

Due to state banking laws, BankPlus may not pay dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $21.6 million and $18.9 million for the year-to-date periods ended September 30, 2023 and September 30, 2022, respectively to BancPlus. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

Further, under prompt corrective action regulations, an insured depository institution is classified in one of several tiers based on its level of capital and other factors, and may be subject to an escalating series of remedial measures if it is less than “well capitalized.” An institution is deemed “well capitalized” if it satisfies certain capital ratios and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of September 30, 2023, the Bank maintained a leverage ratio of more than 9.0% and, as an institution has elected to adopt the CBLR framework, the Bank was therefore well capitalized under the regulatory framework for prompt corrective action.

As of September 30, 2023 and December 31, 2022, BancPlus and BankPlus met the minimum CBLR requirement and therefore satisfied the capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
As of September 30, 2023:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$742,387	9.87%	$676,900	9.00%

Bank:
Community Bank Leverage Ratio	$691,686	9.20%	$676,311	9.00%

	Actual		Minimum Requirement to be Well Capitalized
As of December 31, 2022:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$721,001	10.54%	$615,566	9.00%

Bank:
Community Bank Leverage Ratio	$636,007	9.31%	$614,973	9.00%

Contractual Obligations

Contractual obligations as of September 30, 2023 totaled $1.95 billion and were primarily comprised of deposits with maturities of $1.20 billion, subordinated debentures of $133.6 million and operating lease obligations of $46.2 million. Contractual obligations due within the next twelve months were $1.15 billion and were primarily related to time deposits with maturity dates and short-term FHLB advances due in 2023-2024. Contractual obligations due in more than 12 months were $794.5 million and were comprised of $390.3 million of time deposits with maturity dates and $133.6 million of subordinated debentures with maturities ranging from 2030 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

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

Potential changes to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of September 30, 2023 and December 31, 2022 are presented in the table below (dollars in thousands). The projections for September 30, 2023 and December 31, 2022 assume immediate, parallel shifts down from the yield curves of 100, 200, and 300 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points.

	As of September 30, 2023				As of December 31, 2022
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	$(18,719)	(8.1)%	$(100,102)	(13.0)%	$(907)	(0.4)%	$(28,909)	(2.7)%
200	$(12,330)	(5.3)%	$(66,345)	(8.6)%	$(3,041)	(1.2)%	$(19,101)	(1.8)%
100	$(6,074)	(2.6)%	$(32,781)	(4.2)%	$(2,090)	(0.8)%	$(9,706)	(0.9)%
Unchanged	$—	—%	$—	—%	$—	—%	$—	—%
-100	$6,146	2.7%	$29,204	3.8%	$430	0.2%	$13,299	1.2%
-200	$11,489	5.0%	$53,415	6.9%	$(394)	(0.2)%	$17,758	1.7%
-300	$15,978	6.9%	$75,242	9.7%	$(9,414)	(3.7)%	$6,027	0.6%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 8.1% decrease in net interest income in year one and an 13.0% decrease in EVE as of September 30,

2023. At December 31, 2022, in the event of an immediate and sustained 300 basis point increase in interest, BancPlus would have experienced a 0.4% decrease in net interest income and a 2.7% decrease in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced an increase of 2.7% in net interest income and a 3.8% increase in EVE as of September 30, 2023, and a 0.2% increase in net interest income and a 1.2% increase in EVE as of December 31, 2022.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information about our legal proceedings refer to Footnote 13 to our Condensed Notes to Consolidated Financial Statements for the quarter ended September 30, 2023 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 5. Other Information

Securities Trading Plans Of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

BancPlus Corporation

Date:	November 13, 2023	By:	/s/ William A. Ray
William A. Ray
Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2023	By:	/s/ Karlen Turbeville
Karlen Turbeville
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)