Form 10-K
period 2023-12-31
BANCPLUS CORP
filed 2024-03-06
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2023

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

As of February 29, 2024, there were 11,611,981 outstanding shares of the registrant’s common stock, par value $1.00 per share.

BANCPLUS CORPORATION

FORM 10-K

DECEMBER 31, 2023

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
•failure of our risk management framework, disclosure controls and procedures, and internal controls over financial reporting;
•systems failures, unauthorized access, cybersecurity breaches, cyber-crime and other threats to data security or interruptions involving our information technology and telecommunications systems or third-party servicers;
•difficult business, market or political conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which we operate and in which our loans are concentrated, including inflation, declines in housing markets, an increase in unemployment levels and slowdowns in economic growth;
•the impact of any future U.S. federal government shutdown and uncertainty regarding the U.S. federal government’s debt limit and credit rating;
•the soundness of other financial institutions and the impacts related to or resulting from bank failures and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions;
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

ITEM 1. BUSINESS

General

BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. BancPlus’ wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of December 31, 2023, we operated 82 branch offices across Mississippi, Alabama, Louisiana, and Florida. BancPlus’ franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. As of December 31, 2023, BancPlus had total assets of $7.64 billion, gross loans of $6.08 billion, total deposits of $6.33 billion and total shareholders’ equity of $725.1 million.

BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables BancPlus to fulfill its core purpose of enriching lives and building stronger communities. BancPlus believes its team of local, experienced and relationship-focused bankers, along with strong brand recognition in its communities, differentiate BancPlus from its competitors. As a result, BancPlus has a diversified, stable deposit mix and a diversified loan portfolio. BancPlus’ deposit base consisted of 91.1% core deposits with a total deposit cost of 1.74% for the year ended December 31, 2023, while its loan portfolio was comprised of 73% commercial loans and 27% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area (“MSA”) as of June 30, 2023, and BancPlus believes it is well-positioned for future growth.
BancPlus’ common stock is not listed or traded on any established securities exchange or quotation system.

BancPlus’ website is www.bankplus.net.

BancPlus’ Markets

As of December 31, 2023, BancPlus conducted its operations through 82 branch locations across Mississippi, Alabama, Louisiana, and Florida. BancPlus believes its markets provide a diverse mix of opportunities to expand its client base and gain market share. BancPlus operates in a number of markets with favorable economic trends and seeks to replicate its strategy in new markets through organic growth and strategic acquisitions. BancPlus is headquartered in the Jackson, Mississippi MSA, where it ranks third in deposit market share with 15.1% of total deposits as of June 30, 2023. The Jackson, Mississippi MSA is BancPlus’ largest market and contains 45.3% of its deposits and 22.8% of its loans as of December 31, 2023. Some of the major industries in the Jackson MSA are healthcare, agriculture, professional services, and technology. The Jackson, Mississippi MSA is also home to major auto manufacturing facilities, including Nissan. Our Louisiana and Alabama regions represent 23.2% and 14.7% of total loans, respectively, 16.1% and 5.7% of total deposits, respectively.

Competitive Strengths

Strong Brand Awareness and Customer-Focused Business Model

BancPlus believes the BankPlus name is associated with a differentiated banking experience in the markets in which it operates. BancPlus’ customers value the personalized approach of its bankers and its banking platform. BancPlus provides convenient products and services, including extended branch banking hours, interactive teller machines (“ITMs”) and universal bankers in select markets, capable of meeting the diverse needs of its clients effectively. BancPlus also offers a suite of digital banking and mobile applications that are highly rated by users. BancPlus’ consumer mobile banking app is a highly rated mobile banking app in both the Apple App Store and Google Play. BancPlus is proud of the strong brand and convenient banking platform it has built in its communities and the relationships BancPlus has cultivated with its customers. BankPlus’ community involvement efforts have been nationally recognized by the Federal Deposit Insurance Corporation (“FDIC”), American Bankers Association and the Federal Home Loan Bank of Dallas, among others.

Stable, Low-Cost Deposit Franchise with Attractive Deposit Beta

BancPlus believes it has consistently generated stable, low-cost core deposits through its retail branch network. BancPlus’ deposit gathering strategy attracts a full spectrum of customers, from the underbanked to high net worth individuals and businesses, resulting in a diversified deposit base. As of December 31, 2023, BancPlus had over 334,000 customer deposit accounts with an average balance of approximately $19,000. BancPlus’ deposit base has a low total cost of 1.74% for the year ended December 31, 2023, which compares favorably to its peers. By leveraging its low-cost deposit franchise, BancPlus believes it has been able to generate a strong net interest margin compared to its peers without taking undue credit risk.

Diversified and Growing Loan Portfolio

BancPlus believes its markets provide opportunities to grow its loan portfolio organically and through strategic acquisitions while diversifying credit risk exposure. From December 31, 2018 to December 31, 2023, its loan portfolio grew from $2.1 billion to $6.1 billion, an increase of 193.1% and a compound annual growth rate of 24.0%. As of December 31, 2023, 99% of its loan portfolio was secured and only 9% of the loan portfolio was non-recourse. As of December 31, 2023, BancPlus’ loan portfolio consisted of 73% commercial loans and 27% consumer loans, with 86% of the loan portfolio secured by real estate. As of December 31, 2023, 26% of BancPlus’ loan portfolio reprices within 90 days, and an additional 13% reprices between 90 days and 12 months.

Profitability and Return Profile

BancPlus believes it has demonstrated success in executing its business strategy. From December 31, 2018 to December 31, 2023, BancPlus increased its loan-to-deposit ratio from 84.6% to 96.1%. The increased scale of its loan portfolio, combined with its low-cost deposit base, has created an attractive net interest margin compared to its peers. BancPlus believes its strong net interest margin and non-interest income have helped drive attractive returns for its shareholders. The wealth management, treasury services, private banking and mortgage banking products and services of BancPlus contribute to the diversity of its revenue sources. Additionally, BancPlus is focused on ongoing improvement of productivity and operational efficiency to increase shareholder value.

Employee Ownership and High Customer Satisfaction

BancPlus believes its employees are critical to its success, and its culture of empowerment stems in part from its employees owning, through the BancPlus Corporation Employee Stock Ownership Plan, approximately 13% of its common stock as of December 31, 2023. BankPlus has been recognized by American Banker as one of the “Best Banks to Work For” every year since the ranking’s inception in 2013. BancPlus believes the vested interest of its employees, coupled with its relationship-driven approach to meeting the needs of its customers, will continue to drive future growth.

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

BancPlus has a team of experienced credit analysts and underwriters who have tailored BancPlus’ risk management processes to support significant loan growth while maintaining its high underwriting standards. Moreover, the prudent management of past credit challenges has allowed BancPlus to successfully maintain strong credit and risk performance. As of December 31, 2023, its nonperforming loans to total loans ratio was 0.13%.

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

Effective March 1, 2022, BancPlus completed its merger (the “FTC Merger”) with First Trust Corporation (“FTC”), the holding company of First Bank and Trust (“FBT”). See Note 2 Business Combinations to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about the FTC Merger.

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

Enhance Non-interest Income Through Complementary Products and Services

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

Mortgage Banking. BancPlus is also engaged in the residential mortgage banking business, which primarily generates income from the origination and sale of mortgage loans. BancPlus originates residential mortgage loans as a service to its existing customers and as a way to develop relationships with new customers in order to support its core banking strategy. BancPlus’ mortgage banking revenue is affected by changes in the fair value of mortgage loans originated with the intent to sell because it measures these loans at the lower of cost or market. BancPlus looks to originate quality mortgage loans with a focus on purchase money mortgages along with a focus on refinancing primary residences. In accordance with its lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that satisfies secondary market standards as outlined by its investors and mortgage officers as to the size and complexity of the lending relationship.

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

BancPlus’ mortgage banking business is also directly impacted by the interest rate environment, increased regulation, consumer demand, driven in large part by general economic conditions and the real estate markets, and investor demand for mortgage securities. Mortgage production, especially refinancing activity, tends to decline in rising interest rate environments. While BancPlus had been experiencing historically low interest rates for an extended period of time, market interest rates began to rise during 2022, and continued to rise during 2023.

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

Loan Approval Process. The loan approval process at BankPlus is characterized by local authority supported by a risk control environment that provides for prompt and thorough underwriting of loans. BankPlus’ localized decision-making is reinforced through a centralized review process supported by technology that monitors all credits to ensure compliance with its credit policies. BankPlus’ loan approval method is based on a hierarchy of individual lending authorities for new credits and renewals granted to its individual bankers, market presidents, credit officers, senior management and Executive Loan Committee. The BankPlus board of directors establishes the maximum individual lending limits at each level and its senior management team sets individual authorities within these maximum limits to each individual based on demonstrated experience and expertise, which are periodically reviewed and updated. BankPlus believes that the ability to have individual loan authority up to specified levels based on experience and track record coupled with appropriate approval limits for its market presidents and credit officers allows it to provide prompt and appropriate responses to its clients while still allowing for the appropriate level of oversight.

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

Lending Limits. BankPlus is limited in the amount it can loan in the aggregate to a single borrower or related borrowers by the amount of its capital. BankPlus is a Mississippi chartered bank and therefore all branches, regardless of location, fall under the legal lending limits of the state of Mississippi. Mississippi’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of credit losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Generally, under Mississippi law, loans and extensions of credit to a borrower may not exceed 20% of BankPlus’ aggregate unimpaired capital and unimpaired surplus. Further, with prior approval of the Mississippi Department of Banking and Consumer Finance (“MDBCF”), BankPlus may elect to conform to similar standards applicable to national banks under federal law, in lieu of Mississippi law. Because the federal law and Mississippi state law standards are determined as a percentage of BankPlus’ capital, these state and federal limits either increase or decrease as BankPlus’ capital increases or decreases. BankPlus may seek to sell participations in its larger loans to other financial institutions, which would allow BankPlus to manage the risk involved in these loans and to meet the lending needs of its clients requiring extensions of credit in excess of these limits.

In addition to these legally imposed lending limits, BancPlus also employs appropriate limits on its overall loan portfolio and requirements with respect to certain types of lending and individual lending relationships. For example, BancPlus has lending limits related to borrower, portfolio segments and certain types of commercial real estate exposures.

Deposits and Other Sources of Funds

An important aspect of BancPlus’ business franchise value is the ability to gather deposits. BancPlus offers its customers a variety of deposit products, including checking accounts, savings accounts, money market accounts, certificates of deposit and other deposit accounts, through multiple channels, including its extensive network of 82 branch locations. As of December 31, 2023, BancPlus held $6.33 billion of total deposits. As of December 31, 2023, 91.1% of its total deposits were core deposits (defined as total deposits excluding time deposits greater than $250,000 and brokered deposits). BancPlus obtains most of its deposits from individuals, small businesses and municipalities in its market areas. BancPlus solicits deposits from these target segments through its local bankers, sophisticated product offerings and its brand-awareness initiatives, such as its community focused marketing and high-visibility branch locations. BancPlus believes that the rates it offers for core deposits are competitive with those offered by other financial institutions in its market areas. Secondary sources of funding include advances from the Federal Home Loan Bank of Dallas, borrowings at the Federal Reserve Discount Window and other borrowings. These secondary sources enable BancPlus to borrow funds at rates and terms, which, at times, are more beneficial to BancPlus.

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

Enterprise Risk Management

BancPlus’ operating model demands a strong risk culture built to address multiple areas of risk, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk. BancPlus’ risk culture is supported by significant investments in the right people and technologies to protect its business. The BancPlus board of directors is ultimately responsible for overseeing risk management at both the holding company and BankPlus level. BancPlus seeks to prudently identify and manage its risks through a disciplined, enterprise-wide approach to risk management, particularly credit, compliance, interest rate and cybersecurity risk. BancPlus’ risk management framework is overseen by the Chief Risk Officer who has more than 30 years of banking experience. BancPlus also maintains a risk management committee at BankPlus.

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

Information Technology Systems

BancPlus has recently made and continues to make significant investments in its information technology systems for its banking operations and related services. BancPlus believes that these investments are essential to enhance its capabilities to offer new products and overall customer experience, to provide scale for future growth and acquisitions, and to increase controls and efficiencies in its back-office operations. BancPlus’ technology investments include investment in the foundational layer of its infrastructure with the intent of establishing a technology platform positioned for growth. BancPlus actively manages its disaster recovery and business continuity plan. BancPlus strives to follow all recommendations outlined by the Federal Financial Institutions Examination Council in an effort to determine that BancPlus has effectively identified its risks and documented contingency plans for key functions and systems including providing back-up sites for all critical applications. BancPlus performs tests of the adequacy of these contingency plans on at least an annual basis.

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
As of December 31, 2023, BancPlus conducted business through 82 branches across Mississippi, Alabama, Louisiana, and Florida. Many other commercial banks, savings institutions and credit unions have offices in BancPlus’ primary market areas. These institutions include many of the largest banks operating in Mississippi, some of which are also among the largest banks in the country. Many of BancPlus’ competitors serve the same counties as BancPlus does. BancPlus’ competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that BancPlus may not currently offer, and may better afford and make broader use of media advertising, support services and electronic technology than BancPlus does. To offset these competitive disadvantages, BancPlus depends on its reputation as having greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.

Human Capital Resources

As of December 31, 2023, BancPlus had 1,129 full-time equivalent employees. As of that date, the average tenure for all of BancPlus’ full-time employees was approximately nine years while the average tenure of BancPlus’ executive officers was over 17 years. None of BancPlus’ employees is represented by collective bargaining agreements. BancPlus believes its employee relations to be good. BancPlus cares deeply about what kind of environment it fosters for its employees, so BancPlus continuously strives to improve programs, empowerment, satisfaction and benefits. BancPlus employees are part of a challenging and rewarding work environment, with high-performance and excellence integrated into all that BancPlus does.

BancPlus’ culture of empowerment is designed to promote commitment to improve the lives of those in the communities it serves. This commitment is evidenced by BancPlus’ core purpose that it enriches lives and builds stronger communities. That commitment has been a central pillar in BancPlus’ approach to its employees and the communities BancPlus has served for over 110 years. BancPlus’ culture is designed to adhere to the timeless values of integrity, trust, respect, passion, service, accountability, teamwork and innovation. In keeping with that culture, BancPlus expects its people to treat each other and BancPlus’ customers with the highest level of honesty and respect. BancPlus empowers its employees to go out of their way to do the right thing. BancPlus’ culture stems in part from its employees owning, through the BancPlus Corporation Employee Stock Ownership Plan, approximately 13% of its common stock as of December 31, 2023.

BancPlus dedicates resources to promote a safe and inclusive workplace and to attract, develop and retain talented, diverse employees. BancPlus also dedicates resources to fostering professional and personal growth with continued education. This commitment to its employees has earned BancPlus recognition by American Banker as one of the “Best Banks to Work For” for eleven consecutive years. According to “Best Banks to Work For”, 90% of BancPlus’ employees are proud to work for the Company. BancPlus is one of only six banks to achieve this national recognition every year since the ranking’s inception in 2013.

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

SUPERVISION AND REGULATION

General

BancPlus and BankPlus are extensively regulated, supervised, and examined under federal and state law. Generally, these laws and regulations are intended to protect BankPlus’ depositors, the FDIC’s Deposit Insurance Fund (the “DIF”), and the broader banking system, and not BancPlus’ shareholders. These laws and regulations cover all aspects of BancPlus’ business, including lending and collection practices, treatment of its customers, safeguarding deposits, customer privacy and information security, capital structure, liquidity, dividends and other capital distributions, and transactions with affiliates. Such laws and regulations directly and indirectly affect key drivers of BancPlus’ profitability, including, for example, capital and liquidity, product offerings, risk management, and costs of compliance. In addition, changes to these laws and regulations, including as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations promulgated thereunder, have had, and may continue to have, a significant impact on BancPlus’ business, results of operations, and financial condition. As a result, the extensive laws and regulations to which BancPlus is subject and with which BancPlus must comply significantly impact its earnings, results of operations, financial condition, and competitive position.

Set forth below is a summary of certain provisions of key federal and state laws that affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on our business, financial condition or results of operations.

Supervision and Examination Authorities

As a bank holding company, BancPlus is subject to regulation, supervision, and enforcement by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). BankPlus has a Mississippi state charter and is subject to regulation, supervision, and enforcement by the MDBCF. In addition, as a state non-member bank, BankPlus is subject to regulation, supervision, and enforcement by the FDIC as BankPlus’ primary federal regulator. The Federal Reserve, FDIC, and MDBCF regularly examine the operations of BancPlus and BankPlus and have the authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. These agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Federal Law Restrictions on the Company’s Activities and Investments

As a registered bank holding company, BancPlus is subject to regulation under the Bank Holding Company Act (the “BHCA”) and to the regulation, supervision, examination, and reporting requirements of the Federal Reserve.

The BHCA and its implementing regulations prohibit bank holding companies from engaging in certain transactions without the prior approval of the Federal Reserve, including (i) acquiring direct or indirect control of more than 5% of the voting shares of any bank or bank holding company, (ii) acquiring all or substantially all of the assets of any bank, and (iii) merging or consolidating with any other bank holding company. In determining whether to approve such a transaction, the Federal Reserve is required to consider a variety of factors, including the competitive impact of the transaction; the financial condition, managerial resources and future prospects of the bank holding companies and banks involved; the convenience and needs of the communities to be served, including the applicant’s record of performance under the Community Reinvestment Act; and the effectiveness of the parties in combatting money laundering activities. The Bank Merger Act imposes similar review and approval requirements in connection with acquisitions and mergers involving banks. Additionally, under the Change in Bank Control Act and BHCA, a person or company that acquires control of a bank holding company or bank must obtain the non-objection or approval of the Federal Reserve in advance of the acquisition. For a bank holding company that has a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as BancPlus, control for purposes of the Change in Bank Control Act is presumed to exist if the acquirer will have 10% or more of any class of the company’s voting securities.

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

As a bank holding company, BancPlus’ payments of dividends to its shareholders are subject to federal law limitations. The Federal Reserve has adopted the policy that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover the cash dividends, and that the company’s rate of earnings retention is consistent with the company’s capital needs, asset quality, and overall financial condition. In addition, a bank holding company is required to consult with or notify the Federal Reserve prior to purchasing or redeeming its outstanding equity securities in certain circumstances, including if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. A bank holding company that is well-capitalized, well-managed, and not the subject of any unresolved supervisory issues is exempt from this notice requirement.

In 2022, BancPlus Corporation issued and sold preferred stock to the United States Treasury under the Emergency Capital Investment Program (“ECIP”) made available to Community Development Financial Institutions (individually, an “ECIP recipient”), as described further in Note 14 Shareholders’ Equity to our Consolidated Financial Statements. As an ECIP recipient, capital distributions are subject to restrictions set forth in Appendix A of 31 CFR Part 35, limiting share buybacks and dividends. Prior approval of the U.S. Treasury is required for BancPlus to make capital distributions in excess of its “eligible distributable income” which is calculated as the ECIP recipient’s (a) year-to-date net income as of the end of the most recent calendar quarter, plus net income for the two preceding calendar years, less (b) any dividends or capital distributions for the year-to-date as of the end of the most recent calendar quarter, and for the two preceding calendar years.

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

Under the capital rules, common equity Tier 1 capital generally includes certain common stock instruments (plus any related surplus), retained earnings, and certain minority interests in consolidated subsidiaries (subject to certain limitations). Additional Tier 1 capital generally includes noncumulative perpetual preferred stock (plus any related surplus) and certain minority interests in consolidated subsidiaries (subject to certain limitations). Tier 2 capital generally includes certain subordinated debt (plus related surplus), certain minority interests in consolidated subsidiaries (subject to certain limitations), and a portion of the allowance for credit losses (“ACL”). Common equity tier 1 capital, additional Tier 1 capital, and Tier 2 capital are each subject to various regulatory deductions and adjustments. The risk-based capital standards of the generally applicable capital adequacy rules are designed to make regulatory capital requirements sensitive to differences in risk profile by risk weighting assets and off-balance-sheet exposures based on risk categories.

Failure to meet their applicable capital requirements could subject BancPlus and BankPlus to a variety of enforcement actions, including issuance of a capital directive, the termination of deposit insurance by the FDIC, and certain other restrictions on their business.

In addition, under the FDIC’s “prompt corrective action” framework, the FDIC may impose various restrictions, including limitations on growth and the payment of dividends, if an insured depository institution such as BankPlus becomes undercapitalized. Because it has elected to use the CBLR framework, BankPlus is considered “well capitalized” if it maintains a ratio of Tier 1 capital to average total assets of more than 9%. An insured depository institution that has not elected to use the CBLR framework would be considered to be “well capitalized” if it has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a total risk-based capital ratio of 10% or greater, and a leverage ratio of 5% or greater, and is not subject to any order or written directive by its primary regulator to meet and maintain a specific capital level for any capital measure.

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

At December 31, 2023 and 2022, BancPlus exceeded the minimum CBLR requirement, maintaining a ratio of Tier 1 capital to average total consolidated assets equal to 10.02% and 10.01%, respectively, and was “well-capitalized” for prompt corrective action purposes based on its CBLR.

Under a December 2018 final rule, banking organizations may elect to phase in the regulatory capital effects of the current expected credit losses (“CECL”) model, the new accounting standard for credit losses, over three years. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) permitted financial institutions to defer temporarily the use of CECL. In a related action, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020, that allowed banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available in December 2018. BancPlus and BankPlus elected to defer the regulatory capital effects of CECL in accordance with the interim final rule, and not to apply the deferral of CECL available under the CARES Act. Under the regulations, BancPlus is required to begin the three-year transition in the first fiscal year it has adopted CECL, which for BancPlus was 2023. As a result, the regulatory capital impact of BancPlus’ adoption of CECL is being phased in from January 1, 2023 through December 31, 2025.

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

FDIC Insurance Assessments

BankPlus’ deposits are insured by the DIF to the maximum extent permitted by law. BankPlus is required to pay quarterly premiums, known as assessments, for this deposit insurance coverage. The FDIC uses a risk-based assessment system that imposes insurance premiums as determined by multiplying an insured bank’s assessment base by its assessment rate. A bank’s deposit insurance assessment base is generally equal to its total assets minus its average tangible equity during the assessment period. A bank’s regular assessments are determined within a range of base assessment rates based in part on its CAMELS composite rating, taking into account other factors and adjustments. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity, and sensitivity to market and interest rate risk. The methodology that the FDIC uses to calculate assessment amounts is also based on the FDIC’s designated DIF reserve ratio, which is currently 2%. Under the current methodology, a bank’s assessment rates are based on an initial base assessment rate of 5 to 32 cents per $100 of the assessment base, subject to certain adjustments, and, for a bank of BankPlus’ size, may range from 2.5 to 32 cents after applying adjustments.

On November 29, 2023, the FDIC issued a final rule that imposes a special deposit insurance assessment on insured depository institutions in order to recover losses that the DIF has incurred in the receiverships of Silicon Valley Bank and Signature Bank. The rule requires the payment of the special assessment over eight quarterly assessment periods beginning in the first quarter of 2024, subject to adjustments if the total amount collected is insufficient to cover the DIF’s costs. Each quarterly special assessment is equal to 3.36 basis points (0.0336%) of the amount of an institution’s estimated uninsured deposits that exceeded $5 billion as of December 31, 2022. As of December 31, 2022, BankPlus’ estimated amount of uninsured deposits was approximately $1.5 billion, and therefore, BankPlus is not required to pay any amount of the special assessment.

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

Branching

As of December 31, 2023, BankPlus has branch offices in Mississippi, Alabama, Louisiana, and Florida. Current federal law generally authorizes interstate acquisitions of banks and bank holding companies without geographic limitation, so long as the acquirer satisfies certain conditions, including that it is “well capitalized” and “well managed.” Furthermore, a “well capitalized” and “well managed” bank with its main office in one state is generally authorized to merge with a bank with its main office in another state, subject to certain deposit-percentage limitations, aging requirements, and other restrictions. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. In addition, as a result of the Dodd-Frank Act, banks may establish de novo branches across state lines, subject to capital, management, and community reinvestment standards, and other restrictions.

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

On October 24, 2023, the federal bank regulatory agencies issued a final rule amending their CRA regulations, substantially revising how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods. Under the final rule, it may be more challenging and/or costly for the Bank to achieve an Outstanding or Satisfactory CRA rating. Institutions with assets of at least $2 billion, such as BankPlus, will be considered large banks and their retail lending, retail services and products, community development financing, and community development services will be subject to periodic evaluation. Depending on a large bank’s geographic distribution of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit taking facilities. Most of the final rule’s new requirements are applicable beginning January 1, 2026. The remaining new requirements, including data reporting requirements, are applicable on January 1, 2027. On February 5, 2024, a number of banking industry trade associations, along with national and local Chambers of Commerce, filed a lawsuit in Federal District Court in the Northern District of Texas against the Federal Reserve, FDIC and Office of the Comptroller of the Currency asserting that the agencies exceeded their statutory authority and acted arbitrarily and capriciously with their amendments to CRA regulations. The lawsuit asks the court to vacate the final regulation. The plaintiffs are also seeking a preliminary injunction to stop the final regulation from taking effect while the court decides the merits of the case.

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

In addition, the SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy, and governance.

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

As of December 31, 2023, BancPlus’ total C&D loans (as defined in the guidance) as a percentage of capital totaled 91.0% and its total CRE loans (as defined in the guidance) as a percentage of capital totaled 290.2%.

Small Business Lending Data Collection Rule

On March 30, 2023, the Consumer Financial Protection Bureau (the “CFPB”) finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. BancPlus is evaluating the impact of the new rule. The rule was scheduled to take effect on August 29, 2023, and would have required compliance by

October 1, 2024, April 1, 2025, or January 1, 2026, depending on the number of covered small business loans that a covered lender originates.

On July 31, 2023, the U.S. District Court for the Southern District of Texas enjoined the CFPB from implementing and enforcing the rule with respect to American Bankers Association members, which include the Company, pending the U.S. Supreme Court's consideration of the constitutionality of the CFPB’s funding structure in a separate case.

Third Party Risk Management Guidance

On June 6, 2023, the FDIC, the Federal Reserve and the OCC issued final guidance providing sound principles that support a risk-based approach to third-party risk management. BancPlus does not believe that this guidance requires material changes to its practices.

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

BancPlus’ business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. The business environment in which BancPlus operates has been impacted by the effects of worldwide macroeconomic uncertainty. Economic concerns persist as a result of economic conditions domestically and in foreign countries, including global political hostilities, cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, inflation, the consequences of bank failures and other economic and industry volatility as well as the increasing amount of United States sovereign debt. Inflation has become elevated, reflecting lingering supply and demand imbalances that began during the COVID-19 pandemic, supply chain issues, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term. Strategic risk, including threats to business models from rising interest rates and modest economic growth, remains high. Management’s ability to plan, prioritize and allocate resources in this new environment will be critical to BancPlus’ ability to sustain earnings that will attract capital. Because of the complexities presented by current economic conditions, management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying assets, liabilities and revenue and effectively managing the costs of compliance.

Market interest rates rose during 2022 and 2023 after an extended period at historical lows. As interest rates rise, so do competitive pressures on the deposit cost of funds. This has been exacerbated by bank failures and the resulting heightened competition for deposits, which has also affected the interest that BancPlus pays on deposits. Conversely, declines in interest rates exert pressure on the net interest margin of BancPlus (as well as its competitors) through reduced rates on interest-earning assets. It is not possible to predict the pace and magnitude of changes to interest rates, or the impact rate changes will have on BancPlus’ business, financial condition or results of operations.

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

BancPlus’ ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. BancPlus has exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks and other financial intermediaries. In addition, BancPlus participates in loans originated by other institutions and syndicated transactions (including shared national credits) in which other lenders serve as the lead bank. Moreover, BancPlus may be adversely affected by the soundness of other financial institutions even when it is not directly exposed to those institutions. For example, the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in 2023 resulted in significant disruption in the financial services industry and negative media attention, which has also adversely impacted the volatility and market prices of the securities of financial institutions and resulted in outflows of deposits for many financial institutions. Defaults by, declines in the financial condition of, or even rumors or questions about, one or more financial institutions, financial service companies or the financial services industry generally, may lead to difficulties related to liquidity, asset quality or other problems and could lead to losses or defaults by BancPlus or by other institutions. These problems, losses or defaults could have an adverse effect on BancPlus’ business, financial condition or results of operations.

The geographic concentration of BancPlus’ markets in Mississippi, Alabama, Louisiana, and Florida makes BancPlus more susceptible to adverse changes in the local economy and natural disasters such as tornadoes and flooding and other catastrophic events, including climate change.

Unlike larger financial institutions that are more geographically diverse, BancPlus is primarily a Mississippi banking franchise with locations in Alabama, Louisiana, and Florida. As of December 31, 2023, most of BancPlus’ total loans (by dollar amount) were made to borrowers who reside or conduct business in the Mississippi, Alabama, Louisiana, and Florida markets, and substantially all of BancPlus’ real estate loans are secured by properties located in these markets. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of BancPlus’ portfolio, the demand for its products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. If the population, employment or income growth in any of BancPlus’ markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of BancPlus’ larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets. For these reasons, any regional or local economic downturn could have an adverse effect on BancPlus’ business, financial condition or results of operations.

Further, the markets where a significant portion of BancPlus’ business is generated from have been, and may continue to be, susceptible to damage by major seasonal flooding, tornadoes, hurricanes and other natural disasters and adverse weather, as well as public health crises and other catastrophic events, including the effects of climate change. Natural disasters, public health crises, or other catastrophic events can disrupt BancPlus’ operations, cause widespread property damage, and severely depress the local economies in which it operates. Additionally, acts of war or terrorism, civil unrest, public health crises and other adverse external events could have a significant impact on BancPlus’ business, financial condition or results of operations. If the economies in BancPlus’ primary markets experience an overall decline as a result of a natural disaster, adverse weather, the effects of climate change, a public health crisis or other catastrophic or adverse external event, demand for loans and BancPlus’ other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and credit losses may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be adversely affected by a disaster. Natural or man-made disasters, public health crises or other catastrophic events, including the effects of climate change, could, therefore, result in decreased revenue and credit losses that could have an adverse effect on BancPlus’ business, financial condition or results of operations.

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

BancPlus’ growth over the past several years has been partially attributable to its ability to originate and retain relatively large loans given its asset size. As of December 31, 2023, BancPlus’ 20 largest borrowing relationships represented 8.58% of its total outstanding loan portfolio, including mortgage loans held for sale, and 10.80% of its total commitments to extend credit. Along with other risks inherent in BancPlus’ loans, such as the deterioration of the underlying businesses or property securing these loans, the larger size of these loans presents a risk to its lending operations. If any of its largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, BancPlus’ nonperforming loans and its provision for credit losses could increase significantly, which could have an adverse effect on its business, financial condition or results of operations.

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

Liquidity is essential to BancPlus’ business, and BancPlus monitors its liquidity and manages its liquidity risk at the BancPlus and BankPlus levels. BancPlus relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of its loans and investment securities, respectively, to ensure that it has adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale of BancPlus’ investment securities, the sale of loans, and other sources could have a substantial negative effect on BancPlus’ liquidity. BancPlus’ most important source of funds is deposits, and its future growth will largely depend on its ability to retain and grow its deposit base. Deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of BancPlus’ control, such as increasing competitive pressures for deposits, including when customers perceive alternative investments as providing a better risk/return tradeoff, changes in interest rates and returns on other investment classes, customer perceptions of BancPlus’ financial health and general reputation, or a loss of confidence by customers in BancPlus or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. If customers move money out of bank deposits and into other investments such as money market funds, BancPlus would lose a relatively low-cost source of funds, increasing its funding costs and reducing its net interest income and net income.

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

Like most financial institutions, BancPlus’ earnings depend to a great extent upon the level of its net interest income, or the difference between the interest income it earns on loans, investments and other interest earning assets, and the interest it pays on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease BancPlus’ net interest income depending on the make-up of its assets and liabilities. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2023, 30.40% of BancPlus’ interest earning assets and 37.00% of its interest-bearing liabilities were variable rate. These percentages of variable rate balances, as well as the terms of BancPlus’ fixed rate interest-bearing balances, resulted in a slightly liability sensitive balance sheet as December 31, 2023. Assuming a stable product mix, no change in customer behavior, no change in yield curve and stability of related items, BancPlus’ net interest income would decrease with rising interest rates and increase with falling interest rates.

Additionally, an increase in interest rates may, among other things, reduce the demand for loans, decrease loan repayment rates, and increase early withdrawals on term deposits. In contrast, a decrease in the general level of interest rates could affect BancPlus through, among other things, increased prepayments on its loan portfolio, and its cost of funds may not fall as quickly as yields on earning assets. The Federal Reserve raised interest rates in 2022 and 2023, and future changes to its monetary policy and the timing of them are not certain. BancPlus’ asset-liability management strategy may not be effective in mitigating exposure to the risks related to changes in market interest rates.

Because a significant portion of BancPlus’ loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing BancPlus’ real estate loans and result in loan and other losses.

Real estate values in BancPlus’ markets have experienced periods of fluctuation over the last several years, and recovery from declines in value has been slow and uneven and illiquidity of real estate holdings has increased. The market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2023, $5.26 billion, or 86.5%, of BancPlus’ total loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of BancPlus’ markets could increase the credit risk associated with its loan portfolio, and could result in losses that adversely affect its business, financial condition or results of operations. Negative changes in the economy affecting real estate values and liquidity in BancPlus’ market areas could significantly impair the value of property pledged as collateral on loans and affect its ability to sell the collateral upon foreclosure without additional loss. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Further, if real estate values decline, it is also more likely that BancPlus would be required to increase its allowance for credit losses. Such events could have an adverse effect on BancPlus’ business, financial condition or results of operations.

In particular, as of December 31, 2023, BankPlus and BancPlus’ wholly owned subsidiary, Oakhurst Development, Inc. (“Oakhurst”), carry an aggregate of $2.4 million in other real estate owned (“OREO”) acquired by foreclosure or otherwise in satisfaction of debts previously contracted. Although foreclosures and acquisitions of OREO are expected, negative changes in the economy affecting real estate values and the liquidity of real estate in BancPlus’ market areas could force BancPlus to foreclose upon collateral, which could significantly impair the value of property carried in its OREO accounts, increase the loss associated with OREO and affect BancPlus’ ability to sell such real estate without additional loss. Further, as of December 31, 2023, BancPlus’ commercial real estate loans totaled $3.40 billion, or 55.9%, of its total loan portfolio. These loans expose BancPlus to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with BancPlus’ residential or consumer loan portfolios. Unexpected deterioration in the credit quality of BancPlus’ commercial real estate loan portfolio would require it to increase its provision for credit losses, which would reduce its profitability and could adversely affect its business, financial condition or results of operations.

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

Historically, BancPlus has originated its mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, BancPlus is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require BancPlus to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event it breaches these representations and warranties. In addition, BancPlus may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims, BancPlus’ liquidity could diminish, which could have an adverse effect on its business, financial condition or results of operations. During 2023 and 2022 BancPlus was not required to repurchase any material amount of mortgage loans sold into the secondary market.

BancPlus’ allowance for credit losses may prove to be insufficient to absorb losses inherent in its loan portfolio, which could have an adverse effect on its business, financial condition or results of operations.

BancPlus’ experience in the banking industry indicates that some portion of its loans will not be fully repaid in a timely manner or at all. Accordingly, BancPlus maintains an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in its loan portfolio. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires BancPlus to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. As of December 31, 2023, BancPlus’ allowance for credit losses was $65.9 million. Inaccurate management assumptions, continued deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, temporary modifications, loan forgiveness, automatic forbearance and other factors, both within and outside of BancPlus’ control, may require it to increase its allowance for credit losses. In addition, federal and state banking regulators, as an integral part of their periodic examination, review the adequacy of BancPlus’ allowance for credit losses and may direct it to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for credit losses, BancPlus may need additional provision for credit losses to restore the adequacy of its allowance for credit losses. If BancPlus is required to materially increase its level of allowance for credit losses for any reason, such increases could have an adverse effect on its business, financial condition or results of operations.

BancPlus is dependent upon significant noninterest income, including deposit fees, some of which are under continual review by federal regulators and Congress.

As of December 31, 2023, BancPlus’ noninterest income, including service charges on deposits, totaled $69.8 million and constituted 16.0% of total revenue. BancPlus’ transaction account deposit base generates a significant contribution to its noninterest income through service charges on deposit accounts, largely in the form of overdraft fees, non-sufficient fund fees, and other deposit related service charges. BankPlus offers a discretionary overdraft service and many of BancPlus’ deposit customers elect to use this service, which will generate overdraft fees when the service is accessed. Such programs are under continual scrutiny by federal bank regulators as well as consumer rights groups. While BancPlus continually adjusts to comply with industry best practices, federal bank regulators or Congress could impose additional restrictions on these programs, which could reduce fees on the products offered. Because BancPlus derives a significant portion of its revenues from noninterest income, a reduction in such fees could have an adverse impact on its business, financial condition or results of operations. On January 24, 2024, the CFPB proposed a rule that would prohibit charging non-sufficient fund fees for transactions that are immediately declined. On January 17, 2024, the CFPB proposed a rule that would limit the overdraft fees that can be charged by banks with more than $10 billion in assets.

If BancPlus were to lose its status as a Community Development Financial Institution (“CDFI”), its ability to obtain grants and awards as a CDFI like those it has received in the past may be diminished or lost.

A portion of BancPlus’ community development business has historically been augmented by its status as a CDFI. CDFI status increases the potential for receiving grants and awards that, in turn, enable a financial institution to increase the level of community development financial services that it provides to communities. In the event BancPlus does not meet one or more of the annual recertification criteria, the CDFI Fund, in its sole discretion, may provide an opportunity for BancPlus to cure deficiencies prior to issuing a notice of termination of certification. From 2014 through the current period, BancPlus has received an aggregate of $14.1 million in grants made possible due to its status as a CDFI. Additionally, from time to time the CDFI Fund considers changes to the CDFI eligibility criteria, including through a request for public comment on changes to CDFI certification policies. Any loss of BancPlus’ status as a CDFI, and the resulting inability to obtain certain grants and awards received in the past, could have an adverse effect on BancPlus’ business, financial condition or results of operations.

The fair value of BancPlus’ investment securities can fluctuate due to factors outside of its control.

As of December 31, 2023, the fair value of BancPlus’ portfolio of available for sale investment securities was approximately $856.0 million, which included a net unrealized loss of approximately $41.4 million. Factors beyond BancPlus’ control can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions, defaults by the issuer, changes in market interest rates and instability in the capital markets. Many factors could cause realized or unrealized losses in future periods. The process for determining when an allowance for credit losses on securities is necessary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

Operational Risks

BancPlus’ risk management framework may not be effective in mitigating risks associated with new or existing lines of business and/or losses to BancPlus.

BancPlus’ risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which it is subject, including, among others, credit, market, liquidity, interest rate, cybersecurity and compliance. BancPlus’ framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Its risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss. If its risk management framework is not effective, BancPlus could suffer unexpected losses and its business, financial condition or results of operations could be adversely affected. BancPlus may also be subject to potentially adverse regulatory consequences.

BancPlus is dependent on the use of data and modeling in its management’s decision-making, and faulty data or modeling approaches could negatively impact its decision-making ability or possibly subject it to regulatory scrutiny in the future.

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision-making, and the employment of such analyses is becoming increasingly widespread in BancPlus’ operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which BancPlus is dependent on models and the data that underlie them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While BancPlus is not currently subject to regulatory stress testing requirements, it currently utilizes stress testing for internal capital, credit and liquidity purposes and anticipates that model-derived testing may become more extensively implemented by regulators in the future.

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

In deciding whether to extend credit or enter into other transactions with clients and counterparties, and the terms of any such transaction, BancPlus may rely on information furnished by or on behalf of customers and counterparties, including financial statements, property appraisals, title information, employment and income documentation, account information and other financial information. BancPlus may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Any such misrepresentation or incorrect or incomplete information, whether fraudulent or inadvertent, may not be detected prior to funding.

In addition, one or more of BancPlus’ employees or vendors could cause a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates BancPlus’ loan documentation, operations or systems. Employee errors and employee and client misconduct could subject BancPlus to financial losses or regulatory sanctions and seriously harm its reputation. Misconduct by its employees could include hiding unauthorized activities from BancPlus, improper or unauthorized activities on behalf of its customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions BancPlus takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject BancPlus to financial claims for negligence.

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

The preparation of BancPlus’ financial statements requires it to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies are inherently based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally estimated. These critical accounting policies include the allowance for credit losses, accounting for income taxes, the determination of fair value for financial instruments, the impairment of tax credit investments and accounting for stock-based compensation. This also includes estimates, judgments and assumptions for assessing the amortization/accretion of purchase accounting fair value differences and the impairment of long-lived assets, goodwill and other intangible assets in connection with the FTC Merger. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if the relevant factual assumptions are accurate, BancPlus’ decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools used by management. Any such failures in BancPlus’ processes for producing accounting estimates and managing risks could have an adverse effect on its business, financial condition or results of operations.

Changes in accounting standards by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies, including the implementation of CECL, may affect our financial statements.

BancPlus’ financial statements are subject to the application of GAAP, which are periodically revised and/or expanded. From time to time, the FASB or other accounting standard setting bodies adopt new accounting standard or amend existing standards. Market conditions often prompt these bodies to promulgate new guidance that further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures.

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

It is possible that future accounting standards that BancPlus is required to adopt could change the current accounting treatment that BancPlus applies to its consolidated financial statements and that such changes could have a material effect on BancPlus’ business, financial condition or results of operations.

Appraisals and other valuation techniques BancPlus uses in evaluating and monitoring loans secured by real property, OREO and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, BancPlus generally requires an appraisal of the property. However, in BancPlus’ rural markets, the ability to secure an appraisal may be difficult due to a lack of appraisers or lack of comparable transactions. An appraisal or other evaluation is only an estimate of the value of the property at the time the appraisal or evaluation is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, BancPlus may not be able to realize the full amount of any remaining indebtedness if it forecloses on and sells the relevant property. In addition, BancPlus relies on appraisals and other valuation techniques to establish the value of its OREO and personal property that it acquires through foreclosure proceedings and to determine certain loan impairments. If any of these valuations is inaccurate, BancPlus’ consolidated financial statements may not reflect the correct value of its OREO, and its allowance for credit losses may not reflect accurate loan impairments.

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

The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under fair lending laws and regulations could result in a wide variety of direct or indirect negative consequences, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have an adverse effect on BancPlus’ business, financial condition or results of operations.

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

Additionally, the federal banking agencies issued a final rule in October 2023 that largely begins to apply in January 2026 and may make it more challenging and/or costly for insured depository institutions to achieve an Outstanding or Satisfactory CRA rating. If BankPlus is unable to maintain at least a “Satisfactory” CRA rating, its ability to complete the acquisition of another financial institution or open a new branch will be adversely impacted. If BankPlus received an overall CRA rating of less than “Satisfactory,” the FDIC would not re-evaluate its rating until its next CRA examination, which may not occur for several more years, and it is possible that a low CRA rating would not improve in the future. BankPlus received a rating of “Outstanding” in its most recent CRA performance evaluation, as of March 22, 2021.

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

The deposits of BankPlus are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. BankPlus’ regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels, other financial measurements and the level of supervisory concern that it poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions, and we cannot predict what insurance assessments will be in the future. During the COVID-19 pandemic, the amount of total estimated insured deposits grew very rapidly while the funds in the DIF grew at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022 the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2%. As a result of this rule, the FDIC insurance costs of insured depository institutions, including BankPlus, have generally increased. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce BancPlus’ profitability or limit its ability to pursue certain business opportunities, which could adversely affect BancPlus’ business, financial condition or results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect BancPlus’ business, financial condition or results of operations.

In addition to being affected by general economic conditions, BancPlus’ earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The Federal Reserve raised interest rates in 2022 and 2023 after a prolonged period of reduced rates. However, future changes to its monetary policy and the timing of them are not certain. The effects of such policies upon BancPlus’ business, financial condition or results of operations cannot be predicted.

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

BancPlus may become involved in litigation matters in the ordinary course of business. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, BancPlus may in the future be subject to consent orders or other enforcement actions by its regulators. BancPlus may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding its current and/or prior business activities. Any such legal or regulatory actions may subject BancPlus to substantial compensatory or punitive damages, significant fines, penalties, obligations to change its business practices or other requirements resulting in increased expenses, diminished income and damage to its reputation. BancPlus’ involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in its favor, could also cause significant harm to its reputation and divert management’s attention from the operation of its business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. For example, BancPlus could be subject to litigation related to intellectual property. Banking and other financial services companies, such as BancPlus’, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, BancPlus may have to engage in protracted litigation. Such litigation is often expensive, time-consuming and disruptive to BancPlus’ operations and distracting to management. The outcome of legal and regulatory actions could have an adverse effect on BancPlus’ business, financial condition or results of operations.

Unauthorized access, cyber-crime and other threats to data security may subject BancPlus to regulatory action or penalties, require significant resources, harm BancPlus’ reputation, and otherwise cause harm to its business.

BancPlus’ business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that it maintains and in those maintained by third parties with whom BancPlus contracts to provide data services. BancPlus also maintains important internal company data such as personally identifiable information about its employees and information relating to its operations. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing BancPlus to additional costs for protection or remediation and competing time constraints to secure its data in accordance with customer expectations and statutory and regulatory privacy and other requirements. Although BancPlus has not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected its business, financial condition or results of operations, there can be no guarantee that it will not experience such an incident in the future. It is difficult or impossible to defend against every risk posed by changing technologies, as well as criminals that are intent on committing cyber-crime. The increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by BancPlus’ information technology department and its other employees and vendors could prove inadequate. BancPlus could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs, other technical malfunctions, or other causes. As a result of any of these threats, BancPlus’ customer accounts may become vulnerable to account takeover schemes or cyber-fraud. BancPlus’ systems and those of its third party vendors may also become vulnerable to damage or disruption due to circumstances beyond its or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, viruses and malware, or other events that could result in significant liability and damage to BancPlus’ reputation, and have an ongoing impact on the security and stability of the Company’s operations. In addition, although the Company maintains insurance coverage that may, subject to terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed the Company’s policy limits or are not covered under any of the Company’s current insurance policies.

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

Various state and federal banking and other regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. For example, a final rule that the federal banking agencies issued in November 2021 requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. In addition, the SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy, and governance. Ensuring that BancPlus’ collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase its costs. Furthermore, BancPlus may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with BancPlus, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or other were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), BancPlus could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of BancPlus’ measures to safeguard personal information, or even the perception that such measures are inadequate, could cause BancPlus to lose customers or potential customers for its products and services and thereby reduce its revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject BancPlus to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage its reputation and otherwise adversely affect its business, financial condition, or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

BancPlus recognizes the critical importance of assessing, identifying, and managing material risks from cybersecurity threats and safeguarding the security of its banking operations and data, including protecting its customers’ information. As described in more detail below, BancPlus has established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats (collectively, the “cybersecurity program”). The Company has devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and have made significant investments to maintain the security of the Company’s banking operations and data and cybersecurity infrastructure.

Risk Management and Strategy

BancPlus’ cybersecurity program is integrated into its overall enterprise-wide risk management program and based on guidance established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and applicable regulatory standards, as described below.

Collaboration

BancPlus’ cybersecurity program seeks to address cybersecurity risks through a cross-functional approach that is focused on confidentiality, security, and availability of the information that the Company collects and stores by identifying and mitigating cybersecurity threats and effectively responding to cyber threats when they occur. BancPlus’ cybersecurity program is primarily administered at the management level by the Cybersecurity Committee, which is led by Bancplus’ Chief Information Security Officer (“CISO”) with other members of executive management serving as members. The Cybersecurity Committee is a cross-functional governing body that drives alignment on security decisions across the Company. The Cybersecurity Committee meets regularly to develop strategies for preserving the confidentiality, integrity and availability of Company and customer information, identifying and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. The cybersecurity program includes controls and procedures that are designed to ensure prompt escalation of appropriate cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the BancPlus board of directors in a timely manner.

Risk Assessment

The Cybersecurity Committee, described below, meets as needed, but at least monthly, to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The Cybersecurity Committee also considers and makes recommendations to the BancPlus board of directors on the Company’s cybersecurity program, including security policies and procedures, security service requirements, and risk mitigation strategies. At least annually, the Cybersecurity Committee conducts a cybersecurity risk assessment that considers information from internal stakeholders, known information security vulnerabilities, and information from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance the Company’s cybersecurity program, including security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to the Risk Committee of the BancPlus board of directors and members of management.

Technical Safeguards

As part of the Company’s cybersecurity program, BancPlus regularly assess and deploy technical safeguards designed to protect the Company’s information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence, and incident response experience. In the event of a cybersecurity incident, the CISO will notify the Cybersecurity Committee.

Incident Response and Recovery Planning

As part of its cybersecurity program, BancPlus has established comprehensive incident response and recovery plans in the case of a cybersecurity incident and continues to regularly test and evaluate the effectiveness of those plans. The Company’s incident response and recovery plans address and guide its employees, management, and the BancPlus board of directors on responses to a cybersecurity incident.

Third-Party Risk Management

BancPlus engages third party assessors, consultants and auditors in connection with the Company’s information security program, including to conduct external penetration testing, independent audits, and risk assessments. BancPlus also utilizes third party service providers in the ordinary course of business. The Company has implemented controls designed to identify and mitigate cybersecurity threats associated with its use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. The Company uses a variety of inputs in such risk assessments, including information supplied by providers and third parties who assist in such risk assessment. In addition, the Company requires its providers to meet appropriate security requirements, controls, and responsibilities and investigate security incidents that have impacted the Company’s third-party providers, as appropriate.

Education and Awareness

BancPlus’ cybersecurity program requires each of the Company’s employees to contribute to the Company’s data security efforts. The Company regularly reminds employees of the importance of handling and protecting customer and employee data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats.

External Assessments

BancPlus’ cybersecurity program, including the related policies, standards, processes, and practices are regularly assessed by consultants and external auditors. These assessments include a variety of activities, including information security maturity assessments, audits and independent reviews of the Company’s information security control environment and operating effectiveness. Reports and significant findings from these assessments are provided to management and the Risk Committee of the BancPlus board of directors. The Company’s cybersecurity program is reviewed by the BancPlus board of directors at least annually and is adjusted based on the information provided from these assessments and other recommendations from the Cybersecurity Committee.

Cybersecurity Risk Oversight

The BancPlus board of directors, through the Risk Committee, provides direction and oversight of the enterprise-wide risk management framework of BancPlus. The Risk Committee of the BancPlus board of directors oversees the Company’s cybersecurity program. They receive regular reports from the Cybersecurity Committee about the prevention, detection, mitigation, and remediation of cybersecurity risks, including cybersecurity incidents, information security vulnerabilities, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents. BancPlus’ risk management framework is overseen by the Chief Risk Officer at the management level. BancPlus’ CISO has primary responsibility for assessing and managing material cybersecurity risks and leads management’s Cybersecurity Committee. The CISO’s experience spans over 20 years of cybersecurity operations and management, leading teams in highly regulated industries such as healthcare, education, and financial industry consulting for private and public companies. The CISO holds a Master of Business Administration and has attained a variety of professional certifications such as CISSP, CISM, GLAW, and GSEC, among others. The CISO reports to the Chief Risk Officer. See the section entitled “Part I, Item 1. Business—Enterprise Risk Management” for additional information on the role of the BancPlus board of directors and its committees in overseeing risk management.

Relevant Regulations

As a regulated financial institution, BankPlus is also subject to financial privacy laws and the Company’s cybersecurity practices are subject to oversight by the federal banking agencies. In addition, the SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy, and governance. For additional information, see the section entitled “Part I, Item 1. Business—Supervision and Regulation—Financial Privacy and Cybersecurity.”

Prior Incidents

Although BancPlus has not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected its business, financial condition or results of operations, there can be no guarantee that it will not experience such an incident in the future. There can be no guarantee that BancPlus’ policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. For additional information regarding the risks the Company faces from cybersecurity threats, please see the risk factor titled “Unauthorized access, cyber-crime and other threats to data security may subject BancPlus to regulatory action or penalties, require significant resources, harm BancPlus’ reputation, and otherwise cause harm to its business” included in Part I, Item 1A. Risk Factors of this report.

ITEM 2. PROPERTIES

BancPlus’ executive offices and those of BankPlus are located at 1068 Highland Colony Parkway, Ridgeland, Mississippi 39157 and, as of December 31, 2023, we operated 82 branch offices in Mississippi, Alabama, Louisiana, and Florida.

As of December 31, 2023, BankPlus owned 70 of its branch offices. The other facilities are occupied under lease agreements, the terms of which range from 1 to 97 years. BancPlus believes that its banking and other facilities are in good condition and are suitable and adequate to meet its needs.

ITEM 3. LEGAL PROCEEDINGS

For information about our legal proceedings refer to Footnote 18 to our Notes to Consolidated Financial Statements for the year ended December 31, 2023 contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Our Common Stock

There is no public trading market for BancPlus common stock. At February 29, 2024, there were 1,140 holders of record of our common stock as reported by our transfer agent. Because there have been no recent private sales of BancPlus common stock of which BancPlus is aware, no recent price data regarding BancPlus common stock is available.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of BancPlus’ financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Our wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of December 31, 2023, we operated 82 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of December 31, 2023, we had $6.33 billion of total deposits, and our deposit base consisted of 91.1% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 1.74% for the year ended December 31, 2023. Our loan portfolio was comprised of 72.9% commercial loans and 27.1% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi MSA as of June 30, 2023, and we believe we are well-positioned for future growth.
2023 Fiscal Year Highlights

•Net income for the year ended December 31, 2023 was $60.1 million, compared with $60.8 million for the same period of 2022
•Diluted earnings per share for the year ended December 31, 2023 were $5.25, compared with $5.41 for the same period of 2022
•Net interest income was $230.2 million for the year ended December 31, 2023, compared with $219.8 million for the same period of 2022
•Total loans held for investment were $6.08 billion at December 31, 2023, compared with $5.82 billion at December 31, 2022

Results of Operations

The following discussion of BancPlus’ results of operations compares the year ended December 31, 2023 to the year ended December 31, 2022. For additional information on BancPlus’ financial condition as of December 31, 2022 and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2022.
Net Income

Net income for the years ended December 31, 2023 and 2022 was $60.1 million and $60.8 million, respectively. BancPlus’ annualized return on average assets for the years ended December 31, 2023 and 2022 was 0.82% and 0.95%, respectively. BancPlus’ annualized return on average equity for the years ended December 31, 2023 and 2022 was 8.66% and 10.75%, respectively.

The decrease in net income and return on average assets and equity for the year ended December 31, 2023 compared to the same period of 2022 was primarily the result of increased noninterest expense and provision for credit losses as well as increases in average assets and equity partially offset by increased net interest income in the current year.
Net Interest Income

Net interest income represents interest income less interest expense. BancPlus generates interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities. BancPlus incurs interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness. Net interest income typically is the most significant contributor to BancPlus’ net income. To evaluate net interest income, BancPlus measures and monitors: (i) yields on its loans and other interest earning assets; (ii) the costs of its deposits and other funding sources; (iii) its net interest spread; and (iv) its net interest margin. Net interest spread is the difference between average rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

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

For the year ended December 31, 2023, interest income was $365.5 million, an increase of $119.1 million, or 48.3%, compared to interest income of $246.4 million for the year ended December 31, 2022. The increase in interest income was primarily the result of higher interest rates in the current year as well as increased interest-earning assets as a result of organic loan growth and the FTC Merger.

For the year ended December 31, 2023, interest expense was $135.2 million, an increase of $108.6 million, or 408.0%, compared to interest expense of $26.6 million for the year ended December 31, 2022. The increase in interest expense was primarily the result of higher interest rates and increased FHLB advances in the current year as well as increased interest-bearing liabilities as a result of the FTC Merger.

For the year ended December 31, 2023, net interest income was $230.2 million, an increase of $10.4 million, or 4.8%, compared to net interest income of $219.8 million for the year ended December 31, 2022.

Net interest margin for the year ended December 31, 2023 decreased 34 basis points to 3.33% from 3.67% for the same period of 2022 primarily as a result of the rising interest rate environment seen in the current year as rates on interest-bearing liabilities rose faster than yields on interest-earning assets in the current year-to-date period.
Our average interest-earning assets at December 31, 2023 increased $928.3 million, or 15.49%, to $6.92 billion from $5.99 billion at December 31, 2022. BancPlus’ average interest-bearing liabilities at December 31, 2023 increased $1.06 billion, or 26.21%, to $5.10 billion from $4.04 billion at December 31, 2022. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to organic loan and deposit growth and the FTC Merger. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 135.8% and 148.4% for the years ended December 31, 2023 and 2022, respectively.
BancPlus’ average interest earning assets produced a tax-equivalent yield of 5.28% for the year ended December 31, 2023 compared to 4.11% for the year ended December 31, 2022, respectively. The average rate paid on interest-bearing liabilities was 2.65% for the year ended December 31, 2023 compared to 0.66% for the year ended December 31, 2022. The year-over-year changes in yields reflect the rising interest rate environment seen in the current year.
Average Balances and Yields
The following tables show, for the years ended December 31, 2023 and 2022, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Years Ended December 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (1)	Average Balance	Interest & Fees	Yield / Rate (1)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$47,536	$2,278	4.79%	$268,986	$1,310	0.49%
Federal funds sold	—	—	—%	—	—	—%
	47,536	2,278	4.79%	268,986	1,310	0.49%
Investment securities:
Taxable investment securities	754,605	19,118	2.53%	625,905	10,336	1.65%
Tax-exempt investment securities	60,482	1,452	2.40%	68,153	1,589	2.33%
Total securities	815,087	20,570	2.52%	694,058	11,925	1.72%
Loans (2)	6,034,079	341,376	5.66%	5,020,695	233,048	4.64%
Federal Home Loan Bank stock	26,204	1,270	4.85%	10,830	139	1.28%
Total interest-earning assets	6,922,906	365,494	5.28%	5,994,569	246,422	4.11%
Noninterest-earning assets	448,206			410,313
Total assets	$7,371,112			$6,404,882

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,469,828	$20,467	1.39%	$1,574,512	$5,586	0.35%
Savings and money market deposits	2,017,787	53,746	2.66%	1,408,355	5,864	0.42%
Time deposits	1,043,152	30,518	2.93%	783,047	3,501	0.45%
Federal funds purchased	1,640	80	4.88%	1,136	50	4.40%
FHLB advances	429,657	21,326	4.96%	136,245	4,596	3.37%
Other borrowings	3,423	51	1.49%	6,875	292	4.25%
Subordinated debentures	133,560	9,057	6.78%	129,847	6,732	5.18%
Total interest-bearing liabilities	5,099,047	135,245	2.65%	4,040,017	26,621	0.66%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,496,042			1,740,283
Other noninterest-bearing liabilities	81,298			59,100
Total noninterest-bearing liabilities	1,577,340			1,799,383
Shareholders’ equity (3)	694,725			565,482
Total liabilities and shareholders’ equity	$7,371,112			$6,404,882
Net interest income/net interest margin (4)		230,249	3.33%		219,801	3.67%
Net interest spread (5)			2.63%			3.45%
Taxable equivalent adjustment:
Tax-exempt investment securities (6)		468			511
Net interest income/net interest margin (4)		$230,717	3.33%		$220,312	3.68%

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
(6)Interest income and averages rates for tax-exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2023 and 2022.

Rate/Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to the outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the later period to the change in average balances outstanding between periods. The following table presents the changes in the volume and rate of BancPlus’ interest-earning assets and interest-bearing liabilities for the dates indicated:

	Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$(10,612)	$11,581	$969
Investment securities:
Taxable investment securities	3,261	5,521	8,782
Tax-exempt investment securities	(184)	47	(137)
Total securities	3,077	5,568	8,645
Loans, net	57,332	50,996	108,328
Federal Home Loan Bank stock	745	385	1,130
Total interest-earning assets	$50,542	$68,530	$119,072

Interest-bearing liabilities:
Interest-bearing transaction deposits	$(1,458)	$16,339	$14,881
Savings and money market deposits	16,233	31,649	47,882
Time deposits	7,610	19,407	27,017
Federal funds purchased	25	5	30
FHLB advances	14,563	2,167	16,730
Other borrowings	(51)	(190)	(241)
Subordinated debentures	252	2,073	2,325
Total interest-bearing liabilities	$37,174	$71,450	$108,624
Net interest income	$13,368	$(2,920)	$10,448

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

For the year ended December 31, 2023, the provision for credit losses was $2.9 million compared to $1.4 million for the same period of 2022, an increase of $1.5 million, or 115.2%. The increase was primarily attributable to increased loan balances resulting from organic loan growth and the FTC Merger as well as credit losses on available for sale securities in the current year partially offset by a reduction in the reserve for unfunded loan commitments. The components of the provision for (recovery of) credit losses were:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Loans	$4,456	$1,365	$3,091	226.4%
Available for sale securities	2,035	—	2,035	100.0%
Unfunded loan commitments	(3,554)	—	(3,554)	100.0%
	$2,937	$1,365	$1,572	115.2%

Noninterest Income

Noninterest income consists of: (i) service charges on deposit accounts; (ii) mortgage origination income; (iii) debit card interchange; (iv) income from fiduciary activities; (v) ATM income; (vi) brokerage and insurance fees and commissions; (vii) life insurance income; (viii) CDFI grants; and (ix) other noninterest income.

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

Noninterest income was $69.8 million for the year ended December 31, 2023, compared to $70.2 million for the same period of 2022, a decrease of $433,000, or 0.6%, primarily due to decreases in service charges on deposit accounts and mortgage origination income partially offset by increases in other income and CDFI grants.

The following table presents the major components of noninterest income for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$25,080	$29,952	$(4,872)	(16.3)%
Mortgage origination income	4,087	6,510	(2,423)	(37.2)%
Debit card interchange	10,262	10,150	112	1.1%
Income from fiduciary activities	8,440	7,607	833	11.0%
ATM income	5,742	6,127	(385)	(6.3)%
Brokerage and insurance fees and commissions	2,765	2,690	75	2.8%
Life insurance income	2,956	2,563	393	15.3%
CDFI grants	2,288	443	1,845	416.5%
Other income	8,144	4,155	3,989	96.0%
Total	$69,764	$70,197	$(433)	(0.6)%

Service charges on deposit accounts decreased $4.9 million, or 16.3%, to $25.1 million for the year ended December 31, 2023, compared to $30.0 million for the same period of 2022. The decrease was primarily the result of lower non-sufficient funds fees in the current year.

Mortgage origination income decreased $2.4 million, or 37.2%, to $4.1 million for the year ended December 31, 2023 compared to $6.5 million for the same period of 2022. The decrease was primarily the result of decreased mortgage origination activity as refinancing activity has slowed in the current higher interest rate environment.
Other income increased $4.0 million, or 96.0%, to $8.1 million for the year ended December 31, 2023, compared to $4.2 million for the same period of 2022. The increase was primarily the result of the sale of shares of Class B Common Stock of Visa Inc. in the fourth quarter of 2023.

CDFI grant income increased $1.8 million, or 416.5%, to $2.3 million for the year ended December 31, 2023 from $443,000 for the same period of 2022. The increase was primarily the result of a grant awarded in September 2023 from the CDFI Equitable Recovery Program.

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

For the year ended December 31, 2023, noninterest expense totaled $220.9 million, an increase of $9.6 million, or 4.6%, from $211.2 million for the year ended December 31, 2022 primarily due to increases in other expenses, salaries and employee benefits expense, and marketing and promotional expenses, partially offset by a decrease in professional fees.

The following table presents the major components of noninterest expense for the year ended December 31, 2023 compared to the year ended December 31, 2022:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$127,259	$122,933	$4,326	3.5%
Net occupancy expenses	18,181	18,213	(32)	(0.2)%
Furniture, equipment and data processing expenses	30,309	29,845	464	1.6%
Marketing and promotional expenses	7,503	6,171	1,332	21.6%
Other real estate expenses and losses	745	1,262	(517)	(41.0)%
Professional fees	6,272	8,147	(1,875)	(23.0)%
Other expenses	30,610	24,673	5,937	24.1%
Total	$220,879	$211,244	$9,635	4.6%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 57.6% and 58.2% of total noninterest expense for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, salaries and employee benefits expense increased $4.3 million, or 3.5%, to $127.3 million, compared to $122.9 million for the year ended December 31, 2022. The increase in salaries and employee benefits expense was primarily due to voluntary retirement expense, expansion of our Alabama and Florida teams, and increased medical benefit costs as well as normal annual salary increases for employees and related expenses, partially offset by a reduction in bonus expense.

Other expenses increased $5.9 million, or 24.1%, to $30.6 million for the year ended December 31, 2023, compared to $24.7 million for the prior year. The increase was primarily attributable to increases in FDIC assessments, branch closure expense, Louisiana shares tax, and loss on disposal of fixed assets in the current year.

Marketing and promotional expenses increased $1.3 million, or 21.6%, to $7.5 million, for the year ended December 31, 2023, compared to $6.2 million for the prior year. The increase was primarily attributable to expanded marketing campaigns in new and existing markets.

Professional fees decreased $1.9 million, or 23.0%, to $6.3 million for the year ended December 31, 2023 compared to $8.1 million for the year ended December 31, 2022. The decrease was primarily the result of higher advisory fees in the prior year in connection with the FTC Merger partially offset by increased legal expenses in the current year from our portion of the previously disclosed Joint Settlement in the Madison Timber proceeding.
Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $16.1 million for the year ended December 31, 2023, compared to $16.6 million for the same period of 2022. BancPlus’ effective tax rate for the year ended December 31, 2023 was 21.1% compared to 21.5% for the same period of 2022. For the year ended December 31, 2023, the decrease in income tax expense over the prior year was primarily the result of lower income before taxes in the current year.

Financial Condition

The following discussion compares BancPlus’ financial condition as of December 31, 2023 to December 31, 2022.

Assets

Total assets at December 31, 2023 were $7.64 billion, an increase of $607.7 million over total assets of $7.03 billion at December 31, 2022. Total cash and cash equivalents increased $128.7 million, or 93.3%, to $266.6 million at December 31, 2023, compared to $137.9 million at December 31, 2022, primarily due to increases in deposits and proceeds from Federal Home Loan Bank advances, partially offset by an increase in cash outflow for investments and loans made during the period. Total loans increased $257.9 million, or 4.4%, to $6.08 billion at December 31, 2023, compared to $5.82 billion at December 31, 2022 as a result of organic loan growth. Investment securities increased $225.0 million, or 32.8%, from $686.2 million at December 31, 2022 to $911.2 million at December 31, 2023 primarily as a result of increases in BancPlus’ portfolio of U.S. treasuries and U.S. government agency obligations.

Investment Securities Portfolio

BancPlus’ investment securities portfolio, which consists primarily of U.S. government agency obligations, U.S. treasuries, mortgage-backed securities, municipal securities and corporate investments, is used as a source of liquidity and serves as collateral for certain types of deposits. BancPlus manages its investment securities portfolio according to a written investment policy. Balances in BancPlus’ investment securities portfolio change over time based on its funding needs and interest rate risk management objectives. BancPlus’ liquidity levels take into account anticipated future cash flows and all available sources of credit and are maintained at levels management believes ensure flexibility in meeting its anticipated funding needs.

As of December 31, 2023, 6.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 93.9% was classified as available for sale. As of December 31, 2022, 9.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 90.9% was classified as available for sale. Securities available for sale increased $232.1 million, or 37.2%, from

$623.9 million at December 31, 2022 to $856.0 million at December 31, 2023 primarily as a result of increases in BancPlus’ portfolio of U.S. treasuries and U.S. government agency obligations.

At December 31, 2023, U.S. government agency obligations represented 49.9%, U.S. treasuries represented 23.1%, municipal securities represented 10.9%, mortgage-backed securities represented 10.3%, corporate investments represented 5.0%, and asset-backed securities represented 0.8% of BancPlus’ investment securities portfolio. At December 31, 2022, U.S. government agency obligations represented 55.2%, municipal securities represented 16.1%, mortgage-backed securities represented 15.5%, corporate investments represented 6.7%, U.S. treasuries represented 5.0% and asset-backed securities represented 1.5% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
U.S. Government agency obligations	$—	—%	$—	—%
Issued by states and political subdivisions	55,170	6.05%	62,274	9.08%
Residential mortgage-backed securities	—	—%	—	—%
Total held-to-maturity	55,170	6.05%	62,274	9.08%

Available for Sale:
(At fair value)
U.S. Treasuries	210,118	23.06%	34,579	5.04%
U.S. Government agency obligations	454,923	49.93%	378,736	55.19%
Issued by states and political subdivisions	44,191	4.85%	48,150	7.02%
Mortgage-backed securities:
Residential	82,028	9.00%	94,132	13.72%
Commercial	12,273	1.35%	12,070	1.76%
Asset-backed securities	6,949	0.76%	10,220	1.49%
Corporate investments	45,539	5.00%	46,033	6.71%
Total available for sale	856,021	93.95%	623,920	90.92%

Total investment securities	$911,191	100.00%	$686,194	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using a tax rate of 21%.

	Maturity as of December 31, 2023
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Treasuries	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government agency obligations	—	—%	—	—%	—	—%	—	—%
Issued by states and political subdivisions	13,776	1.42%	35,076	2.94%	5,093	3.61%	1,225	4.31%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	—	—%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held-to-maturity	$13,776	1.42%	$35,076	2.94%	$5,093	3.61%	$1,225	4.31%

Available for sale:
U.S. Treasuries	$171,802	5.22%	$38,316	3.89%	$—	—%	$—	—%
U.S. Government agency obligations	75,249	0.68%	338,867	2.25%	38,980	2.31%	1,827	7.14%
Issued by states and political subdivisions	2,962	2.99%	23,863	2.78%	14,667	3.13%	2,699	4.24%
Mortgage-backed securities:
Residential	—	—%	1,546	1.81%	4,023	2.80%	76,459	2.56%
Commercial	—	—%	9,290	1.52%	2,685	1.58%	298	2.47%
Asset-backed securities	—	—%	—	—%	—	—%	6,949	6.71%
Corporate investments	—	—%	1,360	6.21%	43,487	4.27%	692	4.50%
Total available for sale	$250,013	3.83%	$413,242	2.43%	$103,842	3.25%	$88,924	3.04%

Total investment securities	$263,789	3.70%	$448,318	2.47%	$108,935	3.26%	$90,149	3.06%

	Maturity as of December 31, 2022
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$—	—%	$—	—%
Issued by states and political subdivisions	6,961	2.71%	47,221	2.53%	6,452	3.77%	1,640	4.39%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	—	—%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held-to-maturity	6,961	2.71%	47,221	2.53%	6,452	3.77%	1,640	4.39%

Available for sale:
U.S. Treasuries	$25,302	1.35%	$9,277	1.24%	$—	—%	$—	—%
U.S. Government agency obligations	57,051	0.57%	259,397	1.02%	59,604	1.38%	2,684	4.79%
Issued by states and political subdivisions	3,391	2.72%	22,436	2.96%	19,230	3.19%	3,093	3.62%
Mortgage-backed securities:
Residential	—	—%	386	1.48%	5,691	2.29%	88,056	2.54%
Commercial	—	—%	9,082	1.52%	2,637	1.58%	350	2.56%
Asset-backed securities	—	—%	—	—%	—	—%	10,220	5.57%
Corporate investments	—	—%	437	2.75%	42,767	4.12%	2,829	6.33%
Total available for sale	85,744	0.89%	301,015	1.19%	129,929	2.59%	107,232	3.02%

Total investment securities	$92,705	1.02%	$348,236	1.37%	$136,381	2.65%	$108,872	3.04%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of December 31, 2023		As of December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$1,551,777	25.51%	$1,403,974	24.11%
Construction and land development	731,449	12.03%	772,357	13.26%
Farmland	309,840	5.09%	283,832	4.87%
Other commercial	2,666,956	43.86%	2,467,216	42.36%
Total real estate	5,260,022	86.49%	4,927,379	84.60%
Commercial and industrial	631,528	10.38%	706,466	12.13%
Agricultural production and other loans to farmers	91,976	1.51%	80,770	1.39%
Consumer and other	98,485	1.62%	109,534	1.88%
Total loans, gross	6,082,011	100.00%	5,824,149	100.00%
Allowance for credit losses	(65,872)		(42,875)
Total loans, net	$6,016,139		$5,781,274

Our loan portfolio was comprised of 72.9% commercial loans and 27.1% consumer loans as of December 31, 2023, compared to 74.0% commercial loans and 26.0% consumer loans as of December 31, 2022. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At December 31, 2023, BancPlus’ loan portfolio included $392.8 million of loan participations purchased, or 6.46% of total loans, which included $222.5 million of shared national credits. At December 31, 2022, BancPlus’ loan portfolio included $471.3 million of loan participations purchased, or 8.09% of total loans, which included $274.4 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of December 31, 2023
(Dollars in thousands)	Due in One Year or Less		More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$167,444		$501,115	$477,595	$405,623	$1,551,777
Construction and land development	330,448	330,448	336,288	51,417	13,296	731,449
Farmland	50,778		113,066	112,791	33,205	309,840
Other commercial	317,227		1,686,390	482,256	181,083	2,666,956
Total real estate	865,897		2,636,859	1,124,059	633,207	5,260,022
Commercial and industrial	148,992		418,518	64,018	—	631,528
Agricultural production and other loans to farmers	45,022		46,483	471	—	91,976
Consumer and other loans	24,280		68,383	5,822	—	98,485
Total loans	$1,084,191		$3,170,243	$1,194,370	$633,207	$6,082,011

	As of December 31, 2022
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$149,146	$401,119	$497,926	$355,783	$1,403,974
Construction and land development	272,454	379,245	104,632	16,026	772,357
Farmland	46,925	114,854	96,937	25,116	283,832
Other commercial	254,430	1,504,253	487,890	220,643	2,467,216
Total real estate	722,955	2,399,471	1,187,385	617,568	4,927,379
Commercial and industrial	151,895	451,261	103,310	—	706,466
Agricultural production and other loans to farmers	40,558	39,665	547	—	80,770
Consumer and other loans	39,667	64,715	5,138	14	109,534
Total loans	$955,075	$2,955,112	$1,296,380	$617,582	$5,824,149

	As of December 31, 2023
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,222,057	$329,720	$1,551,777
Construction and land development	345,469	385,980	731,449
Farmland	181,753	128,087	309,840
Other commercial	1,977,444	689,512	2,666,956
Total real estate	3,726,723	1,533,299	5,260,022
Commercial and industrial	328,076	303,452	631,528
Agricultural production and other loans to farmers	47,231	44,745	91,976
Consumer and other loans	67,785	30,700	98,485
Total loans	$4,169,815	$1,912,196	$6,082,011

	As of December 31, 2022
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,115,571	$288,403	$1,403,974
Construction and land development	413,291	359,066	772,357
Farmland	181,973	101,859	283,832
Other commercial	1,748,802	718,414	2,467,216
Total real estate	3,459,637	1,467,742	4,927,379
Commercial and industrial	316,909	389,557	706,466
Agricultural production and other loans to farmers	44,941	35,829	80,770
Consumer and other loans	78,411	31,123	109,534
Total loans	$3,899,898	$1,924,251	$5,824,149

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At December 31, 2023, BancPlus had total off-balance sheet commitments of $1.12 billion. At December 31, 2023, BancPlus had an allowance for credit loss on off-balance sheet commitments of $9.0 million.

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of December 31, 2023
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,531,377	$—	$20,400	$—	$1,551,777
Construction and land development	728,493	246	2,710	—	731,449
Farmland	306,916	—	2,924	—	309,840
Other commercial	2,654,378	—	12,578	—	2,666,956
Total real estate	5,221,164	246	38,612	—	5,260,022
Commercial and industrial	617,896	—	12,016	1,616	631,528
Agricultural production and other loans to farmers	91,893	—	83	—	91,976
Consumer and other	98,332	—	153	—	98,485
Total	$6,029,285	$246	$50,864	$1,616	$6,082,011

	As of December 31, 2022
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,391,039	$—	$12,852	$83	$1,403,974
Construction and land development	768,699	303	3,355	—	772,357
Farmland	280,522	—	3,310	—	283,832
Other commercial	2,456,708	—	10,384	124	2,467,216
Total real estate	4,896,968	303	29,901	207	4,927,379
Commercial and industrial	693,963	—	12,503	—	706,466
Agricultural production and other loans to farmers	80,524	—	246	—	80,770
Consumer and other	108,279	—	1,255	—	109,534
Total	$5,779,734	$303	$43,905	$207	$5,824,149

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans that are 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Nonaccrual loans:
Real estate loans:
Residential properties	$3,180	$2,726
Construction and land development	239	24
Farmland	642	960
Other commercial	1,613	1,215
Total real estate	5,674	4,925
Commercial and industrial	1,523	192
Agricultural production and other loans to farmers	—	155
Consumer and other	17	—
Total nonaccrual loans	7,214	5,272

90+ days past due and accruing:
Real estate loans:
Residential properties	270	1,079
Construction and land development	—	1,578
Farmland	—	427
Other commercial	124	216
Total real estate	394	3,300
Commercial and industrial	339	545
Agricultural production and other loans to farmers	—	—
Consumer and other	28	697
Total 90+ days past due and accruing	761	4,542
Total nonperforming loans	7,975	9,814
Plus: foreclosed assets	2,368	4,231
Total nonperforming assets	$10,343	$14,045

Nonaccrual loans to total loans	0.12%	0.09%
Nonperforming loans to total loans	0.13%	0.17%
Nonperforming assets to total assets	0.14%	0.20%
Allowance for credit losses to nonaccrual loans	913.11%	813.26%
Total nonperforming assets decreased by $3.7 million, or 26.4%, from $14.0 million at December 31, 2022 to $10.3 million at December 31, 2023, primarily as a result of reductions in loans past due 90 days or more and accruing and foreclosed assets partially offset by an increase in nonaccrual loans. The decreases in nonperforming loans and foreclosed assets resulted in a corresponding decrease in the ratios for nonperforming loans to total loans and nonperforming assets to total assets for the year ended December 31, 2023, while the increase in nonaccrual loans resulted in a corresponding increase in the ratio for nonaccrual loans to total loans.

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

These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During 2023, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of supply chain disruptions, labor shortages, and the conflicts in Ukraine and the Middle East. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for credit losses.

The allowance for credit losses was $65.9 million and $42.9 million, and the allowance for credit losses as a percentage of loans was 1.08% and 0.74%, at December 31, 2023 and December 31, 2022, respectively. Net charge-offs totaled $2.2 million and $3.5 million for the year ended December 31, 2023 and 2022, respectively. The variance was primarily the result of a decrease in charge-offs on residential properties, commercial and industrial and consumer and other loans partially offset by a reduction in recoveries on consumer and other loans.

The allowance for credit losses increased by $23.0 million, or 53.64%, to $65.9 million at December 31, 2023, from $42.9 million at December 31, 2022, primarily due to the adoption of ASU 2016-13.

The following is a summary of the activity in the allowance for credit loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Balance, beginning of period	$42,875	$45,000
Impact of adopting ASU 2016-13	20,744	—
Charge-offs:
Residential properties	255	826
Construction and land development	128	1
Farmland	114	120
Other commercial	399	559
Total real estate	896	1,506
Commercial and industrial	835	1,830
Agricultural production and other loans to farmers	53	227
Consumer and other	3,170	4,303
Total charge-offs	4,954	7,866
Recoveries:
Residential properties	222	531
Construction and land development	105	476
Farmland	101	21
Other commercial	219	596
Total real estate	647	1,624
Commercial and industrial	274	160
Agricultural production and other loans to farmers	27	51
Consumer and other	1,803	2,541
Total recoveries	2,751	4,376
Net charge-offs	2,203	3,490
Provision for credit losses	4,456	1,365
Balance, end of period	$65,872	$42,875

Total loans, end of period (including loans held for sale)	$6,088,536	$5,829,522
Average loans	6,034,079	5,020,695
Net charge-offs to average loans	0.04%	0.07%
Allowance for credit losses to total loans	1.08%	0.74%

The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Years Ended December 31,
	2023			2022
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans
Residential properties	33	1,477,924	—%	295	1,179,701	0.03%
Construction and land development	23	813,680	—%	(475)	797,823	(0.06)%
Farmland	13	298,649	—%	99	246,179	0.04%
Other commercial	180	2,556,639	0.01%	(37)	1,988,384	—%
Commercial and industrial	561	698,071	0.08%	1,670	619,413	0.27%
Agricultural production and other loans to farmers	26	83,337	0.03%	176	77,783	0.23%
Consumer and other	1,367	99,712	1.37%	1,762	103,530	1.70%
Loans held for sale	—	6,067	—%	—	7,882	—%
Total	2,203	6,034,079	0.04%	3,490	5,020,695	0.07%

The following tables present a summary of the allocation of the allowance for credit losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$20,487	31.1%	$9,958	23.2%
Construction and land development	15,494	23.5%	6,519	15.2%
Farmland	1,229	1.9%	1,963	4.6%
Other commercial	21,044	31.9%	18,219	42.5%
Total real estate	58,254	88.4%	36,659	85.5%
Commercial and industrial	6,556	10.0%	4,750	11.1%
Agricultural production and other loans to farmers	241	0.4%	641	1.5%
Consumer and other	821	1.2%	825	1.9%
Total allowance for credit losses	$65,872	100.0%	$42,875	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million at both December 31, 2023 and December 31, 2022. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the merger (the “SCC Merger”) with State Capital Corp. (“SCC”), the holding company of State Bank & Trust Company, and the FTC Merger. Total other intangible assets at December 31, 2023 and December 31, 2022 were $9.9 million and $11.5 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent
Non-interest bearing	$1,496,042	0.00%	24.82%	$1,740,283	0.00%	31.61%
Interest bearing:
Transaction accounts	1,469,828	1.39%	24.39%	1,574,512	0.35%	28.60%
Money market and other savings accounts	2,017,787	2.66%	33.48%	1,408,355	0.42%	25.58%
Certificates of deposit	1,038,396	2.91%	17.23%	783,047	0.45%	14.22%
Brokered time deposits	4,756	5.45%	0.08%	—	—%	—%
Total deposits	$6,026,809	1.74%	100.00%	$5,506,197	0.27%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $520.6 million, or 9.5%, to $6.03 billion at December 31, 2023 compared with $5.51 billion at December 31, 2022 primarily resulted from increases in money market and other savings accounts and certificates of deposit driven by the higher interest rate market. At December 31, 2023 and 2022, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $1.99 billion and $1.53 billion, respectively.

The following table shows the maturity of certificates of deposit, including brokered time deposits, as of December 31, 2023:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$108,390	$168,049	$276,439	$53,096
Over 3 months through 6 months	100,300	195,585	295,885	51,751
Over 6 months through 12 months	91,262	168,995	260,257	54,949
Over 12 months	196,179	409,043	605,222	92,178
Total deposits	$496,131	$941,672	$1,437,803	$251,974

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At December 31, 2023 and December 31, 2022, BancPlus had no short-term borrowings. The following is a summary of our short-term borrowings during the periods presented.

(Dollars in thousands)	Balances Outstanding			Weighted Average Rate
December 31, 2023	Maximum Month End	Average Daily	At Period End	During Period	At Period End
Federal funds purchased	$—	$1,642	$—	4.86%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$—	$1,642	$—

December 31, 2022
Federal funds purchased	$20,003	$1,136	$—	4.39%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$20,003	$1,136	$—

Advances from FHLB and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. As of December 31, 2023 and December 31, 2022, BancPlus had $375.1 million and $318.1 million in FHLB borrowings, at a weighted average interest rate of 4.79% and 4.52%, respectively.

The Company also has available funding from the Federal Reserve Bank’s discount window which it utilizes from time to time for short-term funding. At December 31, 2023, the Company had zero borrowings outstanding with the Federal Reserve Bank.

On February 25, 2022, the Company entered into a $20.0 million revolving line of credit with a correspondent bank. The line of credit is collateralized by 9,000 shares of BankPlus common stock. The line of credit bears interest at a floating rate of Wall Street Journal Prime with 3.25% interest rate floor. Interest only payments are due on a quarterly basis with the principal due at maturity on February 25, 2024. Unused fees on the revolving line of credit are paid quarterly at 0.25%. For the year ended December 31, 2023, the Company paid unused fees of $51,000. The balance outstanding on this revolving line of credit was zero at December 31, 2023.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	December 31, 2023
2024	$190,013
2025	125,013
2026	60,014
2027	14
2028	5
Thereafter	—
Total	$375,059

Subordinated Debentures. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and are being amortized over the life of the Notes. At December 31, 2023 and December 31, 2022, the remaining unamortized balance of these issuance costs was $928,000 and $1.1 million, respectively. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to the Three-Month Term SOFR plus 586 basis points, with interest during this period payable quarterly in arrears. The Notes qualify as Tier 2 capital for regulatory capital purposes. The Company used the proceeds from the Notes for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the consolidated balance sheet at December 31, 2023 due to the remaining purchase premium of $397,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	December 31, 2023	December 31, 2022
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month CME Term SOFR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month CME Term SOFR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month CME Term SOFR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month CME Term SOFR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month CME Term SOFR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at December 31, 2023 due to the remaining purchase discount which was established upon the SCC Merger and is being amortized over the remaining life of the debentures. At December 31, 2023 and December 31, 2022, the remaining unamortized purchase discount was $3.5 million and $3.7 million, respectively.

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

Shareholders’ equity increased $27.0 million, or 3.9%, to $725.1 million at December 31, 2023 from $698.1 million at December 31, 2022, primarily due net income of $60.1 million and other comprehensive gain of $11.9 million, partially offset by the cumulative change in accounting principle related to the adoption of ASU 2016-13 of $25.0 million and dividends paid of $20.9 million for the year to date period.

Liquidity and Capital Resources

Bank Liquidity Management

Liquidity is BancPlus’ capacity to meet its cash and collateral obligations at a reasonable cost, having cash when BancPlus needs it and having the appropriate amount of cash and other assets that are quickly convertible into cash without incurring significant loss. BancPlus is expected to maintain adequate liquidity at BankPlus to meet the cash flow requirements of its customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Maintaining an adequate level of liquidity depends on BancPlus’ ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting either BancPlus’ daily operations or its financial condition. BancPlus’ Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management, is responsible for managing commitments to meet the needs of customers while achieving its financial objectives. ALCO meets regularly to review balance sheet composition, funding capacities, and current and forecasted loan demand, and BancPlus’ Treasury Management department continuously monitors liquidity position to ensure that assets and liabilities are managed in a manner that will meet all of its short-term and long-term cash requirements.

BancPlus manages its liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities, which BancPlus considers its primary liquidity. Furthermore, a significant portion of these unencumbered liquid assets are comprised of U.S. government agency obligations, mortgage backed securities and other agency securities, which the regulatory bodies consider the most marketable and liquid, especially in a stress scenario. In regard to off-balance sheet capacity, BancPlus maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of St. Louis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which BancPlus consider its secondary liquidity. BancPlus also monitors its liquidity requirements in light of interest rate trends, changes in the economy, scheduled maturities and interest rate sensitivity of investments, loans, borrowings and deposits. As part of its liquidity management strategy, BancPlus is also focused on minimizing its costs of liquidity by growing its noninterest-bearing and other low-cost deposits and replacing higher cost borrowed funds.

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

Primary Liquidity – On-Balance Sheet (Dollars in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$266,591	$137,895
Total securities	911,191	686,194
Less: pledged securities	(122,105)	(487,372)
Total primary liquidity	$1,055,677	$336,717
Ratio of primary liquidity to total deposits	16.7%	5.8%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity (Dollars in thousands)	December 31, 2023	December 31, 2022
Net secured borrowing capacity with the FHLB	$1,892,541	$1,880,392
Net secured borrowing capacity with the Federal Reserve Bank	515,558	573,588
Unsecured borrowing capacity with correspondent lenders	218,000	243,000
Available capacity on revolving line of credit	20,000	20,000
Total secondary liquidity	$2,646,099	$2,716,980
Ratio of primary and secondary liquidity to total deposits	58.5%	52.4%

During the year ended December 31, 2023, BancPlus’ primary liquidity increased by $719.0 million to $1.06 billion, compared to $336.7 million at December 31, 2022, primarily due to an increase in cash and cash equivalents and securities and a decrease in pledged securities. Secondary liquidity decreased by $70.9 million to $2.65 billion as of December 31, 2023 from $2.72 billion as of December 31, 2022. This decrease was primarily due to a decrease in BancPlus’ Federal Reserve and FHLB borrowing capacities.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $5.77 billion and $5.66 billion and represented 91.1% and 97.1% of total deposits as of December 31, 2023 and December 31, 2022, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources.

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

Due to state banking laws, BankPlus may not pay dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $28.8 million and $25.2 million for the years ended December 31, 2023 and December 31, 2022, respectively, to BancPlus. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the

Company. As of December 31, 2023 and December 31, 2022, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action.

As of December 31, 2023 and December 31, 2022, BancPlus and BankPlus met the minimum CBLR requirement and therefore satisfied the capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
As of December 31, 2023:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	756,155	10.02%	679,472	9.00%

Bank:
Community Bank Leverage Ratio	755,482	10.01%	679,129	9.00%

	Actual		Minimum Requirement to be Well Capitalized
As of December 31, 2022	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	721,001	10.54%	615,566	9.00%

Bank:
Community Bank Leverage Ratio	636,007	9.31%	614,973	9.00%

Contractual Obligations

Contractual obligations as of December 31, 2023, totaled $1.991 billion and were primarily comprised of deposits with maturities of $1,437.8 million, FHLB advances of $375.1 million, subordinated debentures of $133.7 million and operating lease obligations of $44.5 million. Contractual obligations due within the next twelve months were $1,027.9 million and were primarily related to time deposits with maturity dates and FHLB advances. Contractual obligations due in more than 12 months were $963.2 million and were comprised of $605.2 million of time deposits with maturity dates and $133.7 million of subordinated debentures with maturities ranging from 2034 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

Recent Accounting Pronouncements

See Note 1 Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

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
The following is a discussion of the critical accounting policies and significant estimates that BancPlus believes require BancPlus to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our 2023 consolidated financial statements elsewhere in this Annual Report on Form 10-K.
Allowance for Credit Losses - Loans Held for Investment

The allowance for credit losses on loans held for investment is established through a provision for credit losses which is charged to expense. Credit losses are charged against the allowance when management determines all or a portion of the loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance for cash received on previously charged-off amounts. If the allowance is considered inadequate to absorb future credit losses on existing loans for any reason, including but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, the provision for credit losses is increased.

Allowance for Credit Losses on Unfunded Loan Commitments

The allowance for credit losses on unfunded loan commitments is established when the Company has a present contractual obligation to extend credit and the obligation is not unconditionally cancellable by the Company. Loan commitments may have a funded and unfunded portion, of which the liability for unfunded commitments is derived based upon the commitments to extend credit to a borrower (e.g., an estimate of expected credit losses is not established for unfunded portions of loan commitment that are unconditionally cancellable by the Company). The expected credit losses for funded portions are reported in the previously discussed ACL. The Company segments its unfunded commitment portfolio consistent with the ACL calculation. The Company incorporates the probability of funding (i.e., estimate of utilization) for each segment and then utilizes the ACL loss rates for each segment on an aggregate basis to calculate the allowance for unfunded commitments.

Allowance for Credit Losses on Securities

For available-for-sale debt securities with fair value below amortized cost, when the Company does not intend to sell the debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the Company recognizes the credit component of a decline in fair value of a debt security in income and the remaining portion in other comprehensive income (loss). Decline in fair value related to a credit loss is measured using the discounted cash flow method. Credit loss recognition is limited to the amount that the fair value of the security is less than the amortized cost. The decline in fair value is recognized by establishing an allowance for credit loss through provision for credit losses. Decline in fair value related to noncredit factors is recognized in accumulated other comprehensive income, net of applicable taxes. The Company has elected to exclude accrued interest from the estimate of credit losses for available-for-sale debt securities. The Company evaluates available-for-sale security declines in fair value on a quarterly basis.

For held-to-maturity debt securities, expected losses are evaluated and calculated on a collective basis for those securities that share risk characteristics. The Company aggregates record level securities calculations and reports the security portfolio segments based on shared risk characteristics.

Other Real Estate

Other real estate acquired through partial or total satisfaction of loans is initially carried at the fair value less cost to sell at the acquisition, establishing a new cost. Any loss incurred at the date of acquisition is charged to credit loss. Subsequent gains or loss on such assets and related operating income and expenses are reported in current operations when earned or incurred.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

As a financial institution, BancPlus’ primary market risk is interest rate risk, which is defined as the risk of economic loss due to changes in interest rates. These economic losses can be reflected as a loss of future net interest income and/or loss of current fair market value. BancPlus regularly seeks to measure and manage the potential impact of interest rate risk. Interest rate risk occurs when interest earning assets and interest-bearing liabilities mature or re-price at different times, on a different basis or in unequal amounts. Interest rate risk also arises when BancPlus’ assets and liabilities each respond differently to changes in interest rates.

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

Net Interest Income Simulation and Economic Value Analysis

On a quarterly basis, BancPlus uses a model to simulate and measure potential changes in its net interest income and economic value of equity (“EVE”) given instantaneous parallel shifts in interest rates. BancPlus’ net interest income at risk simulation measures shorter term risk over 12 and 24 month time frames. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value given the changes in interest rates. EVE is a point-in-time measurement that helps quantify longer term interest rate risk in the current balance sheet. The model has inherent limitations since the results are based on a given set of rate changes and assumptions as of a certain point in time. For purpose of the simulation, BancPlus assumes no balance sheet growth. Therefore, the model’s results reflect an interest rate shock to a static balance sheet.

Potential changes over a 12-month horizon to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of December 31, 2023 and 2022 are presented in the table below (dollars in thousands). The projections assume immediate, parallel shifts down and up from the yield curves of 100, 200, and 300 basis points.

	As of December 31, 2023
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%
300	(15,978)	(6.8)%	(79,469)	(12.4)%
200	(10,341)	(4.4)%	(51,902)	(8.1)%
100	(5,076)	(2.1)%	(25,440)	(4.0)%
Unchanged	—	—%	—	—%
-100	5,559	2.4%	22,024	3.4%
-200	10,292	4.4%	38,680	6.0%
-300	14,391	6.1%	52,515	8.2%

	As of December 31, 2022
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%
300	(907)	(0.4)%	(28,909)	(2.7)%
200	(3,041)	(1.2)%	(19,101)	(1.8)%
100	(2,090)	(0.8)%	(9,706)	(0.9)%
Unchanged	—	—%	—	—%
-100	430	0.2%	13,299	1.2%
-200	(394)	(0.2)%	17,758	1.7%
-300	(9,414)	(3.7)%	6,027	0.6%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 6.8% decrease in net interest income and a 12.4% decrease in EVE as of December 31, 2023. At December 31, 2022, in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 0.4% decrease in net interest income and a 2.7% decrease in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced an increase of 2.4% in net interest income and a 3.4% increase in EVE as of December 31, 2023, and a 0.2% increase in net interest income and a 1.2% increase in EVE as of December 31, 2022.

The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. The timing and magnitude of interest rate changes will most likely differ substantially from what is depicted. The shape or steepness of the yield curve typically changes with each change in the Fed Funds target range. Increasing rates could reduce net interest income even more if BancPlus is required to increase deposit rates faster than planned to maintain volumes. Results could also change depending on faster or slower prepays in loans or early withdrawals in deposits than those assumed in the model. Finally, the results do not incorporate growth in the balance sheet or strategic changes made in response to changes in rates.

Because of the flaws in the nature of the static balance sheet rate shocks, ALCO also periodically reviews model simulations that incorporate many of the factors mentioned above. These alternate scenarios change given the current economic environment, but may include the following: (1) expected balance sheet growth, (2) changes in rates timed with Federal Open Market Committee meetings, (3) increased early withdrawals of time deposits, (4) shifts in funding out of deposits and into wholesale borrowings, and (5) decreased growth of loans and deposits. Using a variety of scenarios in addition to BancPlus’ standard shocked scenarios enables ALCO to form a more accurate analysis of BancPlus’ overall interest rate sensitivity.

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

December 31, 2023, 2022, and 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
BancPlus Corporation and Subsidiaries
Ridgeland, Mississippi

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BancPlus Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2023 due to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2008.
Jackson, Mississippi

March 6, 2024

BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31,
	2023	2022
Assets:
Cash and due from banks	$94,868	$107,402
Interest bearing deposits with banks	171,723	30,493
Total cash and cash equivalents	266,591	137,895
Securities available for sale, net of allowance for credit losses of $2.0 million and zero at December 31, 2023 and 2022, respectively	856,021	623,920
Securities held to maturity - fair value: $55,045 - 2023; $62,068 - 2022	55,170	62,274
Loans held for sale	6,525	5,373

Loans	6,082,011	5,824,149
Less: Allowance for credit losses	65,872	42,875
Net loans	6,016,139	5,781,274

Premises and equipment, net	123,145	124,707
Operating lease right-of-use asset	32,603	35,747
Accrued interest receivable	30,086	23,156
Goodwill	62,772	62,772
Other assets	193,459	177,703
	$7,642,511	$7,034,821
Liabilities:
Deposits	$6,325,736	$5,824,904
Advances from Federal Home Loan Bank and other borrowings	375,059	318,084
Subordinated debentures	133,677	133,478
Operating lease liabilities	34,424	37,439
Accrued interest payable	10,539	2,334
Other liabilities	38,025	20,482
Total liabilities	6,917,460	6,336,721

Commitments and Contingent Liabilities:
Redeemable common stock owned by ESOP	84,998	96,984

Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value 250,000 authorized, issued and outstanding at December 31, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $250,000	250,000	250,000
Common Stock, par value $1.00 per share. 100,000,000 authorized and 11,613,221 issued and outstanding at December 31, 2023, and 40,000,000 authorized and 11,599,595 issued and outstanding at December 31, 2022	11,613	11,599
Additional paid-in capital	123,611	122,890
Retained earnings	370,955	356,685
Accumulated other comprehensive loss	(31,128)	(43,074)
	725,051	698,100
Less: Redeemable common stock owned by ESOP	(84,998)	(96,984)
Total shareholders' equity	640,053	601,116
	$7,642,511	$7,034,821

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2023	2022	2021
Interest income:
Interest and fees on loans	$341,376	$233,048	$170,412
Taxable securities	19,118	10,336	8,122
Tax-exempt securities	1,452	1,589	1,899
Interest bearing bank balances and other	3,548	1,449	744
Total interest income	365,494	246,422	181,177
Interest expense:
Deposits	104,731	14,951	7,420
Advances from Federal Home Loan Bank	21,326	4,596	312
Other borrowings	9,188	7,074	5,331
Total interest expense	135,245	26,621	13,063
Net interest income	230,249	219,801	168,114
Provision for credit losses	2,937	1,365	9,068
Net interest income after provision for credit losses	227,312	218,436	159,046

Other operating income:
Service charges on deposit accounts	25,080	29,952	26,508
Mortgage origination income	4,087	6,510	8,544
Debit card interchange	10,262	10,150	10,164
Securities gains, net	—	—	14
Other income	30,335	23,585	30,102
Total other operating income	69,764	70,197	75,332

Other operating expenses:
Salaries and employee benefits	127,259	122,933	97,455
Net occupancy expenses	18,181	18,213	14,500
Furniture, equipment and data processing expenses	30,309	29,845	24,472
Other expenses	45,130	40,253	28,081
Total other operating expenses	220,879	211,244	164,508

Income before income taxes	76,197	77,389	69,870
Income tax expense	16,062	16,614	13,418
Net income	$60,135	$60,775	$56,452

Earnings per common share - basic	$5.27	$5.43	$5.68
Earnings per common share - diluted	$5.25	$5.41	$5.62

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$60,135	$60,775	$56,452
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	15,907	(57,312)	(9,198)
Tax effect	(3,961)	14,271	2,290
Total other comprehensive income (loss), net of tax	11,946	(43,041)	(6,908)
Comprehensive income	$72,081	$17,734	$49,544

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock			Unearned ESOP Compensation	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Less: Redeemable common stock owned by the ESOP	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
January 1, 2021	—	$—	10,079,277	$10,079		$(2,650)	$67,742	$273,204	$6,875	$(74,278)	$280,972
Net income	—	—	—	—		—	—	56,452	—	—	56,452
Other comprehensive loss, net	—	—	—	—		—	—	—	(6,908)	—	(6,908)
Issuance of restricted stock	—	—	87,008	87		—	(87)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(4,477)	(4)		—	(225)	—	—	—	(229)
Stock based compensation	—	—	—	—		—	2,337	—	—	—	2,337
Net change fair value of ESOP shares	—	—	—	—		—	—	—	—	(26,209)	(26,209)
Purchase of Company stock	—	—	(45,863)	(46)		—	(2,387)	—	—	—	(2,433)
Common stock released by ESOP	—	—	—	—		1,249	—	—	—	—	1,249
Dividends declared ($1.52 per share)	—	—	—	—		—	—	(15,299)	—	—	(15,299)
December 31, 2021	—	$—	10,115,945	$10,116	—	$(1,401)	$67,380	$314,357	$(33)	$(100,487)	$289,932

Net income	—	—	—	—		—	—	60,775	—	—	60,775
Issuance of preferred stock	250,000	250,000	—	—		—		—	—	—	250,000
Issuance of common stock for the Acquisition of First Trust Corporation	—	—	1,444,732	1,445		—	55,044	—	—	—	56,489
Issuance of common stock	—	—	200	—		—	13	—	—	—	13
Other comprehensive loss, net	—	—	—	—		—	—	—	(43,041)	—	(43,041)
Issuance of restricted stock	—	—	96,938	97		—	(97)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(10,438)	(11)		—	(702)	—	—	—	(713)
Stock based compensation	—	—	—	—		—	4,307	—	—	—	4,307
Net change fair value of ESOP shares	—	—	—	—		—	—	—	—	3,503	3,503
Purchase of Company stock	—	—	(47,782)	(48)		—	(3,055)	—	—	—	(3,103)
Common stock released by ESOP	—	—	—	—		1,401	—	—	—	—	1,401
Dividends declared ($1.64 per share)	—	—	—	—		—	—	(18,447)	—	—	(18,447)
December 31, 2022	250,000	$250,000	11,599,595	$11,599		$—	$122,890	$356,685	$(43,074)	$(96,984)	$601,116

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)
(continued)

	Preferred Stock			Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Less: Redeemable common stock owned by the ESOP	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
January 1, 2023	250,000	$250,000		11,599,595	$11,599	$122,890	$356,685	$(43,074)	$(96,984)	$601,116
Cumulative change in accounting principle	—	—		—	—	—	(24,953)	—	—	(24,953)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	250,000	250,000		11,599,595	11,599	122,890	331,732	(43,074)	(96,984)	576,163
Net income	—	—		—	—	—	60,135	—	—	60,135
Other comprehensive income, net	—	—		—	—	—	—	11,946	—	11,946
Issuance of restricted stock	—	—		76,574	77	(77)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—		(15,287)	(15)	(1,005)	—	—	—	(1,020)
Stock based compensation	—	—		—	—	4,615	—	—	—	4,615
Net change fair value of ESOP shares	—	—		—	—	—	—	—	11,986	11,986
Purchase of Company stock	—	—		(47,661)	(48)	(2,812)	—	—	—	(2,860)
Dividends declared ($1.80 per share)	—	—		—	—	—	(20,912)	—	—	(20,912)
December 31, 2023	250,000	$250,000	—	11,613,221	$11,613	$123,611	$370,955	$(31,128)	$(84,998)	$640,053

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income per consolidated statements of income	$60,135	$60,775	$56,452
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	2,937	1,365	9,068
Depreciation and amortization	10,287	9,918	8,629
Net loss on sales of premises and equipment	1,049	338	637
Write-downs of assets held for sale	1,440	—	—
Net (gain) loss on sales of other real estate owned	8	212	(184)
Write-downs of other real estate owned	422	563	209
Deferred income tax expense	397	589	198
Federal Home Loan Bank stock dividends	(1,240)	(101)	(11)
Common stock released by ESOP	—	1,401	1,249
Stock based compensation expense	4,615	4,307	2,337
Origination of loans held for sale	(258,185)	(290,201)	(367,035)
Proceeds from loans held for sale	257,033	301,649	385,098
Earnings on bank-owned life insurance	(2,286)	(2,563)	(6,601)
Net change in:
Accrued interest receivable and other assets	(9,406)	(1,750)	8,964
Accrued interest payable and other liabilities	16,798	3,307	(4,898)
Net cash from operating activities	84,004	89,809	94,112

Cash flows from investing activities:
Purchases of securities available for sale	(777,834)	(128,802)	(375,535)
Maturities and calls of securities available for sale	562,489	55,169	97,911
Purchases of securities held to maturity	—	—	(19,103)
Maturities, prepayments and calls of securities held to maturity	7,030	9,270	41,059
Net increase in loans	(262,134)	(1,209,346)	(245,116)
Purchases of premises and equipment	(19,588)	(16,744)	(7,962)
Proceeds from sales of premises and equipment	43	294	81
Proceeds from sales of other real estate owned	3,796	5,324	5,861
Investment in unconsolidated entities	(254)	(30)	(82)
Distributions from unconsolidated entities	483	2,490	—
Cash received in excess of cash paid for acquisition	—	165,974	—
Purchase of bank-owned life insurance	—	—	(10,000)
Proceeds from bank-owned life insurance	350	—	7,482
Redemptions of Federal Home Loan Bank stock	13,223	—	—
Purchases of Federal Home Loan Bank stock	(15,927)	(15,063)	(163)
Net cash used in investing activities	(488,323)	(1,131,464)	(505,567)
Cash flows from financing activities:
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Net increase (decrease) in:
Noninterest-bearing deposits	$(307,073)	$(148,496)	$173,722
Money market, NOW and savings deposits	127,633	289,699	364,581
Certificates of deposit	680,272	(151,126)	(68,997)
Proceeds from FHLB advances	8,185,000	3,535,000	—
Payments on FHLB advances	(8,128,025)	(3,237,417)	(145)
Proceeds from other borrowings	345,500	20,000	—
Payments on other borrowings	(345,500)	(20,000)	(13,125)
Payment of debt issuance costs	—	(25)	—
Issuance of common stock	—	13	—
Issuance of preferred stock	—	250,000	—
Shares withheld to pay taxes on restricted stock vesting	(1,020)	(713)	(229)
Purchase of Company stock	(2,860)	(3,103)	(2,433)
Cash dividends paid on common stock	(20,912)	(18,447)	(15,299)
Net cash from financing activities	533,015	515,385	438,075

Net change in cash and cash equivalents	128,696	(526,270)	26,620

Cash and cash equivalents at beginning of year	137,895	664,165	637,545

Cash and cash equivalents at end of year	$266,591	$137,895	$664,165

Supplemental cash flow information:
Interest paid	$127,040	$25,712	$14,347
Federal and state income tax payments	14,525	14,875	11,075
Acquisition of real estate in non-cash foreclosures	2,363	1,799	4,947
Fair value of assets acquired net of liabilities assumed	—	59,572	—
Transfers from premises and equipment to assets held for sale	9,506	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Business

BancPlus Corporation (the “Company”) is a bank holding company headquartered in Ridgeland, Mississippi. BankPlus (the “Bank”), the principal operating subsidiary and sole banking subsidiary of the Company, is a commercial bank primarily engaged in the business of commercial and consumer banking. In addition to general and consumer banking, other products and services offered though the Bank’s subsidiaries include certain insurance and annuity services, asset and investment management, and financial planning. Oakhurst Development, Inc. (“Oakhurst”) is a real estate subsidiary originally formed by the Company to liquidate a real estate development that was acquired by the Bank through foreclosure in 2002. Oakhurst became active again in March 2009 and holds loans and other real estate.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The allowance for credit losses, fair value of financial instruments and status of contingencies are particularly subject to change. Material estimates that are subject to significant change in the near term are the allowance for credit losses, valuation of other real estate owned (“OREO”) and fair values of financial instruments. Actual results could differ from these estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include interest and noninterest-bearing cash accounts and federal funds sold. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. The Company had deposits with correspondent banks that exceeded federally insured limits by $8.6 million at December 31, 2023. Net cash flows are reported for customer deposit transactions and short term borrowings. Cash flows from loans are classified at the time according to management’s intent to either sell or hold the loan for the foreseeable future. When management’s intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.

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

Allowance for Credit Losses - Securities

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balance adjusted for net charge-offs, the allowance for credit losses, and any deferred fees and costs. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Loans that are 30 days or more past due based on payments received and applied to the loan are considered delinquent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that a borrower's financial condition is such that collection of interest, but not necessarily principal, is doubtful. A loan is typically placed on non-accrual when the contractual payment of principal or interest becomes 90 days past due unless the loan is well-secured and in the process of collection. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. Any interest previously recorded, but deemed not collectible, is reversed and charged against current year income.

Payments subsequently received on non-accrual loans are applied to principal. Interest income is recognized to the extent that cash payments are received in excess of principal due. A loan may return to accrual status when principal and interest payments are no longer past due and collectability is reasonably assured.

Allowance for Credit Losses - Loans

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

In addition to the ACL on loans held for investment, the Company records a balance sheet liability for unfunded commitments, which is recognized if both of the following conditions are met: (1) the Company has a present contractual obligation to extend credit; and (2) the obligation is not unconditionally cancellable by the Company. Loan commitments may have a funded and unfunded portion, of which the liability for unfunded commitments is derived based upon the commitments to extend credit to a borrower (e.g., an estimate of expected credit losses is not established for unfunded portions of loan commitment that are unconditionally cancellable by the Company). The expected credit losses for funded portions are reported in the previously discussed ACL for loans. The Company segments its unfunded commitment portfolio consistent with the ACL calculation for loans. The Company incorporates the probability of funding (i.e., estimate of utilization) for each segment and then utilizes the ACL loss rates for each segment on an aggregate basis to calculate the allowance for unfunded commitments.

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

Other Real Estate

Other real estate acquired through partial or total satisfaction of loans is initially carried at fair value less cost to sell at the date of acquisition (foreclosure), establishing a new cost basis. Any loss incurred at the date of acquisition is charged to the allowance for credit losses. Subsequent gains or losses on such assets and related operating income and expenses are reported in current operations when earned or incurred.

Federal Home Loan Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Company’s investment in member bank stock is carried at cost and included in other assets in the consolidated balance sheets. The carrying value of the Company’s FHLB stock was evaluated and determined not to be impaired for the years ended December 31, 2023 and 2022. Both cash and stock dividends are reported as income.

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance, ASC Topic 740, “Income Taxes”. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. A valuation allowance, if needed, reduces deferred assets to the amount expected to be realized. The Company did not have a valuation allowance recorded with respect to the realization of deferred income taxes at December 31, 2023 or 2022.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Uncertain tax positions are recognized if it is more likely than not that the tax position will be realized or sustained upon examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not recognize any uncertain tax positions at December 31, 2023 or 2022.

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

	Year Ended
(Dollars in thousands, except per share data)	2023	2022	2021
Net income	$60,135	$60,775	$56,452

Common stock	11,420,482	11,193,762	9,936,809
Dilutive effect of stock-based awards	24,108	43,404	71,951
Dilutive effect of unallocated stock	—	4,513	40,537
Total weighted average diluted shares	11,444,590	11,241,679	10,049,297

Basic earnings per common shares	$5.27	$5.43	$5.68
Diluted earnings per common shares	$5.25	$5.41	$5.62

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

Risks and Uncertainties

The state of the overall economy, including the effect of the volatility and direction of market interest rates as a result of continuing worldwide macroeconomic uncertainty, could negatively impact our financial performance. Such a decline could impact the Company’s ability to make distributions to our shareholders or meet other financial obligations.

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

Accounting Standards Update 2023-02 (“ASU 2023-02”), “Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” In March 2023, the FASB issued ASU 2023-02 which allows entities to elect to account for tax equity investments using the proportional amortization method, regardless of the tax credit program from which the income tax credits are received, if certain conditions are met. ASU 2023-02 is effective for the Company for annual and interim periods beginning on January 1, 2024. The adoption of ASU 2023-02 did not materially impact the Company’s consolidated financial statements.

Accounting Standards Update 2023-07 (“ASU 2023-07”), “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” In November 2023, the FASB issued ASU 2023-07 which expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for the Company for annual and interim periods beginning on January 1, 2024. The adoption of ASU 2023-07 did not materially impact the Company’s consolidated financial statements.
Effect of Recently Issued, But Not Yet Effective Accounting Standards

Accounting Standards Update 2023-09 (“ASU 2023-09”), “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” In December 2023, the FASB issued ASU 2023-09 which requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for the Company for annual and interim periods beginning on January 1, 2025, though early adoption is permitted. The adoption of ASU 2023-09 is not expected to materially impact the Company’s consolidated financial statements.

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

	Year Ended December 31,
(In thousands, except per share data)	2022	2021
Net interest income	$227,394	$213,673
Other operating income	71,429	82,724
Net income available to common shareholders	63,404	72,225
Earnings per common share:
Basic	$5.55	$6.35
Diluted	5.52	6.28

Note 3: Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
(Dollars in thousands)		Gains	Losses
December 31, 2023
U.S. Treasuries	$210,213	$356	$451	$—	$210,118
U.S. Government agencies	475,747	2,433	23,257	—	454,923
Residential mortgage-backed securities	91,994	25	9,991	—	82,028
Commercial mortgage-backed securities	13,675	—	1,402	—	12,273
Asset backed securities	6,913	84	48	—	6,949
Corporate investments	53,380	—	7,841	—	45,539
State and political subdivisions	47,583	133	1,490	(2,035)	44,191
Total available for sale	$899,505	$3,031	$44,480	$(2,035)	$856,021

December 31, 2022
U.S Treasuries	$35,814	$—	$1,235	$—	$34,579
U.S. Government agencies	414,251	246	35,761	—	378,736
Residential mortgage-backed securities	105,580	13	11,461	—	94,132
Commercial mortgage-backed securities	13,812	—	1,742	—	12,070
Asset backed securities	10,289	54	123	—	10,220
Corporate investments	51,000	—	4,967	—	46,033
State and political subdivisions	50,530	77	2,457	—	48,150
Total available for sale	$681,276	$390	$57,746	$—	$623,920

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies. At December 31, 2023, the Company had an allowance for credit losses on available for sale securities of $2.0 million. The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Year Ended December 31,
(In thousands)	2023
Beginning balance	$—
Impact of adopting CECL	—
(Recovery of) provision for credit losses on available for sale securities	2,035
Ending Balance	$2,035

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
December 31, 2023
States and political subdivisions	$55,170	$1	$126	$55,045
Total held to maturity	$55,170	$1	$126	$55,045

December 31, 2022
States and political subdivisions	$62,274	$—	$206	$62,068
Total held to maturity	$62,274	$—	$206	$62,068

Provided below is a summary of investment securities without an allowance for credit losses that were were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
December 31, 2023:
Available for sale:
U.S Treasuries	$—	$—	$9,534	$451	$9,534	$451
U. S. Government agencies	4,983	17	315,605	23,240	320,588	23,257
Residential mortgage-backed securities	118	1	80,621	9,990	80,739	9,991
Commercial mortgage-backed securities	—	—	12,273	1,402	12,273	1,402
Asset backed securities	—	—	1,477	48	1,477	48
States and political subdivisions	5,154	50	31,549	1,440	36,703	1,490
Corporate investments	4,045	335	41,493	7,506	45,538	7,841
	$14,300	$403	$492,552	$44,077	$506,852	$44,480

Held to maturity:
States and political subdivisions	$378	$1	$5,675	$125	$6,053	$126
	$378	$1	$5,675	$125	$6,053	$126

December 31, 2022:
Available for sale:
U.S. Treasuries	$34,579	$1,235	$—	$—	$34,579	$1,235
U. S. Government agencies	78,676	4,830	285,994	30,931	364,670	35,761
Residential mortgage-backed securities	81,992	8,935	11,258	2,526	93,250	11,461
Commercial mortgage-backed securities	4,860	594	7,210	1,148	12,070	1,742
Asset backed securities	1,169	7	3,499	116	4,668	123
States and political subdivisions	36,958	4,042	7,076	925	44,034	4,967
Corporate investments	36,655	1,781	5,084	676	41,739	2,457
	$274,889	$21,424	$320,121	$36,322	$595,010	$57,746

Held to maturity:
States and political subdivisions	$9,259	$206	$—	$—	$9,259	$206
	$9,259	$206	$—	$—	$9,259	$206

The number of debt securities in an unrealized loss position decreased from 359 at December 31, 2022 to 317 at December 31, 2023. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The unrealized losses on debt securities have not been recognized as income because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2023:
One year or less	$251,930	$250,013	$13,776	$13,762
After one through five years	429,703	413,242	35,076	34,995
After five through ten years	118,946	103,842	5,093	5,063
After ten years	98,926	88,924	1,225	1,225
	$899,505	$856,021	$55,170	$55,045
December 31, 2022:
One year or less	$88,353	$85,744	$6,961	$6,939
After one through five years	326,881	301,015	47,221	47,070
After five through ten years	147,225	129,929	6,452	6,419
After ten years	118,817	107,232	1,640	1,640
	$681,276	$623,920	$62,274	$62,068

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in thousands)
December 31, 2023	$128,675	$122,105	$—	$—

December 31, 2022	$492,206	$451,638	$35,734	$35,562

The Company monitors the credit quality of held-to-maturity debt securities on a quarterly basis through the use of credit ratings. The following table summarizes the amortized cost basis of held-to-maturity debt securities at December 31, 2023 by credit rating:

(Dollars in thousands)	December 31, 2023
State and political subdivisions held-to-maturity:
S&P: AA+, AA, AA- / Moody's: Aa1, Aa2, Aa3	$4,778
S&P: A+, A, A- / Moody's: A1, A2, A3	928
S&P: BBB+, BBB, BBB- / Moody's: Baa, Ba, B	497
Not rated	48,967
$55,170

Note 4: Loans

The following is a summary of the Company’s loan portfolio by loan class.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Secured by real estate:
Residential properties	$1,551,777	$1,403,974
Construction and land development	731,449	772,357
Farmland	309,840	283,832
Other commercial	2,666,956	2,467,216
Total real estate	5,260,022	4,927,379
Commercial and industrial loans	631,528	706,466
Agricultural production and other loans to farmers	91,976	80,770
Consumer and other loans	98,485	109,534
Total loans before allowance for credit losses	$6,082,011	$5,824,149

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

Agricultural production and other loans to farmers - The agricultural production and other loans to farmers portfolio consists of loans for the purpose of financing agricultural production, the growing and storing of crops, the marketing, and the carrying of agricultural products. This portfolio also includes loans for the purposes of breeding, raising, fattening, or marketing livestock, fish production, and forest and timber production as well as any other loans to made to farmers not secured by real estate. Sources of repayment for these loans generally include income generated from the operations of the business.

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

The following table presents the amortized cost basis of nonaccrual loans,segregated by class as of December 31, 2023.

(In thousands)	Total Nonaccrual	Nonaccrual with no Allowance for Credit Loss	Past Due 90 days or more and Accruing
Secured by real estate:
Residential properties	$3,180	$—	$270
Construction and land development	239	—	—
Farmland	642	—	—
Other commercial	1,613	—	124
Total real estate	5,674	—	394
Commercial and industrial loans	1,523	—	339
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	17	—	28
Total non-accrual loans	$7,214	$—	$761

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the year ended December 31, 2023, there were no significant changes to the collateral which secures the collateral-dependent loans, whether due to general deterioration or other reason. The following table presents the amortized cost basis of collateral-dependent loans by class and collateral type as of December 31, 2023.

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Stock
Secured by real estate:
Residential properties	$1,276	$—	$—	$—
Construction and land development	—	—	—	—
Farmland	—	—	—	—
Other commercial	3,226	—	—	—
Total real estate	4,502	—	—	—
Commercial and industrial loans	—	1,349	8,706	1,375
Agricultural production and other loans to farmers	—	—	—	—
Consumer loans	—	—	—	—
Total	$4,502	$1,349	$8,706	$1,375

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(Dollars in thousands)	Past Due 30-89 Days	Past Due 90 Days or more	Total Past Due	Current	Total Loans

December 31, 2023
Secured by real estate:
Residential properties	$9,867	$2,144	$12,011	$1,539,766	$1,551,777
Construction and land development	1,609	—	1,609	729,840	731,449
Farmland	88	380	468	309,372	309,840
Other commercial	4,159	1,320	5,479	2,661,477	2,666,956
Total real estate	15,723	3,844	19,567	5,240,455	5,260,022
Commercial and industrial loans	2,868	441	3,309	628,219	631,528
Agricultural production and other loans to farmers	192	—	192	91,784	91,976
Consumer loans	708	39	747	97,738	98,485
Total	$19,491	$4,324	$23,815	$6,058,196	$6,082,011

	Past Due 30-89 Days	Past Due 90 Days or more	Total Past Due	Current	Total Loans	Past Due 90 days or more and Accruing

(Dollars in thousands)
December 31, 2022
Secured by real estate:
Residential properties	$5,869	$2,015	$7,884	$1,396,090	$1,403,974	$1,079
Construction and land development	526	1,578	2,104	770,253	772,357	1,578
Farmland	566	1,391	1,957	281,875	283,832	427
Other commercial	1,498	774	2,272	2,464,944	2,467,216	216
Total real estate	8,459	5,758	14,217	4,913,162	4,927,379	3,300
Commercial and industrial loans	902	677	1,579	704,887	706,466	545
Agricultural production and other loans to farmers	126	—	126	80,644	80,770	—
Consumer loans	1,530	697	2,227	107,307	109,534	697
Total	$11,017	$7,132	$18,149	$5,806,000	$5,824,149	$4,542
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
The following table presents the amortized cost basis of loans at December 31, 2023 that were both to borrowers experiencing financial difficulty and modified during the year ended December 31, 2023, by class and type of modification.

	Year Ended December 31, 2023
	Term Extension
	Amortized Cost	% of Total Loans
(In thousands)
Other commercial	$1,699	0.03%
Commercial and industrial	8,706	0.14%
Total	$10,405	0.17%
The following table describes the financial effects of the modification made to two borrowers experiencing financial difficulty during the year ended December 31, 2023.

Year Ended December 31, 2023
Other commercial	Added a weighted average 14 months to the life of the modified loan
Commercial and industrial	Added a weighted average 28 months to the life of the modified loan
The following table presents the performance of loans that have been modified during the year ended December 31, 2023.

	Year Ended December 31, 2023
(In thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Secured by real estate:
Residential properties	$—	$—	$—
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	1,699	—	—
Total real estate	1,699	—	—
Commercial and industrial loans	8,706	—	—
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total loans before allowance for credit losses	$10,405	$—	$—

Note 5: Allowance for Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL. See Note 1, Basis of Presentation. As a result of implementing CECL, there was a one-time adjustment to the 2023 opening balance for the allowance for credit losses on loans of approximately $20.7 million.

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
The following table reflects loans by credit quality indicator and origination year at December 31, 2023. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021		2020	2019	Prior	Revolving Loans Amortized Cost Basis		Total
Residential real estate:
Pass	$273,190	$417,855	$305,097		$125,236	$51,299	$74,212	$284,488		$1,531,377
Special mention	—	—	—		—	—	—	—		—
Classified	1,203	3,473	4,661		2,838	2,509	4,785	931		20,400
Total residential real estate	$274,393	$421,328	$309,758		$128,074	$53,808	$78,997	$285,419		$1,551,777
Current period gross write offs	$—	$32	$11		$36	$3	$173	$—		$255

Construction & land development:
Pass	$58,243	$57,699	$17,349		$3,802	$6,354	$6,323	$578,723		$728,493
Special mention	—	246	—		—	—	—	—		246
Classified	—	416	71		960	1,255	8	—		2,710
Total construction & land development	$58,243	$58,361	$17,420		$4,762	$7,609	$6,331	$578,723		$731,449
Current period gross write offs	$—	$68	$—		$—	$—	$60	$—		$128

Farmland:
Pass	$41,629	$74,359	$32,270		$27,928	$13,295	$19,374	$98,061		$306,916
Special mention	—	—	—		—	—	—	—		—
Classified	425	150	529		116	65	1,300	339		2,924
Total farmland	$42,054	$74,509	$32,799		$28,044	$13,360	$20,674	$98,400		$309,840
Current period gross write offs	$—	$—	$—	$—	$—	$—	$114	$—	114	$114

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Other commercial real estate:
Pass	$200,328	$505,748	$393,612	$245,990	$115,642	$189,852	$1,003,206	$2,654,378
Special mention	—	—	—	—	—	—	—	—
Classified	127	74	5,823	456	1,234	3,365	1,499	12,578
Total other commercial real estate	$200,455	$505,822	$399,435	$246,446	$116,876	$193,217	$1,004,705	$2,666,956
Current period gross write offs	$8	$—	$193	$—	$—	$198	$—	$399

Commercial & industrial loans:
Pass	$109,708	$140,536	$41,974	$36,486	$25,063	$8,052	$256,077	$617,896
Special mention	—	—	—	—	—	—	—	—
Classified	8,954	666	1,169	458	124	1,722	539	13,632
Total commercial & industrial loans	$118,662	$141,202	$43,143	$36,944	$25,187	$9,774	$256,616	$631,528
Current period gross write offs	$67	$434	$63	$13	$16	$9	$233	$835

Agricultural production & other loans to farmers:
Pass	$16,315	$7,336	$4,342	$3,493	$1,137	$581	$58,689	$91,893
Special mention	—	—	—	—	—	—	—	—
Classified	35	—	—	44	4	—	—	83
Total agricultural production & other loans to farmers	$16,350	$7,336	$4,342	$3,537	$1,141	$581	$58,689	$91,976
Current period gross write offs	$34	$12	$—	$—	$—	$—	$7	$53

Consumer & other loans:
Pass	$41,346	$15,080	$4,770	$4,213	$596	$128	$32,199	$98,332
Special mention	—	—	—	—	—	—	—	—
Classified	14	69	24	1	—	—	45	153
Total consumer & other loans	$41,360	$15,149	$4,794	$4,214	$596	$128	$32,244	$98,485
Current period gross write offs	$2,720	$175	$98	$38	$12	$30	$97	$3,170

The following table summarizes the credit quality of the Company’s loan portfolio by loan class at December 31, 2022:

(Dollars in thousands)	Risk Grades 1-6	Risk Grade 7	Risk Grade 8	Risk Grade 9	Total
December 31, 2022
Secured by real estate:
Residential properties	$1,391,039	$—	$12,852	$83	$1,403,974
Construction and land development	768,699	303	3,355	—	772,357
Farmland	280,522	—	3,310	—	283,832
Other commercial	2,456,708	—	10,384	124	2,467,216
Total real estate	4,896,968	303	29,901	207	4,927,379
Commercial and industrial	693,963	—	12,503	—	706,466
Agricultural production and other loans to farmers	80,524	—	246	—	80,770
Consumer and other loans	108,279	—	1,255	—	109,534
Total	$5,779,734	$303	$43,905	$207	$5,824,149

Transactions in the allowance for credit losses and balances in the loan portfolio by loan segment are as follows:

(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
December 31, 2023
Allowance for credit losses:
Balance, beginning of year	$4,750	$26,701	$9,958	$1,466	$42,875
Impact of adopting ASU 2016-13	2,166	12,770	6,464	(656)	20,744
Provision for credit losses	201	(1,488)	4,098	1,645	4,456
Recoveries on loans	274	425	222	1,830	2,751
Loans charged off	(835)	(641)	(255)	(3,223)	(4,954)

Balance, end of year	$6,556	$37,767	$20,487	$1,062	$65,872

Allowance Balances:
Individually evaluated for impairment	$607	$101	$—	$—	$708
Collectively evaluated for impairment	5,949	37,666	20,487	1,062	65,164

Ending balance	$6,556	$37,767	$20,487	$1,062	$65,872

The allowance for credit losses on LHFI increased for the year ended December 31, 2023 primarily as a result of the adoption of ASU 2016-13. Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled approximately $25.4 million at December 31, 2023 and is excluded from the estimate of credit losses.

(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
December 31, 2022:
Allowance for loan losses:
Balance, beginning of year	$6,556	$27,133	$9,488	$1,823	$45,000
Provision for loan losses	(136)	(845)	765	1,581	1,365
Recoveries on loans	160	1,093	531	2,592	4,376
Loans charged off	(1,830)	(680)	(826)	(4,530)	(7,866)

Balance, end of year	$4,750	$26,701	$9,958	$1,466	$42,875

Allowance Balances:
Individually evaluated for impairment	$—	$54	$—	$—	$54
Collectively evaluated for impairment	4,750	26,647	9,958	1,466	42,821

Ending balance	$4,750	$26,701	$9,958	$1,466	$42,875

Loan Balances:
Individually evaluated for impairment	$10,768	$3,714	$1,500	$—	$15,982
Collectively evaluated for impairment	695,698	3,519,691	1,402,474	190,304	5,808,167

Ending balance	$706,466	$3,523,405	$1,403,974	$190,304	$5,824,149

(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
December 31, 2021:
Allowance for loan losses:
Balance, beginning of year	$6,337	$20,163	$7,900	$1,600	$36,000
Provision for loan losses	98	5,535	1,442	1,993	9,068
Recoveries on loans	512	2,414	599	2,744	6,269
Loans charged off	(391)	(979)	(453)	(4,514)	(6,337)

Balance, end of year	$6,556	$27,133	$9,488	$1,823	$45,000

Allowance for Credit Losses on Unfunded Loan Commitments

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Year Ended December 31,
(In thousands)	2023
Beginning balance	$—
Impact of adopting CECL	12,505
(Recovery of) provision for credit losses on unfunded loan commitments	(3,554)
Ending Balance	$8,951

Note 6: Premises and Equipment

The following is a summary of premises and equipment.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Land	$31,248	$34,356
Bank premises	85,761	87,501
Leasehold improvements	17,802	17,859
Data processing equipment	35,570	36,580
Furniture and other equipment	49,049	47,803
	219,430	224,099
Less accumulated depreciation and amortization	(96,285)	(99,392)
	$123,145	$124,707

Depreciation and amortization expense for premises and equipment totaled $8.7 million in 2023, $8.5 million in 2022, and $7.9 million in 2021.

Note 7: Other Assets

The following is a summary of other assets.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Amortized intangible assets	$9,895	$11,468
Other real estate owned	2,368	4,231
Assets held for sale	9,506	—
Cash value of bank-owned life insurance	104,980	102,694
Federal Home Loan Bank stock	23,634	19,690
Deferred income tax	21,622	17,672
Investment in statutory trusts	1,704	1,704
Other	19,750	20,244
	$193,459	$177,703

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

The following is a summary of amortized intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2023
Core deposit intangibles	$14,726	$5,020	$9,706
Acquired customer relationships	1,415	1,226	189
	$16,231	$6,336	$9,895

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2022
Core deposit intangibles	$14,726	$3,482	$11,244
Acquired customer relationships	1,415	1,191	224
	$16,231	$4,763	$11,468

Amortization expense of intangible assets having determinable useful lives amounted to $1.6 million, $1.5 million, and $723,000 for the years ended December 31, 2023, 2022, and 2021, respectively. The future amortization schedule for the Company’s intangible assets is as follows:

(Dollars in thousands)
2024	$1,535
2025	1,489
2026	1,437
2027	1,378
2028	1,313
After 2028	2,743
$9,895

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

The Company's lease agreements do not contain any residual value guarantees. Most of the Company's operating long-term leases are real estate leases. The Company leases real estate under non-cancelable operating leases that expire at various dates through 2121. These leases generally contain renewal options for periods ranging from one to twenty-five years. Because the Company is not reasonably certain to exercise these renewal options, the optional periods are not included in determining the lease term, and associated payments under these renewal options are excluded from lease payments. The Company’s office space leases require it to make variable payments for the Company’s share of property taxes, insurance and common area costs. These variable costs are not included in the lease payments used to determine lease liability and are recognized as variable costs when incurred. Sublease income is recognized as other income when received.

	Year Ended December 31,
	2023	2022
Lease weighted averages:
Weighted average remaining lease term (years) - operating leases	9.67	10.42
Weighted average discount rate - operating leases	4.95%	4.85%

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Lease expense:
Operating lease expense	$5,970	$6,371
Variable lease expense	1,065	691
Short-term lease expense	144	163
Total lease expense	$7,179	$7,225

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	December 31, 2023
Year 1	$5,282
Year 2	5,526
Year 3	5,189
Year 4	5,070
Year 5	5,049
Thereafter	18,376
Total lease payments	44,492
Less: Imputed interest	(10,068)
Total lease obligation	$34,424

Supplemental cash flow related to leases was:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$5,559	$5,283
ROU assets obtained in exchange for lease obligations:
Operating leases	$874	$5,866
Reduction to ROU assets resulting from reductions to lease obligations:
Operating leases	$3,953	$3,547

There were no lease sale transactions in 2023, 2022, or 2021.

Note 9: Other Real Estate Owned

Other real estate owned activity was as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Beginning balance	$4,231	$5,815
Additions	2,363	3,610
Proceeds from sales	(3,796)	(4,419)
Write-downs	(422)	(563)
Net gain (loss) on sales	(8)	(212)
Balance at end of period	$2,368	$4,231

Note 10: Deposits

The following is a summary of the Company’s deposits.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Noninterest-bearing	$1,359,392	$1,666,465
Interest bearing:
Money market, NOW and savings accounts	3,528,541	3,400,908
Certificates of deposit of $250,000 or more	496,131	186,948
Other certificates of deposit	941,672	570,583
Total interest bearing	4,966,344	4,158,439
Total deposits	$6,325,736	$5,824,904

Scheduled maturities of certificates of deposits are as follows:

(Dollars in thousands)	December 31, 2023
2024	$832,581
2025	492,105
2026	85,103
2027	15,066
2028	12,272
After 2028	676
$1,437,803

Note 11: Short-term Borrowings

The following is a summary of the Company’s short-term borrowings.

	Balances Outstanding			Weighted Average Rate
(Dollars in thousands)	Maximum Month End	Average Daily	At Period End	During Period	At Period End
December 31, 2023:
Federal funds purchased	$—	$1,642	$—	4.86%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%

	$—	$1,642	$—

December 31, 2022:
Federal funds purchased	$20,003	$1,136	$—	4.39%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%

	$20,003	$1,136	$—

Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U. S. Government agency securities. As of December 31, 2023 and 2022, the Company had unsecured federal funds lines with available commitments totaling $218.0 million and $243.0 million, respectively.

Note 12: Advances from Federal Home Loan Bank and Other Borrowings

The Bank has advances from the FHLB which are collateralized by a blanket lien on first mortgage and other qualifying loans. The following is a summary of these advances.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Balance:
Short-term advances	$375,000	$318,000
Amortizing advances	59	84

	$375,059	$318,084

Range of interest rates:
Short-term advances	4.17% - 5.73%	4.28% - 4.59%
Amortizing advances	2.94% - 2.94%	2.49% - 2.94%

Range of maturities:

Short-term advances	2024 to 2026	2023
Amortizing advances	2028	2023 - 2028

The Bank may not prepay single payment advances without paying a prepayment penalty. These advances are subject to quarterly calls until maturity by the FHLB. The Company had $1.89 billion as of December 31, 2023 and $1.88 billion as of December 31, 2022 available in additional short and long-term borrowing capacity from the FHLB of Dallas.

At December 31, 2023 and 2022, the Company had the ability to draw additional borrowings of $515.6 million and $573.6 million, respectively, from the Federal Reserve Bank of St. Louis. The ability to draw borrowings is based on loan collateral pledged with principal balances of $593.7 million and $673.9 million as of December 31, 2023 and 2022, respectively, subject to the approval from the Board of Governors of the Federal Reserve System.

Required principal payments on FHLB advances and other borrowings are as follows.

(Dollars in thousands)	December 31, 2023
2024	$190,013
2025	125,013
2026	60,014
2027	14
2028	5
Thereafter	—
$375,059

On February 25, 2022, the Company entered into a $20.0 million revolving line of credit with a correspondent bank. The line of credit is collateralized by 9,000 shares of BankPlus common stock. The line of credit bears interest at a floating rate of Wall Street Journal Prime with 3.25% interest rate floor. Interest only payments are due on a quarterly basis with the principal due at maturity on February 25, 2024. Unused fees on the revolving line of credit are paid quarterly at 0.25%. For the years ended December 31, 2023 and 2022, the Company paid unused fees of $51,000 and $24,000, respectively. The balance outstanding on this revolving line of credit was zero at December 31, 2023.

Note 13: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and will be amortized over the life of the Notes. At December 31, 2023 and December 31, 2022, the remaining unamortized balance of these issuance costs was $928,000 and $1.1 million, respectively. The Notes will initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “Subordinated Notes”). The Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the Subordinated Notes in whole upon certain other events. The Subordinated

Notes are not subject to redemption at the option of the holder. The Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at December 31, 2023 due to the remaining purchase premium of $397,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following is a summary of debentures payable to statutory trusts.

(Dollars in thousands)	Year of Maturity	Interest Rate	December 31, 2023	December 31, 2022
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month CME Term SOFR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month CME Term SOFR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month CME Term SOFR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month CME Term SOFR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month CME Term SOFR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at due to the remaining purchase discount which was established upon the SCC Merger and is being amortized over the life of the debentures. At December 31, 2023 and December 31, 2022, the remaining unamortized purchase discount was $3.5 million and $3.7 million, respectively.

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

In 2022, the Company entered into a Letter Agreement (including annexes thereto, collectively, the “Purchase Agreement”) with the U.S. Department of Treasury (the “Treasury”) under the Emergency Capital Investment Program (“ECIP”). Pursuant to the Purchase Agreement, the Company agreed to issue and sell 250,000 shares of the Company’s preferred stock designated as Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (the “Preferred Stock”) for an aggregate purchase price of $250.0 million in cash. The Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Note 15: Other Operating Income and Other Operating Expenses

Significant components of other operating income are summarized as follows.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Income from fiduciary activities	$8,440	$7,607	$7,569
ATM income	5,742	6,127	6,377
Brokerage and insurance fees and commissions	2,765	2,690	2,399
Other real estate income and gains	97	150	399
Life insurance income	2,956	2,563	6,601
Community Development Financial Institutions grants	2,288	443	2,241
Other	8,047	4,005	4,516
	$30,335	$23,585	$30,102
Significant components of other operating expenses are summarized as follows.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Advertising and marketing	$7,503	$6,171	$3,868
Other real estate expenses and losses	745	1,262	842
FDIC and State insurance assessments	6,066	4,012	3,029
Professional fees	6,272	8,147	3,907
Security expense	912	785	857
Supplies	1,169	1,262	992
Other	22,463	18,614	14,586
	$45,130	$40,253	$28,081

Note 16: Employee Benefits

The Company has an Employee Stock Ownership Plan (“ESOP”) that covers all employees of the Bank who are 21 years of age and work in a position requiring at least one thousand hours of service annually. The ESOP also has 401(k) provisions that allow for employee tax deferred contributions. Participants may make contributions to the ESOP in accordance with applicable regulations and the ESOP’s provisions. The Company makes a 3% “safe harbor” matching contribution, plus an additional matching contribution equal to 50% of the next 2% of an employee’s salary deferral contributions in excess of 3%. Additional contributions are made to the ESOP at the discretion of the board of directors. Total contribution expenses related to the ESOP were $4.2 million in 2023, $3.8 million in 2022, and $3.5 million in 2021.

The ESOP owned 1,452,950 shares of the Company's common stock at both December 31, 2023 and 2022. The ESOP can enter into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock sold by participants in accordance with diversification provisions of the ESOP. These unallocated shares would be released to participants proportionately as the loans are repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, if any, that are used to repay the loan would be treated as compensation expense. As of December 31, 2023, the ESOP had no loans with the Company.

The following table presents information related to the Company’s ESOP-owned shares.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Allocated shares	1,452,950	1,452,950
Unearned shares	—	—
Total ESOP shares	1,452,950	1,452,950

Fair value of unearned shares	$—	$—

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Comp any will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the consolidated balance sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with SEC guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third-party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the consolidated statements of changes of shareholders’ equity. The fair value of shares held by the ESOP at December 31, 2023 was $85.0 million, based on the Company’s previously disclosed appraised value of $58.50 per share of common stock. The fair value of shares held by the ESOP at December 31, 2022 was $97.0 million, based on the Company’s previously disclosed appraised value of $66.75 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

BancPlus Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share Data)
Note 17: Income Taxes

Significant components of income tax expense (benefit) are as follows.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Current:
Federal	$12,986	$13,351	$11,249
State	2,679	2,674	1,971
	15,665	16,025	13,220
Deferred:
Federal	316	442	131
State	81	147	67
	397	589	198
	$16,062	$16,614	$13,418

The differences between actual income tax expense and the expected amount computed using the applicable Federal rate are summarized as follows.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Amount computed on earnings before income taxes	$16,001	$16,251	$14,656
Tax effect of:
Income from tax-exempt investments, net of disallowed interest deduction	(244)	(328)	(392)
State income taxes, net of Federal tax benefit	2,180	2,228	1,610
Life insurance income	(564)	(485)	(1,341)
Qualified School Construction Bond credits	(854)	(854)	(854)
New markets tax credit	(388)	(460)	(460)
Low Income Housing Tax credits	(80)	—	(161)
Non-deductible expense	230	536	355
Other, net	(219)	(274)	5
	$16,062	$16,614	$13,418

The components of net deferred tax assets (liabilities) are presented in the table below. With limited exception, the Company is no longer subject to income tax examinations by tax authorities for years before 2019.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Allowance for credit losses	$19,228	$10,910
Other real estate	150	1,130
Investment securities	192	252
Restricted stock	762	663
Unrealized loss on securities available for sale	10,321	14,282
Loan yield and credit mark on loans	1,557	2,125
Deposit yield mark	171	573
Accrued expenses	1,227	1,205
Other	124	149
Total deferred tax assets	33,732	31,289

Deferred tax liabilities:
Depreciation of premises and equipment	(5,715)	(6,493)
Assets held for sale	(190)	—
Federal Home Loan Bank stock dividends	(360)	(144)
Deferred loan fees	(1,300)	(1,434)
Partnership income	(122)	(463)
Prepaid expenses	(1,341)	(1,570)
Amortization of intangibles	(2,309)	(2,714)
Subordinated debt yield mark	(773)	(799)
Total deferred tax liabilities	(12,110)	(13,617)

Net deferred tax assets	$21,622	$17,672

The net deferred tax assets of $21.6 million and $17.7 million at December 31, 2023 and 2022, respectively, are included in other assets on the consolidated balance sheets.

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

As previously announced on September 28, 2023, BankPlus agreed in principle to a Settlement Agreement (the “Agreement”) relating to the Complaint. The parties to the Agreement are the Receiver and the Defendants. Pursuant to the Agreement, the Complaint will be dismissed with prejudice and the Receiver will fully release all claims against the Defendants, and all parties will seek the court’s entry of a bar order prohibiting any continued or future claims by anyone against the Defendants relating to the Complaint, whether asserted to date or not. Final court approval of a bar order is a condition of the Agreement. On October 9, 2023, the parties executed the Agreement and the Receiver filed her Motion for Approval of the Settlement which the court approved on November 14, 2023. On January 29, 2024, the Receiver filed a motion to dismiss her claims with prejudice which the court granted on January 30, 2024. Pursuant to the Agreement, a one-time cash payment (the "Joint Settlement") was made to the Receiver in January 2024.

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

In addition to the above, the Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. The Company does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the Company’s consolidated financial position or liquidity.

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

(Dollars in thousands)	December 31, 2023	December 31, 2022
Loan commitments to extend credit	$1,103,803	$1,436,030
Standby letters of credit	17,896	15,237

The Bank makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $10.5 million and $3.5 million at December 31, 2023 and 2022, respectively. These commitments are accounted for as derivatives and marked to fair value through income. The Bank also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. These forward sales agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through income. The Bank had $15.9 million and $6.8 million in locked forward sales agreements in place at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, derivatives with a positive fair value of $29,000 and $28,000, respectively, were included in other assets and derivatives with a negative fair value of $72,000 and $10,000, respectively, were included in other liabilities.

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

The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of December 31, 2023 and December 31, 2022, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action.
The following table presents actual and required capital ratios for the Company and the Bank under the CBLR and prompt corrective action regulations for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized

(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2023:
Company:
Community Bank Leverage Ratio	$756,155	10.02%	$679,472	9.00%

Bank:
Community Bank Leverage Ratio	755,482	10.01%	679,129	9.00%

	Actual		Minimum Requirement
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2022:
Company:
Community Bank Leverage Ratio	$721,001	10.54%	$615,566	9.00%

Bank:
Community Bank Leverage Ratio	636,007	9.31%	614,973	9.00%

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

Level 1
Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access as of the measurement date

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3
Unobservable inputs that are significant to the fair value of the assets or liabilities that reflect a company’s own assumptions about the assumptions that market participants would use in pricing assets or liabilities

Management monitors the availability of observable market data to assess the appropriate classification of assets and liabilities within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers of financial instruments between fair value levels during the years ended December 31, 2023 and 2022.

The Company used the following methods and significant assumptions to estimate fair value.

Securities - The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of December 31, 2023 or December 31, 2022. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
Collateral-dependent Loans with Credit Losses – Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists on a non-recurring basis. Allowable methods for determining the amount of the credit loss include estimating fair value using the fair value of the collateral for collateral-dependent loans. Specific allowances for these loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s effective interest rate or the fair value of the collateral net of selling costs if the loan is collateral-dependent. Loans that are primarily collateral dependent loans are assessed using a fair value approach. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised. Appraisals are based on certain assumptions, which may include construction or development status and the highest and best use of the property. The appraisals are reviewed by the Company’s appraisal department to ensure they are acceptable. Loans that have experienced a credit loss are classified within Level 3 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	Fair Value	Fair Value Measurements Using
(Dollars in thousands)		Level 1	Level 2	Level 3
December 31, 2023
U.S. Treasuries	$210,118	$—	$210,118	$—
U.S. Government agencies	454,923	—	454,923	—
Residential mortgage-backed securities	82,028	—	82,028	—
Commercial mortgage-backed securities	12,273	—	12,273	—
Asset backed securities	6,949	—	6,949	—
Corporate investments	45,539	—	45,539	—
State and local political subdivisions	44,191	—	44,191	—
Total securities available for sale	$856,021	$—	$856,021	$—

December 31, 2022
U.S Treasuries	$34,579	$—	$34,579	$—
U.S. Government agencies	378,736	—	378,736	—
Residential mortgage-backed securities	94,132	—	94,132	—
Commercial mortgage-backed securities	12,070	—	12,070	—
Asset backed securities	10,220	—	10,220	—
Corporate investments	46,033	—	46,033	—
State and local political subdivisions	48,150	—	48,150	—
Total securities available for sale	$623,920	$—	$623,920	$—

There were no transfers between Level 1, 2 or 3 during the periods shown above.

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair Value	Fair Value Measurements Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Collateral-dependent loans, net of allowance for credit losses:
December 31, 2023	$15,224	$—	$—	$15,224

Impaired loans, net of allowance for loan losses:
December 31, 2022	$26,071	$—	$—	$26,071

Other real estate:
December 31, 2023	$2,368	$—	$—	$2,368
December 31, 2022	$4,231	$—	$—	$4,231

There were no transfers between Level 1, 2 or 3 during the periods shown above.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2023
Collateral-dependent loans with credit losses, net of specific allowance	$15,224	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate	$2,368	Third-party and in-house appraisals	Selling costs	5% - 10%	6%
December 31, 2022
Impaired loans, net of specific allowance	$26,071	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate	$4,231	Third-party and in-house appraisals	Selling costs	5% - 10%	6%

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

The following table presents estimated fair values of the Company’s financial instruments that are not recorded at fair value:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$266,591	$266,591	$137,895	$137,895
Level 2 inputs:
Securities held to maturity	55,170	55,045	62,274	62,068
Federal Home Loan Bank stock	23,634	23,634	19,690	19,690
Accrued interest receivable	30,086	30,086	23,156	23,156
Level 3 inputs:
Loans held for sale	6,525	6,525	5,373	5,373
Loans, net	6,016,139	5,804,169	5,781,274	5,601,070

Financial liabilities:
Level 2 inputs:
Deposits	6,325,736	6,318,082	5,824,904	5,289,138
Advances from FHLB and other borrowings	375,059	374,325	318,084	318,079
Subordinated debentures	133,677	137,428	133,478	138,780
Accrued interest payable	10,539	10,539	2,334	2,334

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

The following is a summary of loans made to such borrowers.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Beginning balance	$16,214	$16,651
Advances	1,657	7,738
Payments	(2,840)	(8,175)
Ending balance	$15,031	$16,214

The Bank had commitments to extend credit to these related parties amounting to $736,000 and $2.4 million at December 31, 2023 and 2022, respectively.

In addition, one of the Company’s directors serves as Chairman of the board of directors for an entity that provides insurance services to the Company. For the years ended December 31, 2023, 2022, and 2021 the Company paid $1.6 million, $2.0 million, and $1.6 million, respectively, for these policies.

Note 22: Stock Based Compensation

Under the Company’s long-term incentive program, officers and directors are eligible to receive equity-based awards under the 2018 Long-Term Incentive Plan (“LTIP”). In connection with awards granted under the 2018 LTIP, a maximum of 750,000 shares of BancPlus common stock may be issued. As of December 31, 2023, 352,290 shares of BancPlus common stock were available for issuance under the 2018 LTIP Plan. The awards may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalent rights, performance unit awards, or any combination thereof. During the years ended December 31, 2023, 2022, and 2021 restricted stock awards (“RSA”) were granted for 93,598, 99,457, and 90,927 shares of common stock, respectively. RSAs granted under the LTIP generally vest over one to ten years. Nonvested restricted stock awards are included in the Company’s common stock outstanding. Compensation expense for RSAs granted under the LTIP is recognized over the vesting period of the awards based on the fair value of the stock at the grant date, with forfeitures recognized as they occur.

Stock based compensation that has been charged against income was $4.6 million, $4.3 million, and $2.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $8.5 million of total unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.8 years.

A summary of our equity-based award activity and related information for our RSAs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2021	91,109	$50.60
Granted	90,927	52.49
Vested	(33,545)	52.03
Forfeited	(3,919)	46.87
December 31, 2021	144,572	51.56
Granted	99,457	68.10
Vested	(57,226)	53.86
Forfeited	(2,519)	60.81
December 31, 2022	184,284	58.36
Granted	93,598	66.60
Vested	(69,158)	58.25
Forfeited	(17,024)	60.90
December 31, 2023	191,700	$63.16

Note 23: Summarized Financial Information of BancPlus Corporation

Summarized financial information of BancPlus Corporation (parent company only) is as follows.

Balance Sheets

(Dollars in thousands)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$73,646	$157,092
Investment in banking subsidiary	775,884	664,368
Due from Oakhurst Development, Inc.	29,104	30,189
Equity in undistributed loss of Oakhurst Development, Inc.	(22,818)	(22,609)
Investment in statutory trusts	1,704	1,704
Other assets	2,193	1,827
	$859,713	$832,571
Liabilities and Shareholders' Equity
Liabilities:
Subordinated debentures payable to statutory trusts	$133,677	$133,478
Accrued interest payable	335	312
Deferred income taxes	650	681
Total liabilities	134,662	134,471
Redeemable common stock owned by ESOP	84,998	96,984
Shareholders' equity, net of ESOP owned shares	640,053	601,116
	$859,713	$832,571

Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Income:
Dividends from banking subsidiary	$28,800	$25,200	$21,600
Equity in undistributed income of banking subsidiary	40,169	45,933	38,466
Equity in undistributed income (loss) of Oakhurst Development, Inc.	(209)	(230)	167
Other income	159	75	2,571
Total income	68,919	70,978	62,804

Expenses:
Interest expense	4,763	4,848	4,101
Other expenses	6,794	8,120	3,889
Total expenses	11,557	12,968	7,990

Income before income taxes	57,362	58,010	54,814
Income tax benefit	2,773	2,765	1,638
Net income	$60,135	$60,775	$56,452

Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021

Net income	$60,135	$60,775	$56,452

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	15,907	(57,312)	(9,198)
Tax effect	(3,961)	14,271	2,290
Total other comprehensive income (loss), net of tax	11,946	(43,041)	(6,908)
Comprehensive income	$72,081	$17,734	$49,544

Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$60,135	$60,775	$56,452
Adjustments to reconcile net income to net cash from operating activities:
Common stock released by ESOP	—	1,401	1,249
Stock based compensation expense	4,615	4,307	2,337
Equity in undistributed income of banking subsidiary	(40,169)	(45,933)	(38,466)
Equity in undistributed (income) loss of Oakhurst Development, Inc.	209	230	(167)
Other, net	(4,260)	(2,231)	506
Net cash from operating activities	20,530	18,549	21,911

Cash flows from investing activities:
Acquisition of First Trust Corporation	—	(62,955)	—
Investment in banking subsidiary	(80,000)	(80,000)	—
Investment in Oakhurst Development, Inc.	816	788	315
Net cash from (used in) investing activities	(79,184)	(142,167)	315

Cash flows from financing activities:
Proceeds from other borrowings	—	20,000	—
Payments on other borrowings	—	(20,000)	(13,125)
Issuance of common stock	—	13	—
Issuance of preferred stock	—	250,000	—
Purchase of Company stock	(2,860)	(3,103)	(2,433)
Shares withheld to pay taxes on restricted stock vesting	(1,020)	(713)	(229)
Cash dividends paid on common stock	(20,912)	(18,447)	(15,299)
Net cash from (used in) financing activities	(24,792)	227,750	(31,086)

Net change in cash and cash equivalents	(83,446)	104,132	(8,860)

Cash and cash equivalents at beginning of year	157,092	52,960	61,820

Cash and cash equivalents at end of year	$73,646	$157,092	$52,960

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based upon their evaluation as of December 31, 2023, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “2013 Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

Board of Directors

The BancPlus board of directors is divided into three classes, with each director serving a three-year term and until his or her successor is elected or qualified, or until his or her earlier death, resignation or removal. The election of directors is staggered so that only one class of the BancPlus board of directors is elected at each annual meeting. The terms of the Class I directors expire at the 2026 annual meeting. The terms of the Class II directors expire at the 2024 annual meeting. The terms of the Class III directors expire at the 2025 annual meeting. The BancPlus directors discharge their responsibilities throughout the year at board of directors and committee meetings and also through telephone contact and other communications with BancPlus’ executive officers. The directors elected to each of Class I, Class II and Class III, as well as their respective ages, as of the date of this Annual Report on Form 10-K, are set forth below.

Name	Age	Director Since	Class	Independent
Kirk A. Graves	59	2020	III	No
David Guidry	66	2022	III	Yes
Randall E. Howard	76	2015	II	Yes
B. Bryan Jones III	74	2000	III	Yes
R. Eason Leake	77	2015	II	No
Ryan J. Lopiccolo	41	2022	II	Yes
R. Hal Parker	77	2008	II	Yes
John F. Phillips III	74	1988	II	Yes
William A. Ray	68	1987	III	No
Staci H. Tyler	43	2022	I	Yes
Eugene F. Webb, Jr.	64	2022	I	No
Charles R. White	63	2024	I	Yes
Max S. Yates	65	2000	III	No

The table below provides the current composition for each of the standing committees of the board of directors.

Name	Audit	Compensation	Nominating & Corporate Governance	Risk	Trust
Kirk A. Graves
David Guidry	Member		Member	Member
Randall E. Howard	Member	Member		Member
B. Bryan Jones III		Chair	Chair	Member	Chair
R. Eason Leake				Member
Ryan J. Lopiccolo	Member	Member		Member	Member
R. Hal Parker	Member	Member	Member	Chair
John F. Phillips III	Member		Member	Member
William A. Ray
Staci H. Tyler	Chair	Member	Member	Member
Eugene F. Webb, Jr.
Charles R. White				Member
Max S. Yates					Member

Executive Officers

BancPlus’ executive officers are appointed by BancPlus’ board of directors and hold office until their successors are duly appointed and qualified or until their earlier death, resignation or removal. Each of BancPlus’ current executive officers, as well as their ages, is set forth below.

Name	Position	Age
William A. Ray	Vice Chairman, President and Chief Executive Officer	68
Eugene F. Webb, Jr.	Senior Executive Vice President and Chief Banking Officer	64
Kirk A. Graves	Senior Executive Vice President and Chief Operating Officer	59
Karlen Turbeville	Senior Executive Vice President and Chief Financial Officer	64
Gregory A. Ray	Senior Executive Vice President and Chief Risk Officer	58
Max S. Yates	Senior Executive Vice President and Chief Strategy Officer	65
T. Fillmore Hall	Senior Executive Vice President and Chief Credit Officer	59

Background of Executive Officers and Directors

A brief description of the background of each of BancPlus’ executive officers and directors is set forth below.

Executive Officers:

William A. “Bill” Ray. Mr. Ray, who is also a director and Vice Chairman of the BancPlus board, has served as the BancPlus President and Chief Executive Officer since 1986. As President and CEO, Mr. Ray is responsible for leading and managing all facets of BancPlus operations, including establishing its long-term goals, strategies, and corporate vision. Mr. Ray was the Chief Financial Officer at BankPlus from 1983 to 1986. He has served on the BancPlus board of directors since 1987. Prior to joining BankPlus, Mr. Ray was a Supervising Senior Accountant at Peat, Marwick, Mitchell & Co in Jackson, Mississippi from 1981 to 1983. He continues to hold his certified public accountant certification. Mr. Ray’s leadership, together with the skills and knowledge of the banking industry and BankPlus gained during his tenure with BancPlus, has been instrumental to BancPlus’ recent growth and success. In addition, Mr. Ray brings to the BancPlus board of directors and franchise a unique blend of banking experience that is extremely valuable to BancPlus as it looks to grow its franchise in legacy and new markets.

Mr. Ray holds a Bachelor of Business Administration in Accounting from the University of Mississippi. Mr. Ray is not related to Mr. Gregory A. Ray, a Senior Executive Vice President and the Chief Risk Officer of the Company.

Eugene F. “Jack” Webb, Jr. Mr. Webb, who serves as a director, holds the position of President and Chief Executive Officer of BankPlus. He has served as BancPlus Senior Executive Vice President and Chief Banking Officer since his appointment in January 2018. Prior to his current position, he held various positions with BancPlus, including Senior Executive Vice President and Chief Community Banking Officer from 2012 to 2018; Senior Executive Vice President and President—South Region from 2004 to 2012; Executive Vice President and President—South Region from 2000 to 2004; Senior Vice President and Director of Risk Management from 1998 to 2000; and Vice President and Director of Risk Management from 1996 to 1998. From 1990 to 1996, Mr. Webb was a National Bank Examiner with the Comptroller of Currency in Jackson, Mississippi. He started his long career in the banking industry with positions as an Associate National Bank Examiner from 1986 to 1989 and as a Vice President—Credit Department Manager of Altus Bank from 1989 to 1990.

Mr. Webb holds Bachelor of Business Administration in Banking & Finance and Managerial Finance from University of Mississippi and a Master of Business Administration, Finance from Memphis State University.

Kirk A. Graves. Mr. Graves, who also serves as a director, has served as Senior Executive Vice President and Chief Operating Officer since 2020. He also serves as Senior Executive Vice President and Chief Operating Officer of BankPlus. Mr. Graves previously served as Chief Executive Officer of SCC, the entity with which BancPlus merged in 2020 and as Chief Executive Officer and Chairman of the board of directors of SBT, a banking subsidiary of SCC, since 2016. He served as a director of SBT from 2004 to 2020. Previously, Mr. Graves served as Chief Financial Officer of SBT from 2002-2015. Prior to joining SCC, Mr. Graves worked at Trustmark National Bank from 1994-2002, first as Vice President for Public Finance and then as Vice President—Bank Funding Manager. From 1993-1994, Mr. Graves was an investment officer at Sunburst Financial Group. He began his career in the banking industry as Assistant Vice President for Credit Administration from 1987-1992 at Eastover Bank for Savings. Mr. Graves brings over thirty years of banking experience to his position; additionally, he holds the Chartered Financial Analyst designation and is a Certified Public Accountant.

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
Ms. Turbeville holds a Bachelor’s Degree in Accounting from the University of Mississippi.

Max S. Yates. Mr. Yates has served as a director since 2000 and Senior Executive Vice President and Chief Strategy Officer since 2020 and is a member of the Trust Committee. He previously served as Senior Executive Vice President and Chief Risk Officer from 2012 to 2020. He served as Executive Vice President and Chief Risk Officer from 2006 to 2012. Prior to serving as Chief Risk Officer, he served as BankPlus’ Director of Treasury from 2000 to 2006 and Chairman of BankPlus’ Asset Liability Committee from 2000 to 2007. Additionally, Mr. Yates has served as a member of the BancPlus board of directors and as Secretary of the BancPlus board of directors since 2000. Prior to joining BancPlus, he was Senior Vice President of First National Bank of Holmes County from 1989 to 2000. Since starting his career in the banking industry in 1981, Mr. Yates has held various positions, including working as a Fixed Income Institutional Sales Advisor at a regional investment firm, advising community banks, and working in investments and treasury at two publicly traded financial institutions. Since 2014, he has served as a member of the board of directors of the Community Development Bankers Association. He also served on the Mississippi Public Funds Guaranty Pool Board and on the FHLB of Dallas’ Member Advisory Council and is on the board of directors of the Mississippi Economic Council. Previously, Mr. Yates served on the board of directors of the Mississippi Bankers Association from 2010 to 2014, and currently serves on the legislative committee. His more than 40 years in the banking industry, as well as his relationships in the community, make him well qualified to serve as a director of BancPlus.
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

T. Fillmore “Fil” Hall. Mr. Hall has served as Senior Executive Vice President and Chief Credit Officer since 2022. He previously served as Executive Vice President and Chief Credit Officer from 2012 to 2022 and as Senior Vice President and Director of Loan Review from 1999 to 2012. Mr. Hall has worked in the banking industry for over 30 years, including working as a commissioned field examiner for the FDIC from 1986 to 1999.

Mr. Hall holds a Banking and Finance degree from the University of Alabama.

Directors:

David Guidry. Mr. Guidry has served as a director of BancPlus since 2022 and is a member of the Nominating and Corporate Governance Committee, Audit Committee, and Risk Committee. Prior to the FTC Merger, Mr. Guidry had served as a Vice- Chairman of the FTC board since 2002. Since 1982, Mr. Guidry has served as the President and Chief Executive Officer of Guico Industries, a manufacturer and distributor of equipment used in the exploration and development of oil fields and serving the entire North American oil patch, and founded its predecessor, Guico Machine Works, Inc., in 1982. Mr. Guidry previously served as a director of the New Orleans branch of the Federal Reserve Bank of Atlanta, the Boy Scouts of America, the Louisiana Children’s Museum, the Louisiana Minority Business Council, Idea Village, Jefferson Parish and the Northshore business council. He previously served as Chairman of the board of commissioners of the Port of New Orleans, as a member and Chairman of the audit committee of the Louisiana University System Board of Supervisors, and as a trustee of Baptist Community Ministries. He has received numerous federal, state and local honors, including the Small Business Administration Minority

Business Award and Manufacturer of the Year, Louisiana Lantern Award and Young Leadership Council Role Model Award. Mr. Guidry’s background as a chief executive officer for almost four decades, and his extensive community, business and financial experience serving as a director of and serving on and chairing numerous audit committees of several for- and non-profit entities make him qualified to serve on the BancPlus board.

Mr. Guidry attended the Amos Tuck School of Business at Dartmouth University after graduating from T.H. Harris Technical College.

Randall E. Howard. Mr. Howard has served as a director and Vice Chairman of the BancPlus board of directors and the BankPlus board of directors since 2015 and has served as Lead Director since March 2020. He serves as a member of the Audit Committee, the Compensation Committee, and Risk Committee. Mr. Howard served as President of Commercial Banking of Hibernia Corp. and Hibernia National Bank from 2003 to 2005, with responsibility for commercial and middle-market corporate banking, including commercial real estate, energy/maritime, commercial mortgage capital, treasury management, energy investments, leasing, Hibernia insurance, and public fund sales, and served as a member of the board of directors of Hibernia Corp. and Hibernia National Bank. Prior to that, he served as Chief Commercial Banking Executive of Hibernia Corp. and Hibernia National Bank from 2000 to 2003 and as Chairman of the Southeast Region for Hibernia Corp. and Hibernia National Bank from 1998 to 2000. Mr. Howard was a member of the board of directors of Hibernia Corp. and Hibernia National Bank from 2000 to 2005. From 1987 to 1998, he served as President and Chief Executive Officer of Argent Bank, a Louisiana banking association headquartered in Thibodaux, Louisiana, which was merged with and into Hibernia National Bank in 1998. Mr. Howard has served as a director of First Bank and Trust and First Trust Corporation since 2009. Mr. Howard’s over 35 years of experience in the financial service industry, his understanding of the regulatory structure in which BancPlus operates, his experience on the boards of other banks, and his contacts in markets served by BankPlus make him well qualified to serve on the BancPlus board of directors.

Mr. Howard earned a Bachelor of Science in Finance from the University of Southern Mississippi and is a graduate of the School of Banking of the South at Louisiana State University.

B. Bryan Jones III. Mr. Jones has been Chairman of the board of directors of BancPlus since 2022 and has served as a director since 2000. He is chair of the Nominating and Corporate Governance Committee, Compensation Committee, and Trust Committee and serves as a member of the Risk Committee. Mr. Jones was a Senior Executive Vice President and Chief Private Banking Officer of BankPlus from 2012 until his retirement in March 2019. Prior to 2010, he held various positions at BankPlus, including Senior Executive Vice President and President—North Region. Mr. Jones has also developed valuable board of directors experience through his service on other boards, serving as a director of Staplcotn, one of the largest cotton marketing cooperatives in the United States, from 1998 until September 2020. Additionally, he serves on the civic board of the Mississippi Chapter of the Nature Conservancy. His knowledge of BancPlus’ products and services and the regulatory environment in which it operates, as well as his relationships in the community, make him well qualified to serve as a director of BancPlus.
Mr. Jones holds a Bachelor in Business Administration from the University of Mississippi.

R. Eason Leake. Mr. Leake has served as a director of BancPlus since 2015, and is a member of the Risk Committee. Mr. Leake’s leadership experience as Chief Executive Officer from 1999 to 2012 and Chairman of the Board from 2002 to the present of Ross & Yerger, an insurance company, add significant value to the BancPlus board of directors. Mr. Leake was also a director from 2009 until 2010 and Interim Chief Executive Officer from May 2010 until August 2010 at Infinity Business Group, Inc., when it entered into Chapter 7 bankruptcy under the United States Bankruptcy Code. He started his career in banking at People’s Bank in Tupelo, Mississippi, as an assistant cashier. He is certified as a Chartered Property Casualty Underwriter and currently works as a producer at Ross & Yerger. With over 40 years of experience serving community banks, Mr. Leake has expertise in collateral protection strategies, asset and fee income growth strategies, and strategic planning. In addition, Mr. Leake currently serves as Chairman of the board of directors of PriorityOne Capital Corporation and is a director of PriorityOne Bank, further augmenting his experience. Mr. Leake’s prior banking experience, extensive managerial and leadership experience gained through his years with Ross & Yerger, and relationships in the markets BancPlus serves make him well qualified to serve on the BancPlus board of directors.

Mr. Leake earned a Bachelor of Arts in Economics from Millsaps College.

Ryan J. Lopiccolo. Mr. Lopiccolo has served as a director of BancPlus since 2022 and served as a director of FTC from 2014 until the FTC Merger. Mr. Lopiccolo is a member of the Audit Committee, Compensation Committee, Risk Committee, and Trust Committee. During his time as a director of FTC, Mr. Lopiccolo’s duties included serving on FTC’s audit, loan, and M&A committees, in addition to serving on various executive committees. Since 2014, Mr. Lopiccolo has served as Executive Vice President of Columbus Properties, a real estate development firm. Mr. Lopiccolo’s diverse background, including years of restaurant entrepreneurship and retail experience specializing in e-commerce, payment processing and commercial real estate make him qualified to serve on the BancPlus board.

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

Mr. Parker holds a Bachelor of Science in Business from Mississippi State University.

John F. Phillips III. Mr. Phillips has been a director of BancPlus since 1988 and is a member of the Nominating and Corporate Governance Committee, Audit Committee and Risk Committee. He also sits on the board of directors of BankPlus. His principal occupation is in farming and agriculture, as an owner and manager of farming and land ownership company Phillips Planting Company in Holly Bluff, Mississippi, a position he has held since 1985. He has been an owner and manager of each of Phillips Farm Elevator, a grain merchandising company, from 2007 to present, and Sleepy Hollow II, LLC, a land ownership company, from 2010 to present. He has also been owner of Phillips Farms, the holding company for Silver Creek Gin Company, a commercial cotton ginning company, since 1999. Additionally, he was named President of Silver Creek Gin Company in 1999 and has been an owner and manager of Producer’s Flying Service, a flying service company, since 1992. Formerly, Mr. Phillips was a partial owner of each of Lexington Homes, a mobile home manufacturing and sales company, from 2004 to 2016, Phillips Brother’s Farms, a commercial catfish farming company, from 1980 to 2016, and Phillips Brother’s Land, a land ownership company, from 2010 to 2012. He also holds an ownership interest in fourteen additional companies. Mr. Phillips’s broad managerial and entrepreneurial experience as an owner of multiple companies and seasoned business judgment are among his qualifications to be a member of the BancPlus board of directors.

Staci H. Tyler. Ms. Tyler has been a director of BancPlus since 2022 and is chair of the Audit Committee and a member of the Compensation Committee, Risk Committee and Nominating and Corporate Governance Committee. She also sits on the board of directors of BankPlus. Her principal occupation is Senior Vice President, Chief Accounting Officer, Chief Administrative Officer and Secretary of EastGroup Properties, where she has worked since 2007 and has served as Assistant Controller, Vice President and Controller during that time. Prior to joining EastGroup, she served as Senior Audit Associate with KPMG. Ms. Tyler is a Certified Public Accountant. Ms. Tyler’s extensive accounting, auditing and finance experience are among her qualifications to serve on the BancPlus board of directors.

Ms. Tyler graduated from the University of Mississippi with both a Bachelor of Accountancy and a Masters of Accountancy.

Charles R. White. Mr. White has been a director of BancPlus since 2024 and is a member of the Risk Committee. He also sits on the board of directors of BankPlus. His principal occupation is Managing Director in the Fixed Income Capital Markets Division of Stifel Financial, where he has worked since 1998 having been an Executive Managing Director at Sterne Agee & Leach Inc. prior to its merger with Stifel in 2015. Mr. White has extensive experience in financial markets, particularly financial institution accounting and regulatory analytics, interest rate analytics, fixed income credit research and financial institution strategies. He previously served as a director to State Capital Corp. and State Bank & Trust Company prior to their acquisition by the BancPlus in 2020. Mr. White’s over 40 years of experience working closely with banks and their management teams to navigate the changing environment of financial markets and his prior experience on the boards of other banks are among his qualifications to serve on the BancPlus board of directors.

Mr. White holds a Bachelor in Banking and Finance from the University of Mississippi and a General Securities Principal Designation.

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

BancPlus’ named executive officers for the year ended December 31, 2023 were:

•William A. Ray, Vice Chairman, President and CEO of BancPlus
•Eugene F. Webb, Jr., Senior Executive Vice President and Chief Banking Officer of BancPlus and President and Chief Executive Officer of the Bank
•Kirk A. Graves, Senior Executive Vice President and Chief Operating Officer of BancPlus and the Bank

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of BancPlus’ named executive officers for the years ended December 31, 2023 and 2022. Unless otherwise noted, all cash compensation for each of BancPlus’ named executive officers was paid by BankPlus.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
William A. Ray	2023	683,077	594,008	431,857	120,374	1,829,316
Vice Chairman, President and CEO	2022	653,077	472,495	471,514	100,782	1,697,868
Eugene F. Webb, Jr.	2023	545,385	290,296	344,234	69,547	1,249,462
SEVP and Chief Banking Officer	2022	399,138	191,100	245,759	43,498	879,495
Kirk A. Graves	2023	373,077	236,295	190,267	56,424	856,063
SEVP and Chief Operating Officer	2022	346,031	174,720	200,036	41,675	762,462
________________________________
(1)On April 1, 2023, BancPlus’ named executive officers received restricted stock awards under the long-term incentive program for 2018, as discussed below. The grant date fair value of the unvested awards set forth in this column is computed in accordance with ASC 718 and based on the December 31, 2022 value of $66.75 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP as of that time. As previously disclosed, this appraised value was determined solely for purposes of the ESOP’s administration and is therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of BancPlus common stock, is presented for illustrative purposes only and should not be relied on for any reason. Neither BancPlus nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if BancPlus or the ESOP obtains a new appraised value, to disclose such new appraised value.
(2)Amounts represent performance-based cash bonuses earned under BancPlus’ annual incentive program, as discussed further below.
(3)The following table details the amounts included in All Other Compensation:

	Year	Use of Company Vehicle ($)	Country Club Dues ($)	Dividends on Restricted Stock ($)	401(k) Employer Contributions ($)	Life Insurance Premiums ($)	Director Fees ($) (1)	Spousal Travel ($) (2)	Car/Cell Phone Allowance ($)
Mr. Ray	2023	2,728	21,148	28,775	13,200	31,137	22,400	986	—
	2022	3,607	19,906	23,693	12,200	26,976	14,400	—	—
Mr. Webb	2023	—	9,420	12,686	13,200	10,314	22,400	1,527	—
	2022	—	7,860	9,615	12,200	9,023	4,800	—	—
Mr. Graves	2023	—	3,360	10,081	13,200	4,968	22,400	1,215	1,200
	2022	—	3,320	6,174	12,200	4,381	14,400	—	1,200
________________________________
(1)Represents an attendance fee for attending the regular monthly board of directors meeting.
(2)Represents incremental cost to the Company for spousal attendance at business events.

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

For 2023, each of Mr. Ray and Mr. Webb’s target AIP award was 50% of his respective base salary and Mr. Graves’ target AIP award was 40% of his base salary. The 2023 AIP awards were based on five corporate performance metrics of various weights: adjusted net operating income, weighted 25%; ratio of nonperforming assets to total assets, weighted 25%; deposit growth, weighted 20%; adjusted efficiency ratio, weighted 15%; and loan growth, weighted 15%, with each metric having a defined threshold, target, and maximum performance goal. In February 2024, the Compensation Committee determined that BancPlus had reached maximum performance level on the ratio of nonperforming assets to total assets and deposit growth metrics. BancPlus achieved 121.0% on the net operating income metric, 122.3% on the adjusted efficiency ratio metric, and 60.5% on the loan growth metric for 2023. Therefore Mr. Ray, Mr. Webb and Mr. Graves each received 125.2% of the maximum 150% target award under the AIP.

Long-Term Incentive Program

Under BancPlus’ long-term incentive program (“LTIP”), BancPlus’ executive officers are eligible to receive equity-based awards under the 2018 Long-Term Incentive Plan (the “2018 Plan”). Each executive officer has a target LTIP award value based on a multiple of his or her base salary and is eligible to receive an LTIP award based on BancPlus’ performance relative to a performance metric or metrics determined by the Compensation Committee. LTIP awards for threshold performance start at 50% of target value, with maximum performance resulting in an award determined using 150% of the target value. No grant is made for results falling below threshold performance. For 2023, LTIP awards were based on return on equity and the Compensation Committee determined that BancPlus achieved maximum performance.

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by each of BancPlus’ named executive officers on December 31, 2023.

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units That Have Not Vested (2)
Mr. Ray	April 1, 2021	2,927	$171,230
	April 1, 2022	4,616	270,036
	April 1, 2023	8,899	520,592
Mr. Webb	April 1, 2021	1,195	69,908
	April 1, 2022	1,867	109,220
	April 1, 2023	4,349	254,417
Mr. Graves	April 1, 2021	820	47,970
	April 1, 2022	1,707	99,860
	April 1, 2023	3,540	207,090
________________________________
(1)The grants vest annually in equal increments over three years.
(2)The market value of the unvested awards as of December 31, 2023 is based on the December 31, 2023 value of $58.50 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP. As previously disclosed, this appraised value was determined solely for purposes of the ESOP’s administration and is therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of BancPlus common stock, is presented for illustrative purposes only and should not be relied on for any reason. Neither BancPlus nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if BancPlus or the ESOP obtains a new appraised value, to disclose such new appraised value.

Ray & Webb Employment Agreements

BancPlus entered into employment agreements with Mr. Ray (the “Ray Employment Agreement”) and Mr. Webb (the “Webb Employment Agreement” and, together with the Ray Employment Agreement, the “Employment Agreements”) effective January 1, 2024. The Ray Employment Agreement replaced BancPlus’ Employment Agreement with Mr. Ray, dated January 1, 2018, as amended, that expired in accordance with its terms on December 31, 2023. Mr. Webb was previously party to a Change in Control Agreement with BancPlus, dated January 1, 2018, the terms of which have been superseded by the Webb Employment Agreement. The term of each Employment Agreement expires on December 31, 2026, unless renewed or there is a change in control (as defined in the Employment Agreements), in which case the term will expire on the later of December 31, 2026 or the 24-month anniversary of the change in control.

The Ray Employment Agreement provides, among other things, that Mr. Ray will (a) receive an annual base salary (subject to annual adjustments by BancPlus’ compensation committee), (b) be eligible to participate in BancPlus’ AIP and LTIP on the same basis generally applicable to senior executive officers, (c) participate in BancPlus’ qualified retirement plan, employee benefit and deferred compensation programs, perquisite programs (including the provision of a BancPlus automobile and/or mileage reimbursement for business travel, among other perquisite benefits) and any health benefit plans available to senior executive officers, (d) receive continued coverage under a life insurance policy providing a death benefit of no less than $2,560,000, and (e) receive reimbursement of country club dues and assessments.

The Webb Employment Agreement provides, among other things, that Mr. Webb will (a) receive an annual base salary (subject to annual adjustments by BancPlus’ compensation committee), (b) be eligible to participate in BancPlus’ AIP and LTIP on the same basis generally applicable to senior executive officers, (c) participate in BancPlus’ qualified retirement plan, employee benefit and deferred compensation programs, perquisite programs (including the provision of an automobile mileage reimbursement for business travel, among other perquisite benefits) and any health benefit plans available to senior executive officers, (d) receive continued coverage under a life insurance policy providing a death benefit of no less than $1,100,400, and (e) receive reimbursement of country club dues and assessments.

Under the Employment Agreements, each of Mr. Ray and Mr. Webb is bound by customary non-competition and nonsolicitation covenants during his period of employment and for period of six months and three years, respectively, after the date his employment with the Company terminates for any reason, as well as customary non-disclosure covenants during the period of his employment and after the date his employment with the Company terminates for any reason.

The Employment Agreements provide for the following severance benefits in the event of termination of employment by BancPlus other than for cause or by Mr. Ray or Mr. Webb, as applicable, for good reason (as such terms are defined in the Employment Agreements), unrelated to a change in control (as such term is defined in the Employment Agreements): (a) a lump sum payment equal to the sum of (i) two times his then-current base salary plus (ii) the average bonus amount received by him in the prior three years, (b) payment of a pro rated annual bonus for the year of termination based on achievement of the applicable performance metrics, and (c) payment of COBRA premiums for 18 months.

The Employment Agreements also contain certain additional change in control protections, described below.

Change in Control Agreements

The occurrence or potential occurrence of a change in control could create uncertainty regarding the continued employment of BancPlus’ executive officers. Change in control protections offer executive officers a level of security that BancPlus believes allows them to continue to focus and serve in the best interest of BancPlus and BancPlus’ shareholders.

The Employment Agreements contain certain provisions that provide severance benefits to Mr. Ray and Mr. Webb in the event of a qualifying termination of employment related to a change in control. BancPlus entered into a Change in Control Agreement with Mr. Graves effective April 1, 2020 (the “Graves CIC Agreement”), in conjunction with his hire date, with an initial term of nine months and automatically renewing January 1 of each year for successive one-year terms unless either party notifies the other of an intent not to renew no later than the October 31st preceding the renewal date. Each of the Ray Employment Agreement, Webb Employment Agreement and Graves CIC Agreement provide for severance benefits described below in the event of a termination of employment by BancPlus other than for cause or by the executive for good reason during a defined “protected period” related to a change in control.

If the employment of Mr. Ray or Mr. Webb, as applicable, is terminated by BancPlus other than for cause or by him for good reason (as such terms are defined in the Employment Agreements) during the period beginning six months before and ending 24 months following a change in control (as such term is defined in the Employment Agreements), such executive officer will receive the following severance benefits: (a) a lump sum payment equal to the sum of (i) three times his then-current base salary plus (ii) three times the average annual bonus amount received by him in the prior three years, (b) payment of a pro rated annual bonus for the year of termination based on achievement of the applicable performance metrics, (c) continued health plan coverage until he is covered under another plan or Medicare Part B, (d) payment of life insurance premiums for ten years, (e) reimbursement of country club dues and assessments for two years, and (f) transfer of his automobile lease and reimbursement of lease payments for remainder of the lease term.

For Mr. Graves, if his employment is terminated by BancPlus other than for cause or by such executive for good reason (as such terms are defined in the Graves CIC Agreement) during the period beginning six months before and ending 12 months following a change in control (as such term is defined in the Graves CIC Agreement), he will receive the following severance benefits: (a) a lump sum payment equal to the sum of two times his then-current base salary and two times the average annual bonus received for the prior three years, (b) payment of a pro rated annual bonus for the year of termination based on achievement of the applicable performance metrics, and (c) payment of an amount equal to the employer portion of health care costs for up to 12 months.

Under each of the Ray Employment Agreement, Webb Employment Agreement and Graves CIC Agreement, if any part of the severance payments or benefits received by any of BancPlus’ named executive officers in connection with a termination related to a change in control constitutes an excess parachute payment under Section 4999 of the Code, the executive will receive the greater of (1) the amount of such payments and benefits reduced so that none of the amount constitutes an excess parachute payment, net of income taxes, or (2) the full amount of such payments and benefits, net of all applicable taxes, including income taxes, employment taxes and excise taxes under Section 4999 of the Code. The Employment Agreements further provide that, if the Company is not publicly traded and the shareholder vote exemption under Section 280G of the Code is available, if Mr. Ray or Mr. Webb waives his right to receive excess parachutes, the Company will use reasonable best efforts to obtain the requisite shareholder vote. In addition, each of the Ray Employment Agreement, Webb Employment Agreement and Graves CIC Agreement require as a condition of receipt of these change in control severance benefits that the executive sign a general release in favor of BancPlus and comply with certain restrictive covenants, including covenants not to disclose confidential information, not to compete for six months following termination, and not to solicit employees or customers or interfere with any of BancPlus’ customer relationships for 36 months following termination, in the case of Mr. Ray and Mr. Webb, and 24 months, in the case of Mr. Graves.

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

Share Limits. In 2022, the 2018 Plan was amended to increase the maximum number of shares of BancPlus common stock that may be issued in connection with awards granted under the 2018 Plan to 750,000, any or all of which may be issuable as incentive stock options. Shares of BancPlus common stock related to nonvested, unpaid, unexercised, unconverted or otherwise unsettled portion of any award that is forfeited or cancelled or that expires or terminates for any reason without becoming vested, paid, exercised, converted or otherwise settled in full are also available for grant (unless the recipient of such award received dividends or other economic benefits with respect to such shares of stock, which dividends or other economic benefits were not forfeited, in which case such shares would count against this aggregate limit). The limitations on the number of shares of BancPlus common stock under the 2018 Plan are subject to adjustment for specified changes in capitalization, including a stock split, stock dividend, combination or exchange of shares, exchange for other securities, reclassification, reorganization, recapitalization, merger or consolidation or any other increase or decrease in the number of outstanding shares of BancPlus common stock effected without consideration to the Company. As of December 31, 2023, 352,290 shares of BancPlus common stock were available for issuance under the 2018 Plan, and there were 191,700 outstanding restricted stock grants that remained subject to forfeiture.

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

Withholding. BancPlus will deduct or withhold, or require the participant to remit to us, an amount at least sufficient to satisfy the minimum federal, state and local and foreign taxes required by law or regulation to be withheld with respect to any taxable event as a result of a transaction under the 2018 Plan.

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

BancPlus Corporation Employee Stock Ownership Plan

BancPlus maintains an employee stock ownership plan (the “ESOP”) that covers all employees who are 21 years of age or older and work in a position requiring at least 1,000 hours of service annually. The ESOP also has 401(k) provisions that allow for employee tax deferred contributions. Participants may make contributions to the ESOP in accordance with applicable regulations and the ESOP’s provisions. BancPlus makes a 3% “safe harbor” matching contribution, plus an additional matching contribution equal to 50% of the next 2% of an employee’s salary deferral contributions in excess of 3%. Additional contributions are made to the ESOP at the discretion of the BancPlus board of directors. As of December 31, 2023, the ESOP owned 1,452,950 shares of BancPlus common stock.

Director Compensation

BancPlus’ non-management directors receive an annual retainer and a monthly attendance fee of $2,000 provided they attend the regular monthly board of directors meeting. In addition, they receive committee chair and member cash retainers for their service on board of directors committees. Finally, BancPlus’ non-management directors also receive an annual grant of BancPlus restricted stock with a grant date value of $30,000. Directors who are also employees do not receive the cash retainers or the restricted stock grant, but are eligible to receive the monthly meeting attendance fee. Directors have been and will continue to be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. The cash retainers payable under BancPlus’ director compensation program are summarized in the table below.

	Retainer to Non-Management Members ($)	Committee Chair Retainer ($)	Committee Member Retainer ($)
BancPlus	20,000	—	—
Committees
Audit Committee	—	15,000	7,500
Risk, Compensation, Nominating and Corporate Governance and Trust Committees	—	10,000	5,000

In addition to the above, the chairman of the board of directors receives an annual retainer of $70,000, the lead director receives an annual retainer of $15,000, and non-management directors who are members of the executive committee receive an annual retainer of $10,000. In 2015, the BancPlus board of directors implemented a director retirement program providing that any director elected in March 2015 who retires from the board of directors at a future date after attaining the age of 75 will be paid a monthly fee equal to the monthly attendance fee for the regular board meeting at the time of their retirement for the remainder of the director’s life.

2023 Director Compensation

The following table sets forth compensation paid, earned or awarded during 2023 to each of the BancPlus directors other than Mr. Ray, Mr. Webb and Mr. Graves, whose compensation is reflected in the “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
S.R. Evans Jr., M.D.(5)	2,400	—	—	2,400
David Guidry	59,900	30,038	—	89,938
Kennith W. Helton(5)	2,400	—	—	2,400
Randall E. Howard(3)	84,900	30,038	7,757	122,695
B. Bryan Jones III(4)	167,400	30,038	7,692	205,130
R. Eason Leake	60,400	30,038	—	90,438
Ryan Lopiccolo	64,900	30,038	862	95,800
Carl R. Montgomery(5)	2,400	—	—	2,400
R. Hal Parker	69,900	30,038	1,143	101,081
Thomas G. Peaster(5)	2,400	—	45,610	48,010
John F. Phillips III	69,900	30,038	1,900	101,838
Staci H. Tyler	67,400	30,038	1,123	98,561
Max S. Yates	22,400	207,058	567,540	796,998
________________________________
(1)The grant date fair value of the awards set forth in this column is computed in accordance with ASC 718 and based on the December 31, 2022 value of $66.75 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP at the time of the grant. Messrs. Guidry, Howard, Jones, Leake, Lopiccolo, Parker, and Phillips, and Ms. Tyler had 450 unvested awards at December 31, 2023.
(2)In addition to serving as directors, Mr. Peaster and Mr. Yates were employees of BancPlus during 2023. They each received the monthly fee for attending the regular board of directors meeting, but did not receive the annual director retainers. Compensation received for service as an employee of BancPlus is reflected in the “All Other Compensation” column above and summarized in the table below. Neither of these employees are named executive officers. Mr. Peaster served as BancPlus’ senior chairman and provided leadership, strategic direction and guidance to BancPlus. Mr. Yates is the Senior Executive Vice President & Chief Strategy Officer.
(3)Mr. Howard serves as Lead Director of the BancPlus board of directors.
(4)Mr. Jones serves as Chairman of the BancPlus board of directors.
(5)Dr. Evans and Messrs. Helton, Montgomery, and Peaster retired from the BancPlus board of directors in March 2023.

The following table details the amounts included in All Other Compensation:

	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Country Club Dues ($)	401(k) Employer Contributions ($)	Life Insurance Premiums ($)	Dividends ($)	Travel ($)	Spousal Travel ($) (1)	Cell Phone Allowance ($)
Mr. Howard	—	—	6,774	—	—	—	—	983	—
Mr. Jones	—	—	5,250	—	—	—	1,273	1,169	—
Mr. Lopiccolo	—	—	—	—	—	—	—	862	—
Mr. Parker	—	—	—	—	—	—	1,143	—	—
Mr. Peaster	31,281	—	—	1,251	13,078	—	—	—	—
Mr. Phillips	—	—	—	—	—	—	781	1,119	—
Ms. Tyler	—	—	—	—	—	—	—	1,123	—
Mr. Yates	360,385	159,912	9,420	13,200	10,278	10,419	—	2,726	1,200
________________________________
(1)Represents incremental cost to the Company for spousal attendance at business events.

Change in Control Agreement

BancPlus entered into a Change in Control Agreement with Mr. Yates effective January 1, 2018, which had a two year initial term and automatically renews January 1 of each year for successive one-year terms unless either party notifies the other of an intent not to renew no later than the October 31st preceding the renewal date. The terms of the Graves CIC Agreement described above in the section entitled “- Change in Control Agreements” are also applicable for Mr. Yates Change in Control Agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of BancPlus’ common stock as of February 29, 2024, by (1) BancPlus’ directors and named executive officers, (2) each person who is known to us to own beneficially 5% or more of BancPlus’ common stock and (3) all directors and executive officers as a group. BancPlus has determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, based on information furnished by such shareholders, BancPlus’ management believes that each person has sole voting and dispositive power over the shares indicated as owned by such person. Unless otherwise noted, the address for each shareholder listed on the table below is: c/o BancPlus Corporation, 1068 Highland Colony Parkway, Ridgeland, Mississippi 39157. The table below calculates the percentage of beneficial ownership based on 11,611,981 shares of common stock outstanding as of February 29, 2024.

Name of Beneficial Owner	Number of Shares	Percentage
Directors and Named Executive Officers:
Kirk A. Graves(1)	14,531	*
David Guidry(2)	20,076	*
Randall E. Howard(3)	7,251	*
B. Bryan Jones III(4)	346,739	2.99%
R. Eason Leake(5)	95,956	*
Ryan J. Lopiccolo(6)	939	*
R. Hal Parker(7)	8,456	*
John F. Phillips III(8)	142,123	1.22%
William A. Ray(9)	187,212	1.61%
Staci H. Tyler(10)	744	*
Eugene F. Webb, Jr.(11)	33,485	*
Charles R. White	13,970	*
Max S. Yates(12)	366,413	3.16%
All Directors and Executive Officers as a group (16 persons)	1,261,888	10.87%
Other Greater than 5% Holders:
BancPlus Corporation Employee Stock Ownership Plan (with 401(k) provisions)(13)	1,452,950	12.51%
Joseph C. Canizaro(14)	1,131,331	9.75%
Margaret M. Peaster(15)	1,008,696	8.69%
Laura Peaster Nelson(15)	988,696	8.50%
________________________________
*    Ownership is less than 1%.
(1)Includes 6,067 shares of unvested restricted stock over which Mr. Graves has sole voting but no investment power. The number of shares reported in the table does not include 7,221.4767 shares held by the BancPlus Corporation Employee Stock Ownership Plan (the “ESOP”) for the benefit of Mr. Graves.
(2)Includes 450 shares of unvested restricted stock over which Mr. Guidry has sole voting but no investment power.
(3)Includes (i) 450 shares of unvested restricted stock over which Mr. Howard has sole voting but no investment power; and (ii) 5,295 shares held by Mr. Howard in an individual retirement account.
(4)Includes (i) 18,000 shares held by B. B. Jones LP, of which Mr. Jones is a general partner; (ii) 10,703 shares held by the Bernard B. Jones, II Testamentary Trust, of which Mr. Jones is the trustee; (iii) 50,000 shares held by Wyatt Land, LLC, of which Mr. Jones is a managing member; (iv) 15,000 shares held by Bonanza LLC, of which Mr. Jones is a managing member; and (v) 450 shares of unvested restricted stock. Mr. Jones has sole voting power over all of these shares, and sole investment power over all of these shares except the restricted stock, over which he has no investment power. The number of shares reported in the table also includes 580 shares held by Mr. Jones’s spouse.
(5)Includes (i) 450 shares of unvested restricted stock over which Mr. Leake has sole voting but no investment power; and (ii) 20,000 shares held by Mr. Leake’s spouse.
(6)Includes 450 shares of unvested restricted stock over which Mr. Lopiccolo has sole voting but no investment power.
(7)Includes (i) 450 shares of unvested restricted stock over which Mr. Parker has sole voting but no investment power; (ii) 2,000 shares held in an individual retirement account; and (iii) 6,006 shares pledged as collateral to secure outstanding debt obligations over which Mr. Parker retains voting rights.
(8)Includes (i) 450 shares of unvested restricted stock over which Mr. Phillips has sole voting but no investment power; and (ii) 54,167 shares held by Phillips Farms Elevator LLC, of which Mr. Phillips is a manager, which are pledged as collateral to secure outstanding debt obligations and over which Mr. Phillips retains voting rights.
(9)Includes 16,442 shares of unvested restricted stock over which Mr. Ray has sole voting but no investment power; and (ii) 20,000 shares held by Mr. Ray’s spouse. The number of shares reported in the table does not include 20,651.9312 shares held by the ESOP for the benefit of Mr. Ray.
(10)Includes 450 shares of unvested restricted stock over which Ms. Tyler has sole voting but no investment power.
(11)Includes 7,411 shares of unvested restricted stock over which Mr. Webb has sole voting but no investment power. The number of shares reported in the table does not include 21,499.5626 shares held by the ESOP for the benefit of Mr. Webb.

(12)Includes (i) 153,279 shares held by The J B & P S Yates Family 1993 Trust, of which Mr. Yates is a trustee; (ii) 44,879 shares held by the Patricia S Yates 1993 Trust, of which Mr. Yates is a trustee; (iii) 67,329 shares held by the Patricia Scobey Yates QTIP Trust, of which Mr. Yates is a trustee; and (iv) 5,902 shares of unvested restricted stock. Mr. Yates has sole voting power over all of these shares, and sole investment power over all of these shares except the restricted stock, over which he has no investment power. The number of shares reported in the table does not include 6,561.4459 shares held by the ESOP for the benefit of Mr. Yates.
(13)These shares are 100% owned by the ESOP. BankPlus is the Plan Trustee of the ESOP. The shares held by the ESOP will be voted by the Plan Trustee only as directed by the Executive Committee of the BancPlus board.
(14)Includes (i) 436,264 shares held by Corte Trust of which Mr. Canizaro is trustee and (ii) 54,492 shares held by New Continental Trust of which Mr. Canizaro is trustee.
(15)Includes 875,000 shares held by the Peaster 2012 Family Trust, of which Ms. Peaster and Ms. Nelson share voting and investment power over these shares.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2023:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	352,290
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	352,290
________________________________
(1)Plans approved by shareholders include the 2018 Long-Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2023, and each proposed transaction, in which:

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

Other Related Person Transactions

BancPlus retains Ross & Yerger, an insurance agency, to provide insurance to BancPlus and to BankPlus. In fiscal year 2023, BancPlus paid approximately $1.6 million to Ross & Yerger for these policies. Since January 1, 2024, BancPlus has paid $77,000 to Ross & Yerger for its current policies. Eason Leake, one of the BancPlus directors, is Chairman of the Ross & Yerger board of directors, a position he has held since 2002, and currently works as a producer for Ross & Yerger. In connection with the foregoing transactions, Mr. Leake received commissions from Ross & Yerger during 2023 totaling approximately $49,000. Since January 1, 2024, Mr. Leake has received $4,000 in commissions from Ross & Yerger in connection with transactions with BancPlus and BankPlus. Additionally, BancPlus has contracted with third-party service providers through referrals by Mr. Leake, for which Ross & Yerger received referral fees from such third-party service providers. In 2023, Ross & Yerger paid approximately $104,000 to Mr. Leake in connection with these third-party referrals. Since January 1, 2024, Ross & Yerger has paid $20,000 to Mr. Leake in connection with BancPlus-related third-party referrals.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by FORVIS, LLP (PCAOB No. 686) for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Audit fees	$455,245	$413,300
Audit-related fees	70,161	55,125
Tax fees	57,225	59,450
All other fees	—	—
Total	$582,631	$527,875

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following are filed as part of this Annual Report on Form 10-K:

1.    The following consolidated financial statements of BancPlus Corporation are filed as a part of this report under Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets - December 31, 2023 and December 31, 2022

Consolidated Statements of Income - Years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Comprehensive Income - Years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Cash Flows - Years ended December 31, 2023, 2022, and 2021

Notes to Consolidated Financial Statements - December 31, 2023

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

3.1	Articles of Incorporation of BancPlus Corporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant, filed on May 12, 2023)
3.2	By-laws of BancPlus Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant, filed on March 9, 2023)
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

10.1*+	Employment Agreement, effective January 1, 2024, by and between BancPlus Corporation and William A. Ray
10.2*+	Employment Agreement, effective January 1, 2024, by and between BancPlus Corporation and Eugene F. Webb, Jr.
10.3*
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

14.1+	Code of Ethics of the Company
21.1+	Subsidiaries of the Company
23.1+	Consent of FORVIS, LLP
31.1+	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2+	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1++	Certification by Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification by Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+	Inline XBRL Interactive Data
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)
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

BANCPLUS CORPORATION

March 6, 2024	By:	/s/ William A. Ray
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature	Title	Date
/s/ William A. Ray	President, Chief Executive Officer, Vice Chairman of the Board and Director	March 6, 2024
William A. Ray	(Principal Executive Officer)

/s/ Karlen Turbeville	Senior Executive Vice President and Chief Financial Officer	March 6, 2024
Karlen Turbeville	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kirk A. Graves	Senior Executive Vice President, Chief Operating Officer, and Director	March 6, 2024
Kirk A. Graves

/s/ Eugene F. Webb, Jr.	Senior Executive Vice President, Chief Banking Officer, and Director	March 6, 2024
Eugene F. Webb, Jr.

/s/ Max S. Yates	Senior Executive Vice President, Chief Strategy Officer, and Director	March 6, 2024
Max S. Yates

/s/ B. Bryan Jones III	Chairman of the Board and Director	March 6, 2024
B. Bryan Jones III

/s/ David Guidry	Director	March 6, 2024
David Guidry

/s/ Randall E. Howard	Vice Chairman of the Board and Director	March 6, 2024
Randall E. Howard

/s/ R. Eason Leake	Director	March 6, 2024
R. Eason Leake

/s/ R. Hal Parker	Director	March 6, 2024
R. Hal Parker

/s/ John F. Phillips III	Director	March 6, 2024
John F. Phillips III

/s/ Staci H. Tyler	Director	March 6, 2024
Staci H. Tyler

/s/ Charles R. White	Director	March 6, 2024
Charles R. White

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Not applicable.