Form 10-Q
period 2024-03-31
BANCPLUS CORP
filed 2024-05-09
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of May 3, 2024: 11,688,124

BANCPLUS CORPORATION
FORM 10-Q
For the Quarter Ended MARCH 31, 2024

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets:
Cash and due from banks	$80,511	$94,868
Interest bearing deposits with banks	309,361	171,723
Total cash and cash equivalents	389,872	266,591
Securities available for sale, net of allowance for credit losses of zero and $2.0 million at March 31, 2024 and December 31, 2023, respectively	888,504	856,021
Securities held to maturity - fair value: $54,061 - 2024; $55,045 - 2023	54,241	55,170
Loans held for sale	7,119	6,525

Loans	6,066,426	6,082,011
Less: Allowance for credit losses	66,840	65,872
Net loans	5,999,586	6,016,139

Premises and equipment, net	138,714	123,145
Operating lease right-of-use assets	32,237	32,603
Accrued interest receivable	32,134	30,086
Goodwill	62,772	62,772
Other assets	188,938	193,459
	$7,794,117	$7,642,511

Liabilities:
Deposits	$6,571,266	$6,325,736
Advances from Federal Home Loan Bank and other borrowings	280,056	375,059
Subordinated debentures	133,725	133,677
Operating lease liabilities	34,046	34,424
Accrued interest payable	12,609	10,539
Other liabilities	26,707	38,025
Total liabilities	7,058,409	6,917,460

Redeemable common stock owned by the ESOP	84,998	84,998
Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value
250,000 authorized, issued and outstanding at March 31, 2024 and December 31, 2023; aggregate liquidation preference of $250,000	250,000	250,000
Common Stock, par value $1.00 per share.
100,000,000 authorized at March 31, 2024 and December 31, 2023; 11,611,732 and 11,613,221 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	11,612	11,613
Additional paid-in capital	124,776	123,611
Retained earnings	382,452	370,955
Accumulated other comprehensive loss, net	(33,132)	(31,128)
	735,708	725,051
Less: Redeemable common stock owned by the ESOP	(84,998)	(84,998)
Total shareholders' equity	650,710	640,053
	$7,794,117	$7,642,511
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2024	2023

Interest income:
Interest and fees on loans	$91,227	$76,747
Taxable securities	6,893	3,066
Tax-exempt securities	342	380
Interest bearing bank balances and other	2,020	578
Total interest income	100,482	80,771

Interest expense:
Deposits	37,942	17,160
Short-term borrowings	8	79
Advances from Federal Home Loan Bank	3,902	3,215
Other borrowings	2,356	2,164
Total interest expense	44,208	22,618

Net interest income	56,274	58,153
Provision for credit losses	36	523
Net interest income after provision for credit losses	56,238	57,630

Other operating income:
Service charges on deposit accounts	5,829	6,666
Mortgage origination income	968	687
Debit card interchange	2,536	2,566
Other income	8,043	5,920
Total other operating income	17,376	15,839

Other operating expenses:
Salaries and employee benefits expenses	30,703	30,991
Net occupancy expenses	4,505	4,472
Furniture, equipment and data processing expenses	7,282	7,316
Other expenses	9,637	8,863
Total other operating expenses	52,127	51,642

Income before income taxes	21,487	21,827
Income tax expense	4,532	4,748
Net income	$16,955	$17,079

Earnings per common share - basic	$1.48	$1.50
Earnings per common share - diluted	$1.48	$1.49

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2024	2023

Net income	$16,955	$17,079
Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities available for sale	(2,668)	7,039
Tax effect	664	(1,753)
Total other comprehensive income (loss), net of tax	(2,004)	5,286
Comprehensive income	$14,951	$22,365
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

					Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Preferred Stock		Common Stock			Retained Earnings
	Shares	Amount	Shares	Amount

January 1, 2023	250,000	$250,000	11,599,595	$11,599	$122,890	$356,685	$(43,074)	$(96,984)	$601,116
Cumulative change in accounting principle	—	—	—	—	—	(24,953)	—	—	(24,953)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	250,000	250,000	11,599,595	11,599	122,890	331,732	(43,074)	(96,984)	576,163

Net income	—	—	—	—	—	17,079	—	—	17,079
Other comprehensive income , net	—	—	—	—	—	—	5,286	—	5,286
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(241)	—	(16)	—	—	—	(16)
Stock based compensation	—	—	—	—	1,004	—	—	—	1,004
Dividends paid ($0.45 per share)	—	—	—	—	—	(5,220)	—	—	(5,220)
March 31, 2023	250,000	$250,000	11,599,354	$11,599	$123,878	$343,591	$(37,788)	$(96,984)	$594,296

January 1, 2024	250,000	$250,000	11,613,221	$11,613	$123,611	$370,955	$(31,128)	$(84,998)	$640,053

Net income	—	—	—	—	—	16,955	—	—	16,955
Other comprehensive loss, net	—	—	—	—	—	—	(2,004)	—	(2,004)
Issuance (forfeiture) of restricted stock	—	—	(1,240)	(1)	1	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(249)	—	(14)	—	—	—	(14)
Purchase of Company Stock	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	1,178	—	—	—	1,178
Net change fair value of ESOP shares	—	—	—	—	—	—	—	—	—
Dividends paid ($0.47 per share)	—	—	—	—	—	(5,458)	—	—	(5,458)
March 31, 2024	250,000	$250,000	11,611,732	$11,612	$124,776	$382,452	$(33,132)	$(84,998)	$650,710

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income per consolidated statements of income	$16,955	$17,079
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	36	523
Depreciation and amortization	2,544	2,440
Net (gain) loss on disposal of premises and equipment	(1,644)	201
Net gain on sales of other real estate owned	(15)	—
Write-downs of other real estate-owned	166	2
Deferred income tax (benefit) expense	2,465	(186)
Federal Home Loan Bank stock dividends	(421)	(221)
Stock based compensation expense	1,178	1,004
Origination of loans held for sale	(51,230)	(47,764)
Proceeds from loans held for sale	50,636	44,780
Earnings on bank-owned life insurance	(853)	(656)
Net change in:
Accrued interest receivable and other assets	(5,767)	(1,188)
Accrued interest payable and other liabilities	(7,372)	1,020
Net cash from operating activities	6,678	17,034

Cash flows from investing activities:
Purchases of securities available for sale	(295,481)	(33,505)
Maturities and calls of securities available for sale	262,352	4,885
Maturities, prepayments and calls of securities held to maturity	915	990
Net (increase) decrease in loans	14,357	(128,754)
Purchases of premises and equipment	(23,390)	(7,015)
Proceeds from sales of premises and equipment	7,267	—
Proceeds from sales of other real estate owned	41	976
Investment in unconsolidated entities	(348)	(77)
Distributions from unconsolidated entities	—	483
Proceeds from bank-owned life insurance	644	—
Purchases of Federal Home Loan Bank stock	—	(9,135)
Redemptions of Federal Home Loan Bank stock	5,191	8,943
Net cash used in investing activities	(28,452)	(162,209)

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$(17,562)	$(72,106)
Money market, negotiable order of withdrawal, and savings deposits	36,177	129,308
Certificates of deposit	226,915	84,550
Proceeds from Federal Home Loan Bank advances	215,000	2,545,000
Payments on Federal Home Loan Bank advances	(310,003)	(2,553,016)
Proceeds from other borrowings	345,004	—
Payments on other borrowings	(345,004)	—
Cash dividends paid on common stock	(5,458)	(5,220)
Purchase of Company stock	—	—
Shares withheld to pay taxes on restricted stock vesting	(14)	(16)
Net cash from financing activities	145,055	128,500

Net change in cash and cash equivalents	123,281	(16,675)

Cash and cash equivalents at beginning of period	266,591	137,895

Cash and cash equivalents at end of period	$389,872	$121,220

Supplemental cash flow information:
Interest paid	$42,138	$20,545
Federal and state income tax payments	—	—
Acquisition of real estate in non-cash foreclosures	285	705

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
The unaudited interim consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest, and reflect all adjustments (consisting of normal recurring adjustments) that are necessary in the opinion of the Company’s management to fairly present the financial position, results of operations and cash flows of the Company. They have been derived from the audited consolidated financial statements for the fiscal year ended December 31, 2023; however, certain notes and information have been omitted from the interim periods. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The accounting and financial reporting policies followed by the Company conform, in all material respects, to the accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry. The results of operations for the interim periods are not necessarily indicative of the results to be expected for future interim periods or for the entire year.
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

	Three Months Ended March 31,
(In thousands except per share data)	2024	2023
Net income	$16,955	$17,079

Weighted average common shares outstanding	11,422	11,415
Diluted effect of unallocated stock	—	—
Diluted effect of stock-based awards	56	73
Diluted common shares	11,478	11,488

Basic earnings per common share	$1.48	$1.50
Diluted earnings per common share	$1.48	$1.49
Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Allowance for Credit Losses	Fair
(In thousands)	Cost	Gains	Losses		Value
March 31, 2024:
U.S. Treasuries	$229,442	$130	$770	$—	$228,802
U.S. Government agency obligations	505,672	847	23,451	—	483,068
Residential mortgage-backed securities	84,951	6	10,875	—	74,082
Commercial mortgage-backed securities	13,640	—	1,429	—	12,211
Corporate investments	53,383	—	6,827	—	46,556
State and political subdivisions	45,533	115	1,863	—	43,785
Total available for sale	$932,621	$1,098	$45,215	$—	$888,504

December 31, 2023:
U.S. Treasuries	$210,213	$356	$451	$—	$210,118
U.S. Government agency obligations	475,747	2,433	23,257	—	454,923
Residential mortgage-backed securities	91,994	25	9,991	—	82,028
Commercial mortgage-backed securities	13,675	—	1,402	—	12,273
Asset backed securities	6,913	84	48	—	6,949
Corporate investments	53,380	—	7,841	—	45,539
State and political subdivisions	47,583	133	1,490	(2,035)	44,191
Total available for sale	$899,505	$3,031	$44,480	$(2,035)	$856,021
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies. At March 31, 2024, the Company had an allowance for credit losses on available for sale securities of zero. The following table provides a roll-forward of the allowance for credit losses on available for sale securities for the periods presented.

	Three Months Ended March 31,
(In thousands)	2024	2023
Beginning balance	$2,035	$—
Impact of adopting CECL	—	—
(Recovery of) provision for credit losses on available for sale securities	—	—
Available for sale security charged off	(2,035)	—
Ending Balance	$—	$—
The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2024:
States and political subdivisions	$54,241	$—	$180	$54,061
Total held to maturity	$54,241	$—	$180	$54,061

December 31, 2023:
States and political subdivisions	$55,170	$1	$126	$55,045
Total held to maturity	$55,170	$1	$126	$55,045

Provided below is a summary of investment securities without an allowance for credit losses that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
March 31, 2024:
Available for sale:
U.S. Treasuries	$56,580	$338	$9,547	$432	$66,127	$770
U.S. Government agencies	88,288	503	297,054	22,948	385,342	23,451
Residential mortgage-backed securities	115	3	73,521	10,872	73,636	10,875
Commercial mortgage-backed securities	—	—	12,211	1,429	12,211	1,429
Asset backed securities	—	—	—	—	—	—
Corporate investments	391	28	46,164	6,799	46,555	6,827
States and political subdivisions	5,328	68	33,121	1,795	38,449	1,863
	$150,702	$940	$471,618	$44,275	$622,320	$45,215

Held to maturity:
States and political subdivisions	$767	$10	$4,829	$170	$5,596	$180
	$767	$10	$4,829	$170	$5,596	$180

December 31, 2023:
Available for sale:
U.S. Treasuries	$—	$—	$9,534	$451	$9,534	$451
U.S. Government agencies	4,983	17	315,605	23,240	320,588	23,257
Residential mortgage-backed securities	118	1	80,621	9,990	80,739	9,991
Commercial mortgage-backed securities	—	—	12,273	1,402	12,273	1,402
Asset backed securities	—	—	1,477	48	1,477	48
Corporate investments	4,045	335	41,493	7,506	45,538	7,841
States and political subdivisions	5,154	50	31,549	1,440	36,703	1,490
	$14,300	$403	$492,552	$44,077	$506,852	$44,480

Held to maturity:
States and political subdivisions	$378	$1	$5,675	$125	$6,053	$126
	$378	$1	$5,675	$125	$6,053	$126
The number of debt securities in an unrealized loss position increased from 317 at December 31, 2023 to 325 at March 31, 2024. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The unrealized losses on debt securities have not been recognized into income because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
March 31, 2024:
One year or less	$267,944	$265,365	$12,858	$12,845
After one through five years	461,224	442,246	35,066	34,935
After five through ten years	120,453	108,827	5,092	5,055
After ten years	83,000	72,066	1,225	1,225
	$932,621	$888,504	$54,241	$54,060

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
March 31, 2024	$112,794	$106,216	$—	$—

December 31, 2023	$128,675	$122,105	$—	$—

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings. The Company monitors the credit rating on a quarterly basis. The following table summarizes the amortized cost basis of held-to-maturity debt securities at March 31, 2024 by credit rating:

(In thousands)	March 31, 2024
State and political subdivisions held-to-maturity:
S&P: AA+, AA, AA- / Moody's: Aa1, Aa2, Aa3	$3,991
S&P: A+, A, A- / Moody's: A1, A2, A3	927
S&P: BBB+, BBB, BBB- / Moody's: Baa, Ba, B	497
Not rated	48,826
$54,241
Note 4: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	March 31, 2024	December 31, 2023
Secured by real estate:
Residential properties	$1,583,986	$1,551,777
Construction and land development	676,847	731,449
Farmland	308,577	309,840
Other commercial	2,687,048	2,666,956
Total real estate	5,256,458	5,260,022
Commercial and industrial loans	624,795	631,528
Agricultural production and other loans to farmers	88,289	91,976
Consumer and other loans	96,884	98,485
Total loans before allowance for credit losses	$6,066,426	$6,082,011
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
The following table presents the amortized cost basis of nonaccrual loans, segregated by class as of March 31, 2024 and December 31, 2023.

(In thousands)	Total Nonaccrual	Nonaccrual with no Allowance for Credit Loss	Past Due 90 days or more and Accruing
March 31, 2024
Secured by real estate:
Residential properties	$4,360	$—	$110
Construction and land development	233	—	1,288
Farmland	343	—	—
Other commercial	6,393	—	150
Total real estate	11,329	—	1,548
Commercial and industrial loans	1,820	—	10
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	59	—	4
Total	$13,208	$—	$1,562

December 31, 2023
Secured by real estate:
Residential properties	$3,180	$—	$270
Construction and land development	239	—	—
Farmland	642	—	—
Other commercial	1,613	—	124
Total real estate	5,674	—	394
Commercial and industrial loans	1,523	—	339
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	17	—	28
Total	$7,214	$—	$761

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended March 31, 2024, there were no significant changes to the collateral which secures the collateral-dependent loans, whether due to general deterioration or other reason. The following table presents the amortized cost basis of collateral-dependent loans by class and collateral type as of March 31, 2024 and December 31, 2023.

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Stock
March 31, 2024
Secured by real estate:
Residential properties	$1,276	$—	$—	$—
Construction and land development	—	—	—	—
Farmland	—	—	—	—
Other commercial	5,930	14,208	—	1,375
Total real estate	7,206	14,208	—	1,375
Commercial and industrial loans	—	—	8,560	—
Agricultural production and other loans to farmers	—	—	—	—
Consumer loans	—	—	—	—
Total	$7,206	$14,208	$8,560	$1,375

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Stock
December 31, 2023
Secured by real estate:
Residential properties	$1,276	$—	$—	$—
Construction and land development	—	—	—	—
Farmland	—	—	—	—
Other commercial	3,226	—	—	—
Total real estate	4,502	—	—	—
Commercial and industrial loans	—	1,349	8,706	1,375
Agricultural production and other loans to farmers	—	—	—	—
Consumer loans	—	—	—	—
Total	$4,502	$1,349	$8,706	$1,375
An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
March 31, 2024
Secured by real estate:
Residential properties	$11,405	$1,944	$13,349	$1,570,637	$1,583,986
Construction and land development	1,141	1,288	2,429	674,418	676,847
Farmland	—	140	140	308,437	308,577
Other commercial	7,703	3,542	11,245	2,675,803	2,687,048
Total real estate	20,249	6,914	27,163	5,229,295	5,256,458
Commercial and industrial loans	1,490	317	1,807	622,988	624,795
Agricultural production and other loans to farmers	14	—	14	88,275	88,289
Consumer loans	502	34	536	96,348	96,884
Total	$22,255	$7,265	$29,520	$6,036,906	$6,066,426

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2023
Secured by real estate:
Residential properties	$9,867	$2,144	$12,011	$1,539,766	$1,551,777
Construction and land development	1,609	—	1,609	729,840	731,449
Farmland	88	380	468	309,372	309,840
Other commercial	4,159	1,320	5,479	2,661,477	2,666,956
Total real estate	15,723	3,844	19,567	5,240,455	5,260,022
Commercial and industrial loans	2,868	441	3,309	628,219	631,528
Agricultural production and other loans to farmers	192	—	192	91,784	91,976
Consumer loans	708	39	747	97,738	98,485
Total	$19,491	$4,324	$23,815	$6,058,196	$6,082,011
Modifications to Borrowers Experiencing Financial Difficulty – From time to time, the Company may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, interest rate reduction, term extension, other-than-insignificant payment delay or a combination thereof, among other things. There were zero loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023.

Note 5: Allowance for Credit Losses

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
Pass loans for the Company include loans in Risk Grades 1 - 6. Special mention loans for the Company include loans in Risk Grade 7. Classified loans for the Company include loans in Risk Grades 8, 9 and 10. Loans may be classified but not considered individually evaluated or collateral-dependent, due to one of the following reasons: (i) the loan falls below the established minimum dollar thresholds for individual evaluation or (ii) the loan was individually evaluated, but not deemed to be collateral-dependent.
The following table reflects loans by credit quality indicator and origination year at March 31, 2024. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at March 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$43,856	$262,355	$402,732	$294,657	$120,750	$112,703	$324,799	$1,561,852
Special mention	—	—	—	—	—	—	—	—
Classified	—	1,415	4,313	4,505	2,703	7,830	1,368	22,134
Total residential real estate	$43,856	$263,770	$407,045	$299,162	$123,453	$120,533	$326,167	$1,583,986
Current period gross write offs	$—	$16	$—	$—	$11	$69	$18	$114

Construction & land development:
Pass	$15,190	$50,855	$51,246	$10,583	$3,541	$11,480	$530,018	$672,913
Special mention	—	—	246	—	—	—	—	246
Classified	—	—	429	434	954	1,259	612	3,688
Total construction & land development	$15,190	$50,855	$51,921	$11,017	$4,495	$12,739	$530,630	$676,847
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$13,229	$39,729	$73,744	$30,601	$26,441	$28,079	$94,236	$306,059
Special mention	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Classified	69	495	148	528	67	999	212	2,518
Total farmland	$13,298	$40,224	$73,892	$31,129	$26,508	$29,078	$94,448	$308,577
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate:
Pass	$16,533	$192,870	$498,918	$405,736	$244,814	$290,923	$1,021,581	$2,671,375
Special mention	—	—	—	—	—	—	—	—
Classified	21	102	575	6,096	1,176	4,779	2,924	15,673
Total other commercial real estate	$16,554	$192,972	$499,493	$411,832	$245,990	$295,702	$1,024,505	$2,687,048
Current period gross write offs	$—	$7	$—	$22	$—	$—	$—	$29

Commercial & industrial loans:
Pass	$16,818	$104,010	$116,089	$35,129	$27,143	$25,850	$267,195	$592,234
Special mention	—	—	5,794	—	—	—	—	5,794
Classified	18	9,018	13,827	1,243	460	1,828	373	26,767
Total commercial & industrial loans	$16,836	$113,028	$135,710	$36,372	$27,603	$27,678	$267,568	$624,795
Current period gross write offs	$—	$78	$203	$—	$—	$—	$387	$668

Agricultural production & other loans to farmers:
Pass	$6,462	$13,423	$6,276	$3,809	$3,045	$1,079	$53,280	$87,374
Special mention	—	—	—	—	—	—	—	—
Classified	—	206	14	—	38	3	654	915
Total agricultural production & other loans to farmers	$6,462	$13,629	$6,290	$3,809	$3,083	$1,082	$53,934	$88,289
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer & other loans:
Pass	$11,176	$34,028	$12,104	$3,730	$3,356	$566	$31,787	$96,747
Special mention	—	—	—	—	—	—	—	—
Classified	—	26	51	5	—	1	54	137
Total consumer & other loans	$11,176	$34,054	$12,155	$3,735	$3,356	$567	$31,841	$96,884
Current period gross write offs	$512	$36	$45	$26	$—	$—	$10	$629
The following table reflects loans by credit quality indicator and origination year at December 31, 2023. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021		2020	2019	Prior	Revolving Loans Amortized Cost Basis		Total
Residential real estate:
Pass	$273,190	$417,855	$305,097		$125,236	$51,299	$74,212	$284,488		$1,531,377
Special mention	—	—	—		—	—	—	—		—
Classified	1,203	3,473	4,661		2,838	2,509	4,785	931		20,400
Total residential real estate	$274,393	$421,328	$309,758		$128,074	$53,808	$78,997	$285,419		$1,551,777
Current period gross write offs	$—	$32	$11		$36	$3	$173	$—		$255

Construction & land development:
Pass	$58,243	$57,699	$17,349		$3,802	$6,354	$6,323	$578,723		$728,493
Special mention	—	246	—		—	—	—	—		246
Classified	—	416	71		960	1,255	8	—		2,710
Total construction & land development	$58,243	$58,361	$17,420		$4,762	$7,609	$6,331	$578,723		$731,449
Current period gross write offs	$—	$68	$—		$—	$—	$60	$—		$128

Farmland:
Pass	$41,629	$74,359	$32,270		$27,928	$13,295	$19,374	$98,061		$306,916
Special mention	—	—	—		—	—	—	—		—
Classified	425	150	529		116	65	1,300	339		2,924
Total farmland	$42,054	$74,509	$32,799		$28,044	$13,360	$20,674	$98,400		$309,840
Current period gross write offs	$—	$—	$—	$—	$—	$—	$114	$—	$114	$114

Other commercial real estate:
Pass	$200,328	$505,748	$393,612		$245,990	$115,642	$189,852	$1,003,206		$2,654,378
Special mention	—	—	—		—	—	—	—		—
Classified	127	74	5,823		456	1,234	3,365	1,499		12,578
Total other commercial real estate	$200,455	$505,822	$399,435		$246,446	$116,876	$193,217	$1,004,705		$2,666,956
Current period gross write offs	$8	$—	$193		$—	$—	$198	$—		$399

Commercial & industrial loans:
Pass	$109,708	$140,536	$41,974		$36,486	$25,063	$8,052	$256,077		$617,896
Special mention	—	—	—		—	—	—	—		—
Classified	8,954	666	1,169		458	124	1,722	539		13,632
Total commercial & industrial loans	$118,662	$141,202	$43,143		$36,944	$25,187	$9,774	$256,616		$631,528
Current period gross write offs	$67	$434	$63		$13	$16	$9	$233		$835

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural production & other loans to farmers:
Pass	$16,315	$7,336	$4,342	$3,493	$1,137	$581	$58,689	$91,893
Special mention	—	—	—	—	—	—	—	—
Classified	35	—	—	44	4	—	—	83
Total agricultural production & other loans to farmers	$16,350	$7,336	$4,342	$3,537	$1,141	$581	$58,689	$91,976
Current period gross write offs	$34	$12	$—	$—	$—	$—	$7	$53

Consumer & other loans:
Pass	$41,346	$15,080	$4,770	$4,213	$596	$128	$32,199	$98,332
Special mention	—	—	—	—	—	—	—	—
Classified	14	69	24	1	—	—	45	153
Total consumer & other loans	$41,360	$15,149	$4,794	$4,214	$596	$128	$32,244	$98,485
Current period gross write offs	$2,720	$175	$98	$38	$12	$30	$97	$3,170
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
Transactions in the allowance for credit losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended March 31, 2024
Allowance for loan losses:
Beginning balance	$6,556	$37,767	$20,487	$1,062	$65,872
Provision for credit losses	2,310	(1,323)	697	227	1,911
Recoveries on loans	23	54	59	361	497
Loans charged off	(668)	(29)	(114)	(629)	(1,440)
Ending balance	$8,221	$36,469	$21,129	$1,021	$66,840

Period End Allowance Balance Allocated To:
Individually evaluated	$592	$321	$—	$—	$913
Collectively evaluated	7,629	36,148	21,129	1,021	65,927
Ending balance	$8,221	$36,469	$21,129	$1,021	$66,840

The allowance for credit losses on LHFI increased for the three months ended March 31, 2024 primarily as a result of provision for credit losses on commercial and industrial loans. Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled approximately $27.1 million at March 31, 2024 and is excluded from the estimate of credit losses.

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended March 31, 2023
Allowance for loan losses:
Beginning balance	$4,750	$26,701	$9,958	$1,466	$42,875
Impact of adopting ASU 2016-13	2,166	12,770	6,464	(656)	20,744
Provision for loan losses	(312)	979	113	640	1,420
Recoveries on loans	88	115	58	591	852
Loans charged off	(288)	(71)	(173)	(956)	(1,488)
Ending balance	$6,404	$40,494	$16,420	$1,085	$64,403

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	6,404	40,494	16,420	1,085	64,403
Ending balance	$6,404	$40,494	$16,420	$1,085	$64,403

Allowance for Credit Losses on Unfunded Loan Commitments

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

	Three Months Ended March 31,
(In thousands)	2024	2023
Beginning balance	$8,951	$—
Impact of adopting CECL	—	12,505
(Recovery of) provision for credit losses on unfunded loan commitments	(1,875)	(897)
Ending balance	$7,076	$11,608

Note 6: Regulatory Matters
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
The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of March 31, 2024, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action.
The following table presents actual and required capital ratios for the Company and the Bank under the CBLR and prompt corrective action regulations for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2024:
Company:
Community Bank Leverage Ratio	$762,928	10.01%	$685,626	9.00%

Bank:
Community Bank Leverage Ratio	$762,467	10.01%	$685,296	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2023:
Company:
Community Bank Leverage Ratio	$756,155	10.02%	$679,472	9.00%

Bank:
Community Bank Leverage Ratio	$755,482	10.01%	$679,129	9.00%
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

Securities – The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of March 31, 2024 or December 31, 2023. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
March 31, 2024
U.S. Treasuries	$228,802	$—	$228,802	$—
U.S. Government agency obligations	483,068	—	483,068	—
Residential mortgage-backed securities	74,082	—	74,082	—
Commercial mortgage-backed securities	12,211	—	12,211	—
Asset-backed securities	—	—	—	—
Corporate investments	46,556	—	46,556	—
State and political subdivisions	43,785	—	43,785	—
Total securities available for sale	$888,504	$—	$888,504	$—

December 31, 2023
U.S. Treasuries	$210,118	$—	$210,118	$—
U.S. Government agency obligations	454,923	—	454,923	—
Residential mortgage-backed securities	82,028	—	82,028	—
Commercial mortgage-backed securities	12,273	—	12,273	—
Asset backed securities	6,949	—	6,949	—
Corporate investments	45,539	—	45,539	—
State and political subdivisions	44,191	—	44,191	—
Total securities available for sale	$856,021	$—	$856,021	$—
There were no transfers between Level 1, 2 or 3 during the periods shown above.
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Collateral-dependent loans, net of allowance for credit losses:
March 31, 2024	$30,476	$—	$—	$30,476
December 31, 2023	$15,224	$—	$—	$15,224

Other real estate owned:
March 31, 2024	$2,460	$—	$—	$2,460
December 31, 2023	$2,368	$—	$—	$2,368
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
March 31, 2024
Collateral-dependent loans, net of specific allowance	$30,476	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$2,460	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2023
Collateral-dependent loans, net of specific allowance	$15,224	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$2,368	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%
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
The following table presents estimated fair values of the Company’s financial instruments that are not recorded at fair value:

	March 31, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$389,872	$389,872	$266,591	$266,591
Level 2 inputs:
Securities held to maturity	54,241	54,061	55,170	55,045
FHLB stock	18,865	18,865	23,634	23,634
Accrued interest receivable	32,134	32,134	30,086	30,086
Level 3 inputs:
Loans held for sale	7,119	7,119	6,525	6,525
Loans, net	5,999,586	5,790,660	6,016,139	5,804,169

Financial liabilities:
Level 2 inputs:
Deposits	6,571,266	6,197,102	6,325,736	6,318,082
FHLB and other borrowings	280,056	277,123	375,059	374,325
Subordinated debentures	133,725	140,212	133,677	137,428
Accrued interest payable	12,609	12,609	10,539	10,539

Note 8: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the

Company’s Consolidated Balance Sheets and will be amortized over the life of the Notes. At March 31, 2024 and December 31, 2023, the remaining unamortized balance of these issuance costs was $892,000 and $928,000, respectively. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the merger (the “FTC Merger”) with First Trust Corporation (“FTC”), the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at March 31, 2024 due to the remaining purchase premium of $348,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	March 31, 2024	December 31, 2023
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month CME Term SOFR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month CME Term SOFR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month CME Term SOFR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month CME Term SOFR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month CME Term SOFR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at March 31, 2024 due to the remaining purchase discount of $3.4 million, which was established upon the merger (the “SCC Merger”) with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, and is being amortized over the remaining life of the debentures.

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
Note 9: Employee Benefits

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
The ESOP owned 1,452,950 shares of the Company's common stock at both March 31, 2024 and December 31, 2023. The ESOP can enter into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock sold by participants in accordance with diversification provisions of the ESOP. These unallocated shares would be released to participants proportionately as the loans are repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, if any, that are used to repay the loan would be treated as compensation expense. As of March 31, 2024, the ESOP had zero outstanding loans with the Company.
Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of allocated shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the Consolidated Statements of Shareholders’ Equity. The fair value of allocated shares held by the ESOP at March 31, 2024 was $85.0 million, based on the Company’s previously disclosed appraised value of $58.50 per share of common stock. The fair value at December 31, 2023 was $85.0 million, based on the Company’s previously disclosed appraised value of $58.50 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

Note 10: Equity

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

Note 11: Stock Based Compensation
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
Stock based compensation that has been charged against income was $1.2 million for the three months ended March 31, 2024 and $1.0 million for the same period of 2023. There were 1,240 and zero shares forfeited during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $7.3 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.7 years.

A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Three Months Ended
	March 31, 2024		March 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	191,700	$63.16	184,284	$59.36
Granted	—	—	—	—
Vested	(1,224)	50.00	(1,396)	50.00
Forfeited	(1,240)	57.99	—	—
End of period	189,236	$63.28	182,888	$59.43

Note 12: Contingencies

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
•natural disasters, climate change, adverse weather, public health crises, acts of terrorism, outbreaks of hostilities, civil unrest or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Our wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of March 31, 2024, we operated 83 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of March 31, 2024, we had $6.571 billion of total deposits, and our deposit base consisted of 88.9% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 2.39% for the year to date period. Our loan portfolio was comprised of 72.3% commercial loans and 27.7% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2023, and we believe we are well-positioned for future growth.
March 31, 2024 Highlights

•Net income for the three months ended March 31, 2024 was $17.0 million, compared with $17.1 million for the same period of 2023
•Diluted earnings per share for the three months ended March 31, 2024 were $1.48, compared with $1.49 for the same period of 2023
•Net interest income was $56.3 million for the three months ended March 31, 2024, compared with $58.2 million for the same period of 2023
•Total loans held for investment were $6.066 billion at March 31, 2024, compared with $6.082 billion at December 31, 2023

Recent Regulatory Developments

Bank Merger Review

On March 21, 2024, the FDIC published proposed revisions to its Statement of Policy on Bank Merger Transactions that may change the way the FDIC reviews bank merger applications. While the Federal Reserve has not issued a similar proposal, Federal Reserve Vice Chair for Supervision Michael Barr has stated that the Federal Reserve is working with the Department of Justice to update guidelines setting forth standards for the review of the competitive impact of a bank merger transaction. These pending regulatory revisions create uncertainty regarding the standards that the agencies may apply to their review of bank mergers and may make it more difficult and/or costly to obtain regulatory approval of a bank merger, or otherwise result in more burdensome conditions in approval orders than the agencies have previously imposed. Additionally, the agencies may begin to apply new standards in practice before they formally finalize changes to their merger policies. As a result, these new standards may limit banking organizations’ ability to grow through an acquisition or make it more costly or less beneficial for them to do so.

Results of Operations
The following discussion of BancPlus’ results of operations compares the three months ended March 31, 2024 to the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or for any other period.
Net Income

Net income for the three months ended March 31, 2024 and 2023 was $17.0 million and $17.1 million, respectively. BancPlus’ annualized return on average assets for the three months ended March 31, 2024 and 2023 was 0.89% and 0.98%, respectively. BancPlus’ annualized return on average equity for the three months ended March 31, 2024 and 2023 was 9.33% and 10.15%, respectively.

The decrease in net income and return on average assets and equity for the three months ended March 31, 2024 compared to the same period of 2023 was primarily the result of decreased net interest income as a result of higher cost of deposits in the current year period as well as increases in average assets and equity as a result of organic loan growth and increased balances of investment securities.

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

For the three months ended March 31, 2024, interest income was $100.5 million, an increase of $19.7 million, or 24.4%, compared to interest income of $80.8 million for the three months ended March 31, 2023. The increase in interest income for the three months ended March 31, 2024 compared to the same period of 2023 was primarily the result of higher interest rates in the current year period as well as increased interest-earning assets as a result of organic loan growth and increased balances of investment securities.

For the three months ended March 31, 2024, interest expense was $44.2 million, an increase of $21.6 million, or 95.5%, compared to interest expense of $22.6 million for the three months ended March 31, 2023. The increase in interest expense for the three months ended March 31, 2024 compared to the same period of 2023 was primarily the result of higher interest rates and increased interest-bearing deposits and FHLB advances in the current year period.

For the three months ended March 31, 2024, net interest income was $56.3 million, a decrease of $1.9 million, or 3.2%, compared to net interest income of $58.2 million for the three months ended March 31, 2023.

Net interest margin for the three months ended March 31, 2024 decreased 37 basis points to 3.14% from 3.51% for the same period of 2023, primarily as a result of the higher interest rate environment seen in the current year with rates on interest-bearing liabilities outpacing yields on interest-earning assets in the current quarter.

Our year to date average interest-earning assets at March 31, 2024 increased $0.53 billion, or 8.03%, to $7.17 billion from $6.64 billion at March 31, 2023. BancPlus’ average interest-bearing liabilities at March 31, 2024 increased $0.77 billion, or 16.31%, to $5.51 billion from $4.74 billion at March 31, 2023. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to organic loan and deposit growth. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 130.1% and 140.1% at March 31, 2024 and 2023, respectively.
BancPlus’ average interest-earning assets produced a tax-equivalent yield of 5.61% for the three months ended March 31, 2024, compared to 4.87% for the three months ended March 31, 2023, respectively. The average rate paid on interest-bearing liabilities was 3.21% for the three months ended March 31, 2024, compared to 1.91% for the three months ended March 31, 2023, respectively. The year-over-year changes in yields reflects the rising interest rate environment seen in the current year period.
Average Balances and Yields
The following tables show, for the three months ended March 31, 2024 and 2023, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$127,268	$1,600	5.03%	$31,635	$357	4.51%
	127,268	1,600	5.03%	31,635	357	4.51%
Investment securities:
Taxable investment securities	878,233	6,893	3.14%	635,344	3,066	1.93%
Tax-exempt investment securities	55,395	342	2.47%	64,139	380	2.37%
Total securities	933,628	7,235	3.10%	699,483	3,446	1.97%
Loans (1)	6,082,924	91,227	6.00%	5,881,779	76,747	5.22%
Federal Home Loan Bank (“FHLB”) stock	24,964	420	6.73%	22,781	221	3.88%
Total interest-earning assets	7,168,784	100,482	5.61%	6,635,678	80,771	4.87%
Noninterest-earning assets	464,123			448,172
Total assets	$7,632,907			$7,083,850

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,423,982	$6,261	1.76%	$1,656,880	$3,224	0.78%
Savings and money market deposits	2,081,907	15,929	3.06%	1,860,403	10,579	2.27%
Time deposits	1,532,386	15,752	4.11%	810,804	3,357	1.66%
Federal funds purchased	516	8	6.20%	6,406	79	4.93%
FHLB advances	332,804	3,902	4.69%	269,196	3,215	4.78%
Other borrowings	5,549	89	6.42%	889	10	4.50%
Subordinated debentures	133,682	2,267	6.78%	133,485	2,154	6.45%
Total interest-bearing liabilities	5,510,826	44,208	3.21%	4,738,063	22,618	1.91%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,305,814			1,585,862
Other noninterest-bearing liabilities	85,558			77,818
Total noninterest-bearing liabilities	1,391,372			1,663,680
Shareholders’ equity (6)	730,709			682,107
Total liabilities and shareholders’ equity	$7,632,907			$7,083,850
Net interest income/net interest margin (2)		56,274	3.14%		58,153	3.51%
Net interest spread (5)			2.40%			2.96%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		110			122
Net interest income/net interest margin (2)		$56,384	3.15%		$58,275	3.51%
_______________________________
(1)Average loan balances include nonaccrual loans.
(2)Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(3)Interest income and averages rates for tax exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2024 and 2023.
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

	Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$1,202	$41	$1,243
Investment securities:
Taxable investment securities	1,906	1,921	3,827
Tax-exempt investment securities	(54)	16	(38)
Total securities	1,852	1,937	3,789
Loans, net	3,017	11,463	14,480
Federal Home Loan Bank stock	37	162	199
Total interest-earning assets	$6,108	$13,603	$19,711

Interest-bearing liabilities:
Interest-bearing transaction deposits	$(1,024)	$4,061	$3,037
Savings and money market deposits	1,695	3,655	5,350
Time deposits	7,417	4,978	12,395
Federal funds purchased	(91)	20	(71)
FHLB advances	746	(59)	687
Other borrowings	75	4	79
Subordinated debentures	3	110	113
Total interest-bearing liabilities	$8,821	$12,769	$21,590
Net interest income	$(2,713)	$834	$(1,879)

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

For the three months ended March 31, 2024, the provision for credit losses was $36,000, compared to $523,000 for the same period of 2023, a decrease of $487,000, or 93.1%. The decrease was primarily attributable to a reduction in provision for credit losses on off-balance sheet credit exposures in the current year.

The following table presents the components of the provision for credit losses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Loans	$1,911	$1,420	$491	34.6%
Off-balance sheet credit exposures	(1,875)	(897)	(978)	109.0%
Provision for credit losses	$36	$523	$(487)	(93.1)%

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

Noninterest income increased $1.5 million, or 9.70%, to $17.4 million for the three months ended March 31, 2024 compared to $15.8 million for the same period of 2023, primarily due to an increases in other income partially offset by a decrease in service charges on deposit accounts.

The following table presents the major components of noninterest income for three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$5,829	$6,666	$(837)	(12.6)%
Mortgage origination income	968	687	281	40.9%
Debit card interchange	2,536	2,566	(30)	(1.2)%
Income from fiduciary activities	2,275	1,906	369	19.4%
ATM income	1,195	1,474	(279)	(18.9)%
Brokerage and insurance fees and commissions	647	637	10	1.6%
Life insurance income	853	656	197	30.0%
CDFI grants	—	—	—	—%
Other income	3,073	1,247	1,826	146.4%
Total	$17,376	$15,839	$1,537	9.7%

Service charges on deposit accounts decreased $837,000, or 12.6%, to $5.8 million for the three months ended March 31, 2024, compared to $6.7 million for the same period of 2023. The decrease was primarily the result of lower non-sufficient funds fees in the current year period.

Other income increased $1.8 million, or 146.4%, to $3.1 million for the three months ended March 31, 2024, compared to $1.2 million for the same period of 2023. The increase was primarily the result of a gain on the sale of fixed assets in the current year period.

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

For the three months ended March 31, 2024, noninterest expense totaled $52.1 million, an increase of $0.5 million, or 0.9%, from $51.6 million for the three months ended March 31, 2023, primarily due to increases in other expenses and professional fees, partially offset by a decrease in salaries and employee benefits expense.

The following table presents the major components of noninterest expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$30,703	$30,991	$(288)	(0.9)%
Net occupancy expenses	4,505	4,472	33	0.7%
Furniture, equipment and data processing expenses	7,282	7,316	(34)	(0.5)%
Marketing and promotional expenses	1,462	1,537	(75)	(4.9)%
Other real estate expenses and losses	241	56	185	330.4%
Professional fees	1,185	863	322	37.3%
Other expenses	6,749	6,407	342	5.3%
Total	$52,127	$51,642	$485	0.9%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 58.9% and 60.0% of total noninterest expense for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, salaries and employee benefits expense decreased $288,000, or 0.9%, to $30.7 million for the three months ended March 31, 2024, compared to $31.0 million for the same period of 2023. The decrease was primarily attributable to reduced medical and dental insurance expenses in the current year period.

Professional fees increased $322,000, or 37.3%, to $1.2 million for the three months ended March 31, 2024, compared to $863,000 for the same period of 2023. The increase was primarily attributable to increased consulting expense in the current year period.

Other expenses increased $342,000, or 5.3%, to $6.7 million for the three months ended March 31, 2024, compared to $6.4 million for the same period of 2023. The increase was primarily increased FDIC assessments in the current year period.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $4.5 million for the three months ended March 31, 2024, compared to $4.7 million for the same period of 2023, a decrease of $216,000, or 4.5%. BancPlus’ effective tax rate for the three months ended March 31, 2024 was 21.1%, compared to 21.8% for the same period of 2023. The decrease in income tax expense for the three months ended March 31, 2024 compared with the same period of 2023, was primarily the result of lower income before taxes in the current year period.

Financial Condition

The following discussion compares BancPlus’ financial condition as of March 31, 2024 to December 31, 2023.

Assets

Total assets increased $0.15 billion, or 2.0%, to $7.79 billion at March 31, 2024 over total assets of $7.64 billion at December 31, 2023. Total cash and cash equivalents increased $123.3 million, or 46.2%, to $389.9 million at March 31, 2024, compared to $266.6 million at December 31, 2023, primarily due to increases in deposits. Total loans held for investment decreased $0.02 billion, or 0.3%, to $6.07 billion at March 31, 2024, compared to $6.08 billion at December 31, 2023. Investment securities increased $31.6 million, or 3.5%, from $911.2 million at December 31, 2023 to $942.7 million at March 31, 2024 primarily as a result of increases in BancPlus’ portfolio of U.S. Government agency obligations and U.S. Treasuries.
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

As of March 31, 2024, 5.8% of BancPlus’ investment securities portfolio was classified as held to maturity and 94.2% was classified as available for sale. As of December 31, 2023, 6.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 93.9% was classified as available for sale. Securities available for sale increased $32.5 million, or 3.8%, from $856.0 million at December 31, 2023 to $888.5 million at March 31, 2024 primarily as a result of increases in BancPlus’ portfolio of U.S. Treasuries and U.S. Government agency obligations.

At March 31, 2024, U.S. government agency obligations represented 51.2%, U.S. Treasuries represented 24.3%, municipal securities represented 10.4%, mortgage-backed securities represented 9.2%, and corporate investments represented 4.9% of BancPlus’ investment securities portfolio. At December 31, 2023, U.S. government agency obligations represented 49.9%, U.S. Treasuries represented 23.1%, municipal securities represented 10.9%, mortgage-backed securities represented 10.3%, corporate investments represented 5.0% and asset-backed securities represented 0.8% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$54,241	5.75%	$55,170	6.05%
Total held-to-maturity	54,241	5.75%	55,170	6.05%

Available for Sale:
(At fair value)
U.S. Treasuries	228,802	24.27%	210,118	23.06%
U.S. Government agency obligations	483,068	51.24%	454,923	49.93%
Issued by states and political subdivisions	43,785	4.64%	44,191	4.85%
Mortgage-backed securities:
Residential	74,082	7.86%	82,028	9.00%
Commercial	12,211	1.30%	12,273	1.35%
Asset-backed securities	—	—%	6,949	0.76%
Corporate investments	46,556	4.94%	45,539	5.00%
Total available for sale	888,504	94.25%	856,021	93.95%

Total investment securities	$942,745	100.00%	$911,191	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using a tax rate of 21%.

	Maturity as of March 31, 2024
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$12,858	2.85%	$35,066	3.02%	$5,092	3.58%	$1,225	4.30%
Total held to maturity	12,858	2.85%	35,066	3.02%	5,092	3.58%	1,225	4.30%

Available for sale:
U.S. Treasuries	172,042	5.21%	49,364	3.95%	7,396	4.15%	—	—%
U.S. Government agency obligations	88,359	0.64%	359,072	2.62%	35,637	2.60%	—	—%
Issued by states and political subdivisions	4,964	2.40%	21,774	2.91%	14,928	3.12%	2,119	4.55%
Mortgage-backed securities:
Residential	—	—%	1,394	1.82%	3,716	2.81%	68,972	2.46%
Commercial	—	—%	9,269	1.52%	2,656	1.58%	286	2.46%
Asset-backed securities	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	1,373	6.02%	44,494	4.27%	689	4.50%
Total available for sale	265,365	3.64%	442,246	2.77%	108,827	3.44%	72,066	2.54%

Total investment securities	$278,223	3.60%	$477,312	2.79%	$113,919	3.45%	$73,291	2.57%

	Maturity as of December 31, 2023
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$13,776	1.42%	$35,076	2.94%	$5,093	3.61%	$1,225	4.31%
Total held to maturity	13,776	1.42%	35,076	2.94%	5,093	3.61%	1,225	4.31%

Available for sale:
U.S. Treasuries	171,802	5.22%	38,316	3.89%	—	—%	—	—%
U.S. Government agency obligations	75,249	0.68%	338,867	2.25%	38,980	2.31%	1,827	7.14%
Issued by states and political subdivisions	2,962	2.99%	23,863	2.78%	14,667	3.13%	2,699	4.24%
Mortgage-backed securities:
Residential	—	—%	1,546	1.81%	4,023	2.80%	76,459	2.56%
Commercial	—	—%	9,290	1.52%	2,685	1.58%	298	2.47%
Asset-backed securities	—	—%	—	—%	—	—%	6,949	6.71%
Corporate investments	—	—%	1,360	6.21%	43,487	4.27%	692	4.50%
Total available for sale	250,013	3.83%	413,242	2.43%	103,842	3.25%	88,924	3.04%

Total investment securities	$263,789	3.70%	$448,318	2.47%	$108,935	3.26%	$90,149	3.06%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of March 31, 2024		As of December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$1,583,986	26.11%	$1,551,777	25.51%
Construction and land development	676,847	11.16%	731,449	12.03%
Farmland	308,577	5.09%	309,840	5.09%
Other commercial	2,687,048	44.28%	2,666,956	43.86%
Total real estate	5,256,458	86.64%	5,260,022	86.49%
Commercial and industrial	624,795	10.30%	631,528	10.38%
Agricultural production and other loans to farmers	88,289	1.46%	91,976	1.51%
Consumer and other	96,884	1.60%	98,485	1.62%
Total loans, gross	6,066,426	100.00%	6,082,011	100.00%
Allowance for credit losses	(66,840)		(65,872)
Total loans, net	$5,999,586		$6,016,139

Our loan portfolio was comprised of 72.3% commercial loans and 27.7% consumer loans as of March 31, 2024, compared to 72.9% commercial loans and 27.1% consumer loans as of December 31, 2023. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.
As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At March 31, 2024, BancPlus’ loan portfolio included $372.6 million of loan participations purchased, or 6.14% of total loans, which included $216.5 million of shared national credits. At December 31, 2023, BancPlus’ loan portfolio included $392.8 million of loan participations purchased, or 6.46% of total loans, which included $222.5 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of March 31, 2024
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$182,493	$533,894	$460,252	$407,347	$1,583,986
Construction and land development	317,903	317,306	30,356	11,282	676,847
Farmland	43,549	123,813	109,972	31,243	308,577
Other commercial	333,800	1,708,041	477,786	167,421	2,687,048
Total real estate	877,745	2,683,054	1,078,366	617,293	5,256,458
Commercial and industrial	158,008	407,020	59,767	—	624,795
Agricultural production and other loans to farmers	32,807	54,378	1,104	—	88,289
Consumer and other loans	23,379	68,148	5,357	—	96,884
Total loans	$1,091,939	$3,212,600	$1,144,594	$617,293	$6,066,426

	As of December 31, 2023
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$167,444	$501,115	$477,595	$405,623	$1,551,777
Construction and land development	330,448	336,288	51,417	13,296	731,449
Farmland	50,778	113,066	112,791	33,205	309,840
Other commercial	317,227	1,686,390	482,256	181,083	2,666,956
Total real estate	865,897	2,636,859	1,124,059	633,207	5,260,022
Commercial and industrial	148,992	418,518	64,018	—	631,528
Agricultural production and other loans to farmers	45,022	46,483	471	—	91,976
Consumer and other loans	24,280	68,383	5,822	—	98,485
Total loans	$1,084,191	$3,170,243	$1,194,370	$633,207	$6,082,011

	As of March 31, 2024
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,224,358	$359,628	$1,583,986
Construction and land development	290,213	386,634	676,847
Farmland	180,227	128,350	308,577
Other commercial	1,970,594	716,454	2,687,048
Total real estate	3,665,392	1,591,066	5,256,458
Commercial and industrial	325,239	299,556	624,795
Agricultural production and other loans to farmers	47,486	40,803	88,289
Consumer and other loans	66,549	30,335	96,884
Total loans	$4,104,666	$1,961,760	$6,066,426

	As of December 31, 2023
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,222,057	$329,720	$1,551,777
Construction and land development	345,469	385,980	731,449
Farmland	181,753	128,087	309,840
Other commercial	1,977,444	689,512	2,666,956
Total real estate	3,726,723	1,533,299	5,260,022
Commercial and industrial	328,076	303,452	631,528
Agricultural production and other loans to farmers	47,231	44,745	91,976
Consumer and other loans	67,785	30,700	98,485
Total loans	$4,169,815	$1,912,196	$6,082,011

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At March 31, 2024, BancPlus had total off-balance sheet commitments of $1.086 billion. At March 31, 2024, BancPlus had an allowance for credit loss on off-balance sheet commitments of $7.1 million.

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of March 31, 2024
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,561,852	$—	$22,134	$—	$1,583,986
Construction and land development	672,913	246	3,688	—	676,847
Farmland	306,059	—	2,518	—	308,577
Other commercial	2,671,375	—	15,673	—	2,687,048
Total real estate	5,212,199	246	44,013	—	5,256,458
Commercial and industrial	592,234	5,794	25,441	1,326	624,795
Agricultural production and other loans to farmers	87,374	—	915	—	88,289
Consumer and other	96,747	—	137	—	96,884
Total	$5,988,554	$6,040	$70,506	$1,326	$6,066,426

	As of December 31, 2023
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,531,377	$—	$20,400	$—	$1,551,777
Construction and land development	728,493	246	2,710	—	731,449
Farmland	306,916	—	2,924	—	309,840
Other commercial	2,654,378	—	12,578	—	2,666,956
Total real estate	5,221,164	246	38,612	—	5,260,022
Commercial and industrial	617,896	—	12,016	1,616	631,528
Agricultural production and other loans to farmers	91,893	—	83	—	91,976
Consumer and other	98,332	—	153	—	98,485
Total	$6,029,285	$246	$50,864	$1,616	$6,082,011

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans that are 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans:
Real estate loans:
Residential properties	$4,360	$3,180
Construction and land development	233	239
Farmland	343	642
Other commercial	6,393	1,613
Total real estate	11,329	5,674
Commercial and industrial	1,820	1,523
Agricultural production and other loans to farmers	—	—
Consumer and other	59	17
Total nonaccrual loans	13,208	7,214

90+ days past due and accruing:
Real estate loans:
Residential properties	110	270
Construction and land development	1,288	—
Farmland	—	—
Other commercial	150	124
Total real estate	1,548	394
Commercial and industrial	10	339
Agricultural production and other loans to farmers	—	—
Consumer and other	4	28
Total 90+ days past due and accruing	1,562	761
Total nonperforming loans	14,770	7,975
Plus: foreclosed assets	2,460	2,368
Total nonperforming assets	$17,230	$10,343

Nonaccrual loans to total loans	0.22%	0.12%
Nonperforming loans to total loans	0.24%	0.13%
Nonperforming assets to total assets	0.22%	0.14%
Allowance for credit losses to nonaccrual loans	506.06%	913.11%

Total nonperforming assets increased by $6.9 million, or 66.6%, from $10.3 million at December 31, 2023 to $17.2 million at March 31, 2024, primarily the result of increases in nonaccrual and past due real estate loans in the current year period. This increase in nonperforming loans for the period ended March 31, 2024 resulted in corresponding increases in the ratios for nonperforming loans to total loans and nonperforming assets to total assets and a decrease in the ratio for allowance for credit losses to nonaccrual loans.

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

These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the first quarter of 2024, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of supply chain disruptions, labor shortages, and the conflicts in Ukraine and the Middle East. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for credit losses.

The allowance for credit losses was $66.8 million and $65.9 million, and the allowance for credit losses as a percentage of loans was 1.10% and 1.08%, at March 31, 2024 and December 31, 2023, respectively. Net charge-offs totaled $943,000 and $636,000 for the three months ended March 31, 2024 and 2023, respectively. The variance was primarily the result of a decrease in recoveries on consumer and other loans in the current year period.

The allowance for credit losses increased by $968,000, or 1.5%, to $66.8 million at March 31, 2024, from $65.9 million at December 31, 2023.

The following is a summary of the activity in the allowance for credit loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	March 31, 2024	March 31, 2023

Balance, beginning of period	$65,872	$42,875
Impact of adopting ASU 2016-13	—	20,744
Charge-offs:
Residential properties	114	173
Construction and land development	—	7
Farmland	—	8
Other commercial	29	56
Total real estate	143	244
Commercial and industrial	668	288
Agricultural production and other loans to farmers	—	13
Consumer and other	629	943
Total charge-offs	1,440	1,488
Recoveries:
Residential properties	59	58
Construction and land development	4	3
Farmland	37	5
Other commercial	13	107
Total real estate	113	173
Commercial and industrial	23	88
Agricultural production and other loans to farmers	—	3
Consumer and other	361	588
Total recoveries	497	852
Net charge-offs	943	636
Provision for credit losses	1,911	1,420
Balance, end of period	$66,840	$64,403

Total loans, end of period (including loans held for sale)	$6,073,545	$5,960,224
Average loans	$6,082,924	$5,881,779
Net charge-offs (annualized) to average loans	0.06%	0.04%
Allowance for credit losses to total loans	1.10%	1.08%
The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$55	$1,579,703	0.01%	$115	$1,407,039	0.03%
Construction and land development	(4)	685,680	—%	4	812,238	—%
Farmland	(37)	309,818	(0.05)%	3	283,020	—%
Other commercial	16	2,693,386	—%	(51)	2,492,168	(0.01)%
Commercial and industrial	645	630,306	0.41%	200	714,810	0.11%
Agricultural production and other loans to farmers	—	80,421	—%	10	65,515	0.06%
Consumer and other	268	97,655	1.10%	355	103,221	1.38%
Loans held for sale	—	5,955	—%	—	3,768	—%
Total	$943	$6,082,924	0.06%	$636	$5,881,779	0.04%

The following tables present a summary of the allocation of the allowance for credit losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$21,129	31.6%	$20,487	31.1%
Construction and land development	14,194	21.2%	15,494	23.5%
Farmland	1,087	1.6%	1,229	1.9%
Other commercial	21,188	31.7%	21,044	31.9%
Total real estate	57,598	86.2%	58,254	88.4%
Commercial and industrial	8,221	12.3%	6,556	10.0%
Agricultural production and other loans to farmers	239	0.4%	241	0.4%
Consumer and other	782	1.2%	821	1.2%
Total allowance for credit losses	$66,840	100.0%	$65,872	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million as of both March 31, 2024 and December 31, 2023. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the SCC Merger and the FTC Merger. Total other intangible assets at March 31, 2024 and December 31, 2023 were $9.5 million and $9.9 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$1,305,814	0.00%	20.58%	$1,496,042	0.00%	24.82%
Interest bearing:
Transaction accounts	1,423,982	1.76%	22.45%	1,469,828	1.39%	24.39%
Money market and other savings accounts	2,081,907	3.06%	32.82%	2,017,787	2.66%	33.48%
Certificates of deposit	1,410,778	4.00%	22.24%	1,038,396	2.91%	17.23%
Brokered time deposits	121,608	5.40%	1.92%	4,756	5.45%	0.08%
Total deposits	$6,344,089	2.39%	100.00%	$6,026,809	1.74%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $317.3 million, or 5.3%, to $6.34 billion at March 31, 2024 from $6.03 billion as of December 31, 2023 primarily resulted from increases in money market and other savings accounts and certificates of deposit driven by the higher interest rate market in addition to an increase in brokered deposits. At March 31, 2024 and December 31, 2023, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $1.89 billion and $1.99 billion, respectively.

The following table shows the maturity of certificates of deposit, including brokered time deposits, as of March 31, 2024:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$95,770	$174,273	$270,043	$48,964
Over 3 months through 6 months	122,620	180,080	302,700	75,080
Over 6 months through 12 months	145,224	217,614	362,838	84,695
Over 12 months	188,875	540,262	729,137	75,400
Total certificates of deposit	$552,489	$1,112,229	$1,664,718	$284,139

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At March 31, 2024 and December 31, 2023, BancPlus had no short-term borrowings. The following is a summary of our short-term borrowings during the periods presented.

(Dollars in thousands)	Balances Outstanding			Weighted Average Rate
March 31, 2024	Maximum Month End	Average Daily	At Period End	During Period	At Period End
Federal funds purchased	$—	$516	$—	6.20%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$—	$—	$—

December 31, 2023
Federal funds purchased	$—	$1,642	$—	4.86%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$—	$1,642	$—

Advances from Federal Home Loan Bank (“FHLB”) and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At March 31, 2024 and December 31, 2023, BancPlus had $280.1 million and $375.1 million in FHLB borrowings, at a weighted average interest rate of 4.53% and 4.79%, respectively.

The Company also has available funding from the Federal Reserve Bank’s discount window which it utilizes from time to time for short-term funding. At March 31, 2024 and December 31, 2023, the Company had zero borrowings outstanding with the Federal Reserve Bank.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
2024	$95,010	$190,013
2025	125,013	125,013
2026	60,014	60,014
2027	14	14
2028	5	5
Thereafter	—	—
Total	$280,056	$375,059

Subordinated Debentures. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and are being amortized over the life of the Notes. At March 31, 2024 and December 31, 2023, the remaining unamortized balance of these issuance costs was $892,000 and $928,000, respectively. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to the Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 586 basis points, with interest during this period payable quarterly in arrears. The Notes qualify as Tier 2 capital for regulatory capital purposes. The Company used the proceeds from the Notes for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the consolidated balance sheet at March 31, 2024 due to the remaining purchase premium of $348,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	March 31, 2024	December 31, 2023
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month CME Term SOFR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month CME Term SOFR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month CME Term SOFR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month CME Term SOFR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month CME Term SOFR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at March 31, 2024 due to the remaining purchase discount of $3.4 million, which was established upon the SCC Merger and is being amortized over the remaining life of the debentures. At March 31, 2024 and December 31, 2023, the remaining unamortized purchase discount was $3.4 million and $3.5 million, respectively.

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

Shareholders’ equity increased $10.7 million, or 1.5%, to $735.7 million at March 31, 2024 from $725.1 million at December 31, 2023, primarily due to net income of $17.0 million and stock based compensation of $1.2 million, partially offset by dividends paid of $5.5 million and other comprehensive loss of $2.0 million.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	March 31, 2024	December 31, 2023
Cash and cash equivalents	$389,872	$266,591
Total securities	942,745	911,191
Less: pledged securities	(106,216)	(122,105)
Total primary liquidity	$1,226,401	$1,055,677
Ratio of primary liquidity to total deposits	18.7%	16.7%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	March 31, 2024	December 31, 2023
Net secured borrowing capacity with the FHLB	$1,720,088	$1,892,541
Net secured borrowing capacity with the Federal Reserve Bank	1,328,248	515,558
Unsecured borrowing capacity with correspondent lenders	198,000	218,000
Available capacity on revolving line of credit	—	20,000
Total secondary liquidity	$3,246,336	$2,646,099
Ratio of primary and secondary liquidity to total deposits	68.1%	58.5%

During the three months ended March 31, 2024, BancPlus’ primary liquidity increased by $170.7 million to $1.23 billion, compared to $1.06 billion at December 31, 2023, primarily due to an increase in cash and securities and a decrease in pledged securities. Secondary liquidity increased by $600.2 million to $3.25 billion as of March 31, 2024 from $2.65 billion as of December 31, 2023. This increase was primarily due to an increase in BancPlus’ Federal Reserve borrowing capacity.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $5.85 billion and $5.77 billion and represented 88.9% and 91.1% of total deposits as of March 31, 2024 and December 31, 2023, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources.

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

Due to state banking laws, BankPlus may not pay dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $7.2 million to BancPlus for both of the year-to-date periods ended March 31, 2024 and March 31, 2023. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

Further, under prompt corrective action regulations, an insured depository institution is classified in one of several tiers based on its level of capital and other factors, and may be subject to an escalating series of remedial measures if it is less than “well capitalized.” An institution is deemed “well capitalized” if it satisfies certain capital ratios and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of March 31, 2024, the Bank maintained a leverage ratio of more than 9.0% and, as an institution has elected to adopt the CBLR framework, the Bank was therefore well capitalized under the regulatory framework for prompt corrective action.

As of March 31, 2024 and December 31, 2023, BancPlus and BankPlus met the minimum CBLR requirement and therefore satisfied the capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
As of March 31, 2024:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$762,928	10.01%	$685,626	9.00%

Bank:
Community Bank Leverage Ratio	$762,467	10.01%	$685,296	9.00%

	Actual		Minimum Requirement to be Well Capitalized
As of December 31, 2023:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$756,155	10.02%	$679,472	9.00%

Bank:
Community Bank Leverage Ratio	$755,482	10.01%	$679,129	9.00%

Contractual Obligations

Contractual obligations as of March 31, 2024 totaled $2.12 billion and were primarily comprised of deposits with maturities of $1.66 billion, subordinated debentures of $133.7 million and operating lease obligations of $44.3 million. Contractual obligations due within the next twelve months were $1.04 billion and were primarily related to time deposits with maturity dates and short-term FHLB advances due in 2023-2024. Contractual obligations due in more than 12 months were $1.09 billion and were comprised of $729.1 million of time deposits with maturity dates and $133.7 million of subordinated debentures with maturities ranging from 2030 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

Recent Accounting Pronouncements

See Note 1 Basis of Presentation in our Condensed Notes to Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, previously filed with the SEC.

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

Potential changes over a 12-month horizon to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of March 31, 2024 and December 31, 2023 are presented in the table below. The projections for March 31, 2024 and December 31, 2023 assume immediate, parallel shifts down from the yield curves of 100, 200, and 300 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points.

	As of March 31, 2024				As of December 31, 2023
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	$(10,195)	(4.1)%	$(89,990)	(11.6)%	$(15,978)	(6.8)%	$(79,469)	(12.4)%
200	$(6,674)	(2.7)%	$(60,991)	(7.9)%	$(10,341)	(4.4)%	$(51,902)	(8.1)%
100	$(3,276)	(1.3)%	$(31,903)	(4.1)%	$(5,076)	(2.1)%	$(25,440)	(4.0)%
Unchanged	$—	—%	$—	—%	$—	—%	$—	—%
-100	$710	0.3%	$26,040	3.4%	$5,559	2.4%	$22,024	3.4%
-200	$(185)	(0.1)%	$45,190	5.9%	$10,292	4.4%	$38,680	6.0%
-300	$(1,491)	(0.6)%	$57,428	7.4%	$14,391	6.1%	$52,515	8.2%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 4.1% decrease in net interest income in year one and an 11.6% decrease in EVE as of March 31, 2024. At December 31, 2023, in the event of an immediate and sustained 300 basis point increase in interest, BancPlus would have experienced a 6.8% decrease in net interest income and a 12.4% decrease in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced an increase of 0.3% in net interest income and a 3.4% increase in EVE as of March 31, 2024, and a 2.4% increase in net interest income and a 3.4% increase in EVE as of December 31, 2023.

The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. The timing and magnitude of interest rate changes will most likely differ substantially from what is depicted. The shape or steepness of the yield curve typically changes with each change in the Fed Funds target range. Increasing rates could reduce net interest income even more if BancPlus is required to increase deposit rates faster than planned to maintain valumes. Results could also change depending on faster or slower prepays in loans or early withdrawals in deposits than those assumed in the model. Finally, the results do not incorporate growth in the balance sheet or strategic changes made in response to changes in rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information about our legal proceedings refer to Footnote 12 to our Condensed Notes to Consolidated Financial Statements for the quarter ended March 31, 2024 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to the above, the Company, including its subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans Of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

BancPlus Corporation

Date:	May 9, 2024	By:	/s/ William A. Ray
William A. Ray
Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Karlen Turbeville
Karlen Turbeville
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)