Form 10-Q
period 2024-06-30
BANCPLUS CORP
filed 2024-08-09
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of August 5, 2024: 11,698,257

BANCPLUS CORPORATION
FORM 10-Q
For the Quarter Ended JUNE 30, 2024

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets:
Cash and due from banks	$98,306	$94,868
Interest bearing deposits with banks	125,171	171,723
Total cash and cash equivalents	223,477	266,591
Securities available for sale, net of allowance for credit losses of zero and $2,035 at June 30, 2024 and December 31, 2023, respectively	906,951	856,021
Securities held to maturity - fair value: $51,874 - 2024; $55,045 - 2023	52,075	55,170
Loans held for sale	15,713	6,525

Loans	6,171,637	6,082,011
Less: Allowance for credit losses	70,236	65,872
Net loans	6,101,401	6,016,139

Premises and equipment, net	139,716	123,145
Operating lease right-of-use assets	31,146	32,603
Accrued interest receivable	33,657	30,086
Goodwill	62,772	62,772
Other assets	201,465	193,459
	$7,768,373	$7,642,511

Liabilities:
Deposits	$6,586,403	$6,325,736
Advances from Federal Home Loan Bank and other borrowings	230,052	375,059
Subordinated debentures	133,775	133,677
Operating lease liabilities	32,967	34,424
Accrued interest payable	12,631	10,539
Other liabilities	26,695	38,025
Total liabilities	7,022,523	6,917,460

Redeemable common stock owned by the ESOP	83,181	84,998
Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value
250,000 authorized, issued and outstanding at June 30, 2024 and December 31, 2023; aggregate liquidation preference of $250,000	250,000	250,000
Common Stock, par value $1.00 per share.
100,000,000 authorized at June 30, 2024 and December 31, 2023; 11,688,257 and 11,613,221 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	11,688	11,613
Additional paid-in capital	124,694	123,611
Retained earnings	392,000	370,955
Accumulated other comprehensive loss, net	(32,532)	(31,128)
	745,850	725,051
Less: Redeemable common stock owned by the ESOP	(83,181)	(84,998)
Total shareholders' equity	662,669	640,053
	$7,768,373	$7,642,511
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Interest income:
Interest and fees on loans	$94,221	$84,117	$185,448	$160,864
Taxable securities	7,354	4,403	14,247	7,469
Tax-exempt securities	334	364	676	744
Interest bearing bank balances and other	3,202	778	5,222	1,356
Total interest income	105,111	89,662	205,593	170,433

Interest expense:
Deposits	41,616	24,364	79,558	41,524
Short-term borrowings	—	1	8	80
Advances from Federal Home Loan Bank	2,838	5,567	6,740	8,782
Other borrowings	2,270	2,188	4,626	4,352
Total interest expense	46,724	32,120	90,932	54,738

Net interest income	58,387	57,542	114,661	115,695
Provision for credit losses	3,497	916	3,533	1,439
Net interest income after provision for credit losses	54,890	56,626	111,128	114,256

Other operating income:
Service charges on deposit accounts	5,762	5,750	11,591	12,416
Mortgage origination income	1,430	1,266	2,398	1,953
Debit card interchange	2,597	2,609	5,133	5,175
Other income	8,712	5,369	16,755	11,289
Total other operating income	18,501	14,994	35,877	30,833

Other operating expenses:
Salaries and employee benefits expenses	32,913	32,609	63,616	63,600
Net occupancy expenses	4,916	4,738	9,421	9,210
Furniture, equipment and data processing expenses	7,488	7,270	14,770	14,586
Other expenses	9,493	10,628	19,130	19,491
Total other operating expenses	54,810	55,245	106,937	106,887

Income before income taxes	18,581	16,375	40,068	38,202
Income tax expense	3,415	3,183	7,947	7,931
Net income	15,166	13,192	32,121	30,271
Preferred stock dividends	125	—	125	—
Net income available to common shareholders	$15,041	$13,192	$31,996	$30,271

Earnings per common share - basic	$1.31	$1.15	$2.79	$2.65
Earnings per common share - diluted	$1.31	$1.15	$2.79	$2.64
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$15,166	$13,192	$32,121	$30,271
Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities available for sale	798	(7,791)	(1,870)	(752)
Tax effect	(198)	1,940	466	187
Total other comprehensive income (loss), net of tax	600	(5,851)	(1,404)	(565)
Comprehensive income	$15,766	$7,341	$30,717	$29,706
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

					Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Preferred Stock		Common Stock			Retained Earnings
	Shares	Amount	Shares	Amount

April 1, 2023	250,000	$250,000	11,599,354	$11,599	$123,878	$343,591	$(37,788)	$(96,984)	$594,296

Net income	—	—	—	—	—	13,192	—	—	13,192
Other comprehensive loss, net	—	—	—	—	—	—	(5,851)	—	(5,851)
Issuance of restricted stock, net of forfeitures	—	—	90,023	90	(90)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(15,046)	(15)	(989)	—	—	—	(1,004)
Purchase of Company stock	—	—	(47,661)	(48)	(2,812)	—	—	—	(2,860)
Stock based compensation	—	—	—	—	1,281	—	—	—	1,281
Net change fair value of ESOP shares	—	—	—	—	—	—	—	7,628	7,628
Common stock dividends ($0.45 per share)	—	—	—	—	—	(5,231)	—	—	(5,231)
June 30, 2023	250,000	$250,000	11,626,670	$11,626	$121,268	$351,552	$(43,639)	$(89,356)	$601,451

January 1, 2023	250,000	$250,000	11,599,595	$11,599	$122,890	$356,685	$(43,074)	$(96,984)	$601,116
Cumulative change in accounting principle	—	$—	—	$—	$—	$(24,953)	$—	$—	$(24,953)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	250,000	250,000	11,599,595	11,599	122,890	331,732	(43,074)	(96,984)	576,163

Net income	—	—	—	—	—	30,271	—	—	30,271
Other comprehensive loss, net	—	—	—	—	—	—	(565)	—	(565)
Issuance of restricted stock, net of forfeitures	—	—	90,023	90	(90)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(15,287)	(15)	(1,005)	—	—	—	(1,020)
Purchase of Company stock	—	—	(47,661)	(48)	(2,812)	—	—	—	(2,860)
Stock based compensation	—	—	—	—	2,285	—	—	—	2,285
Net change fair value of ESOP shares	—	—	—	—	—	—	—	7,628	7,628
Common stock dividends ($0.90 per share)	—	—	—	—	—	(10,451)	—	—	(10,451)
June 30, 2023	250,000	$250,000	11,626,670	$11,626	$121,268	$351,552	$(43,639)	$(89,356)	$601,451

BancPlus Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)
(In Thousands, Except Share and Per Share Data)

					Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Preferred Stock		Common Stock			Retained Earnings
	Shares	Amount	Shares	Amount

April 1, 2024	250,000	$250,000	11,611,732	$11,612	$124,776	$382,452	$(33,132)	$(84,998)	$650,710

Net income	—	—	—	—	—	15,166	—	—	15,166
Other comprehensive income, net	—	—	—	—	—	—	600	—	600
Issuance of restricted stock, net of forfeitures	—	—	99,242	99	(99)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(22,717)	(23)	(1,307)	—	—	—	(1,330)
Stock based compensation	—	—	—	—	1,324	—	—	—	1,324
Net change fair value of ESOP shares	—	—	—	—	—	—	—	1,817	1,817
Preferred stock dividends	—	—	—	—	—	(125)	—	—	(125)
Common stock dividends ($0.47 per share)	—	—	—	—	—	(5,493)	—	—	(5,493)
June 30, 2024	250,000	$250,000	11,688,257	$11,688	$124,694	$392,000	$(32,532)	$(83,181)	$662,669

January 1, 2024	250,000	$250,000	11,613,221	$11,613	$123,611	$370,955	$(31,128)	$(84,998)	$640,053

Net income	—	—	—	—	—	32,121	—	—	32,121
Other comprehensive loss, net	—	—	—	—	—	—	(1,404)	—	(1,404)
Issuance of restricted stock, net of forfeitures	—	—	98,002	98	(98)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(22,966)	(23)	(1,321)	—	—	—	(1,344)
Stock based compensation	—	—	—	—	2,502	—	—	—	2,502
Net change fair value of ESOP shares	—	—	—	—	—	—	—	1,817	1,817
Preferred stock dividends	—	—	—	—	—	(125)	—	—	(125)
Common stock dividends ($0.94 per share)	—	—	—	—	—	(10,951)	—	—	(10,951)
June 30, 2024	250,000	$250,000	11,688,257	$11,688	$124,694	$392,000	$(32,532)	$(83,181)	$662,669

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income per consolidated statements of income	$32,121	$30,271
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	3,533	1,439
Depreciation and amortization	5,117	5,008
Net (gain) loss on disposal of premises and equipment	(2,604)	325
Net gain on sales of other real estate owned	(41)	—
Write-downs of other real estate-owned	173	277
Deferred income tax expense	3,549	1,137
Federal Home Loan Bank stock dividends	(771)	(488)
Stock based compensation expense	2,502	2,285
Origination of loans held for sale	(136,506)	(141,964)
Proceeds from loans held for sale	127,359	134,161
Earnings on bank-owned life insurance	(2,339)	(1,326)
Net change in:
Accrued interest receivable and other assets	(14,046)	(8,282)
Accrued interest payable and other liabilities	(6,945)	892
Net cash from operating activities	11,102	23,735

Cash flows from investing activities:
Purchases of securities available for sale	(560,321)	(204,419)
Maturities and calls of securities available for sale	506,450	21,845
Maturities, prepayments and calls of securities held to maturity	3,070	4,115
Net increase in loans	(95,796)	(265,708)
Purchases of premises and equipment	(26,661)	(12,861)
Proceeds from sales of premises and equipment	11,023	8
Proceeds from sales of other real estate owned	353	976
Investment in unconsolidated entities	(5,086)	(77)
Distributions from unconsolidated entities	—	483
Proceeds from bank-owned life insurance	1,500	—
Purchases of Federal Home Loan Bank stock	—	(14,776)
Redemptions of Federal Home Loan Bank stock	7,887	8,943
Net cash used in investing activities	(157,581)	(461,471)

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$(28,264)	$(125,689)
Money market, negotiable order of withdrawal, and savings deposits	(5,067)	122,379
Certificates of deposit	293,998	286,715
Proceeds from Federal Home Loan Bank advances	215,000	5,320,000
Payments on Federal Home Loan Bank advances	(360,007)	(5,098,019)
Proceeds from other borrowings	345,004	—
Payments on other borrowings	(345,004)	—
Cash dividends paid on common stock	(10,951)	(10,451)
Purchase of Company stock	—	(2,860)
Shares withheld to pay taxes on restricted stock vesting	(1,344)	(1,020)
Net cash from financing activities	103,365	491,055

Net change in cash and cash equivalents	(43,114)	53,319

Cash and cash equivalents at beginning of period	266,591	137,895

Cash and cash equivalents at end of period	$223,477	$191,214

Supplemental cash flow information:
Interest paid	$88,839	$51,148
Federal and state income tax payments	7,625	10,300
Acquisition of real estate in non-cash foreclosures	4,584	743

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

Effect of Recently Issued, But Not Yet Effective Accounting Standards

Accounting Standards Update 2023-07 (“ASU 2023-07”), “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” In November 2023, the FASB issued ASU 2023-07 which expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for the Company for annual periods beginning on January 1, 2024 and and interim periods beginning on January 1, 2025. The adoption of ASU 2023-07 is not expected to materially impact the Company’s consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2024	2023	2024	2023
Net income available to common shareholders	$15,041	$13,192	$31,996	$30,271

Weighted average common shares outstanding	11,476	11,424	11,449	11,419
Diluted effect of stock-based awards	6	13	26	37
Diluted common shares	11,482	11,437	11,475	11,456

Basic earnings per common share	$1.31	$1.15	$2.79	$2.65
Diluted earnings per common share	$1.31	$1.15	$2.79	$2.64
Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Allowance for Credit Losses	Fair
(In thousands)	Cost	Gains	Losses		Value
June 30, 2024:
U.S. Treasuries	$240,684	$250	$880	$—	$240,054
U.S. Government agency obligations	513,559	476	22,285	—	491,750
Residential mortgage-backed securities	84,322	2	11,061	—	73,263
Commercial mortgage-backed securities	13,597	—	1,385	—	12,212
Corporate investments	53,387	6	6,285	—	47,108
State and political subdivisions	44,721	63	2,220	—	42,564
Total available for sale	$950,270	$797	$44,116	$—	$906,951

December 31, 2023:
U.S. Treasuries	$210,213	$356	$451	$—	$210,118
U.S. Government agency obligations	475,747	2,433	23,257	—	454,923
Residential mortgage-backed securities	91,994	25	9,991	—	82,028
Commercial mortgage-backed securities	13,675	—	1,402	—	12,273
Asset backed securities	6,913	84	48	—	6,949
Corporate investments	53,380	—	7,841	—	45,539
State and political subdivisions	47,583	133	1,490	(2,035)	44,191
Total available for sale	$899,505	$3,031	$44,480	$(2,035)	$856,021
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies. At June 30, 2024, the Company had an allowance for credit losses on available for sale securities of zero. The following table provides a roll-forward of the allowance for credit losses on available for sale securities for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$—	$—	$2,035	$—
Impact of adopting CECL	—	—	—	—
(Recovery of) provision for credit losses on available for sale securities	—	—	—	—
Available for sale security charged off	—	—	(2,035)	—
Ending Balance	$—	$—	$—	$—
The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2024:
States and political subdivisions	$52,075	$—	$201	$51,874
Total held to maturity	$52,075	$—	$201	$51,874

December 31, 2023:
States and political subdivisions	$55,170	$1	$126	$55,045
Total held to maturity	$55,170	$1	$126	$55,045

Provided below is a summary of investment securities without an allowance for credit losses that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
June 30, 2024:
Available for sale:
U.S. Treasuries	$53,774	$517	$4,610	$363	$58,384	$880
U.S. Government agencies	142,668	957	291,331	21,328	433,999	22,285
Residential mortgage-backed securities	2,226	34	70,838	11,027	73,064	11,061
Commercial mortgage-backed securities	—	—	12,212	1,385	12,212	1,385
Asset backed securities	—	—	—	—	—	—
Corporate investments	390	32	45,747	6,253	46,137	6,285
States and political subdivisions	4,599	112	34,152	2,108	38,751	2,220
	$203,657	$1,652	$458,890	$42,464	$662,547	$44,116

Held to maturity:
States and political subdivisions	$453	$10	$5,111	$191	$5,564	$201
	$453	$10	$5,111	$191	$5,564	$201

December 31, 2023:
Available for sale:
U.S. Treasuries	$—	$—	$9,534	$451	$9,534	$451
U.S. Government agencies	4,983	17	315,605	23,240	320,588	23,257
Residential mortgage-backed securities	118	1	80,621	9,990	80,739	9,991
Commercial mortgage-backed securities	—	—	12,273	1,402	12,273	1,402
Asset backed securities	—	—	1,477	48	1,477	48
Corporate investments	4,045	335	41,493	7,506	45,538	7,841
States and political subdivisions	5,154	50	31,549	1,440	36,703	1,490
	$14,300	$403	$492,552	$44,077	$506,852	$44,480

Held to maturity:
States and political subdivisions	$378	$1	$5,675	$125	$6,053	$126
	$378	$1	$5,675	$125	$6,053	$126
The number of debt securities in an unrealized loss position increased from 317 at December 31, 2023 to 361 at June 30, 2024. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The unrealized losses on debt securities have not been recognized into income because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
June 30, 2024:
One year or less	$275,564	$273,203	$11,281	$11,273
After one through five years	485,634	467,441	34,624	34,476
After five through ten years	109,970	98,168	4,945	4,900
After ten years	79,102	68,139	1,225	1,225
	$950,270	$906,951	$52,075	$51,874

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
June 30, 2024	$117,074	$110,610	$—	$—

December 31, 2023	$128,675	$122,105	$—	$—

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings. The Company monitors the credit rating on a quarterly basis. The following table summarizes the amortized cost basis of held-to-maturity debt securities at June 30, 2024 by credit rating:

(In thousands)	June 30, 2024
State and political subdivisions held-to-maturity:
S&P: AA+, AA, AA- / Moody's: Aa1, Aa2, Aa3	$3,901
S&P: A+, A, A- / Moody's: A1, A2, A3	926
S&P: BBB+, BBB, BBB- / Moody's: Baa, Ba, B	497
Not rated	46,751
$52,075
Note 4: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	June 30, 2024	December 31, 2023
Secured by real estate:
Residential properties	$1,617,519	$1,551,777
Construction and land development	687,695	731,449
Farmland	312,038	309,840
Other commercial	2,722,113	2,666,956
Total real estate	5,339,365	5,260,022
Commercial and industrial loans	617,730	631,528
Agricultural production and other loans to farmers	111,422	91,976
Consumer and other loans	103,120	98,485
Total loans before allowance for credit losses	$6,171,637	$6,082,011
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
The risk characteristics of the Company’s material portfolio segments are as follows:
Residential Real Estate Loans – The residential real estate loan portfolio consists of residential loans for single and multifamily properties. Residential loans are generally secured by owner occupied 1–4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers and can be impacted by economic conditions within their market area. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
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
The following table presents the amortized cost basis of nonaccrual loans, segregated by class as of June 30, 2024 and December 31, 2023.

(In thousands)	Total Nonaccrual	Nonaccrual with no Allowance for Credit Loss	Past Due 90 days or more and Accruing
June 30, 2024
Secured by real estate:
Residential properties	$5,161	$—	$1,032
Construction and land development	2,129	—	363
Farmland	269	—	731
Other commercial	4,976	—	—
Total real estate	12,535	—	2,126
Commercial and industrial loans	1,495	—	114
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	86	—	138
Total	$14,116	$—	$2,378

December 31, 2023
Secured by real estate:
Residential properties	$3,180	$—	$270
Construction and land development	239	—	—
Farmland	642	—	—
Other commercial	1,613	—	124
Total real estate	5,674	—	394
Commercial and industrial loans	1,523	—	339
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	17	—	28
Total	$7,214	$—	$761

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the six months ended June 30, 2024, there were no significant changes to the collateral which secures the collateral-dependent loans, whether due to general deterioration or other reason. The following table presents the amortized cost basis of collateral-dependent loans by class and collateral type as of June 30, 2024 and December 31, 2023.

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Stock
June 30, 2024
Secured by real estate:
Residential properties	$—	$—	$—	$—
Construction and land development	—	—	—	—
Farmland	—	—	—	—
Other commercial	2,758	13,865	—	1,375
Total real estate	2,758	13,865	—	1,375
Commercial and industrial loans	—	—	8,414	—
Agricultural production and other loans to farmers	—	—	—	—
Consumer loans	—	—	—	—
Total	$2,758	$13,865	$8,414	$1,375

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Stock
December 31, 2023
Secured by real estate:
Residential properties	$1,276	$—	$—	$—
Construction and land development	—	—	—	—
Farmland	—	—	—	—
Other commercial	3,226	—	—	—
Total real estate	4,502	—	—	—
Commercial and industrial loans	—	1,349	8,706	1,375
Agricultural production and other loans to farmers	—	—	—	—
Consumer loans	—	—	—	—
Total	$4,502	$1,349	$8,706	$1,375
An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
June 30, 2024
Secured by real estate:
Residential properties	$11,841	$3,550	$15,391	$1,602,128	$1,617,519
Construction and land development	2,183	2,267	4,450	683,245	687,695
Farmland	1,081	745	1,826	310,212	312,038
Other commercial	2,959	4,520	7,479	2,714,634	2,722,113
Total real estate	18,064	11,082	29,146	5,310,219	5,339,365
Commercial and industrial loans	2,415	280	2,695	615,035	617,730
Agricultural production and other loans to farmers	182	—	182	111,240	111,422
Consumer loans	664	205	869	102,251	103,120
Total	$21,325	$11,567	$32,892	$6,138,745	$6,171,637

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2023
Secured by real estate:
Residential properties	$9,867	$2,144	$12,011	$1,539,766	$1,551,777
Construction and land development	1,609	—	1,609	729,840	731,449
Farmland	88	380	468	309,372	309,840
Other commercial	4,159	1,320	5,479	2,661,477	2,666,956
Total real estate	15,723	3,844	19,567	5,240,455	5,260,022
Commercial and industrial loans	2,868	441	3,309	628,219	631,528
Agricultural production and other loans to farmers	192	—	192	91,784	91,976
Consumer loans	708	39	747	97,738	98,485
Total	$19,491	$4,324	$23,815	$6,058,196	$6,082,011
Modifications to Borrowers Experiencing Financial Difficulty – From time to time, the Company may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, interest rate reduction, term extension, other-than-insignificant payment delay or a combination thereof, among other things. There was one loan modification to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024. There were zero loan modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.
The following table presents the amortized cost basis of loans at June 30, 2024 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2024, by class and type of modification.

	Three Months Ended June 30, 2024
	Term Extension
	Amortized Cost	% of Total Loans
(In thousands)
Other commercial	$1,699	0.03%
Total	$1,699	0.03%

	Six Months Ended June 30, 2024
	Term Extension
	Amortized Cost	% of Total Loans
(In thousands)
Other commercial	$1,699	0.03%
Total	$1,699	0.03%

The following table describes the financial effects of the modification made to the borrower experiencing financial difficulty during the three and six months ended June 30, 2024.

Three Months Ended June 30, 2024
Other commercial	Added a weighted average 8 months to the life of the modified loan

Six Months Ended June 30, 2024
Other commercial	Added a weighted average 8 months to the life of the modified loan
The following table presents the performance of loans that have been modified during the six months ended June 30, 2024.

Six Months Ended June 30, 2024
(In thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Secured by real estate:
Residential properties	$—	$—	$—
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	1,699	—	—
Total real estate	1,699	—	—
Commercial and industrial loans	—	—	—
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total loans before allowance for loan losses	$1,699	$—	$—

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
The following table reflects loans by credit quality indicator and origination year at June 30, 2024. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at June 30, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$130,529	$248,640	$389,046	$279,535	$114,477	$100,702	$332,322	$1,595,251
Special mention	—	—	—	—	—	—	—	—
Classified	518	1,808	4,144	3,272	2,896	7,106	2,524	22,268
Total residential real estate	$131,047	$250,448	$393,190	$282,807	$117,373	$107,808	$334,846	$1,617,519
Current period gross write offs	$—	$16	$—	$126	$11	$113	$18	$284

Construction & land development:
Pass	$26,648	$42,821	$44,759	$8,197	$3,260	$10,587	$546,069	$682,341
Special mention	—	—	246	—	—	—	—	246
Classified	25	—	513	433	896	1,970	1,271	5,108
Total construction & land development	$26,673	$42,821	$45,518	$8,630	$4,156	$12,557	$547,340	$687,695

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$29,954	$36,384	$71,770	$30,019	$25,935	$24,027	$90,597	$308,686
Special mention	—	—	—	—	—	—	—	—
Classified	68	1,224	144	181	65	1,192	478	3,352
Total farmland	$30,022	$37,608	$71,914	$30,200	$26,000	$25,219	$91,075	$312,038
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate:
Pass	$43,423	$207,333	$494,966	$400,713	$240,856	$275,280	$1,046,763	$2,709,334
Special mention	—	—	—	—	—	—	—	—
Classified	20	100	1,128	2,621	1,469	4,463	2,978	12,779
Total other commercial real estate	$43,443	$207,433	$496,094	$403,334	$242,325	$279,743	$1,049,741	$2,722,113
Current period gross write offs	$—	$7	$—	$194	$—	$—	$—	$201

Commercial & industrial loans:
Pass	$38,738	$81,049	$108,949	$36,754	$24,445	$26,202	$269,252	$585,389
Special mention	—	—	5,794	—	—	—	—	5,794
Classified	130	8,930	13,719	1,260	404	1,785	319	26,547
Total commercial & industrial loans	$38,868	$89,979	$128,462	$38,014	$24,849	$27,987	$269,571	$617,730
Current period gross write offs	$—	$78	$504	$—	$3	$—	$397	$982

Agricultural production & other loans to farmers:
Pass	$9,903	$12,487	$5,506	$3,914	$2,730	$726	$75,249	$110,515
Special mention	—	—	—	—	—	—	—	—
Classified	29	187	10	—	38	—	643	907
Total agricultural production & other loans to farmers	$9,932	$12,674	$5,516	$3,914	$2,768	$726	$75,892	$111,422
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer & other loans:
Pass	$21,697	$25,972	$9,980	$2,932	$3,083	$2,707	$36,346	$102,717
Special mention	—	—	—	—	—	—	—	—
Classified	13	118	92	6	—	—	174	403

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Total consumer & other loans	$21,710	$26,090	$10,072	$2,938	$3,083	$2,707	$36,520	$103,120
Current period gross write offs	$968	$94	$59	$48	$1	$3	$81	$1,254
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
Transactions in the allowance for credit losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$8,221	$36,469	$21,129	$1,021	$66,840
Provision for credit losses	490	1,705	1,389	455	4,039
Recoveries on loans	46	147	82	363	638
Loans charged off	(314)	(172)	(170)	(625)	(1,281)
Ending balance	$8,443	$38,149	$22,430	$1,214	$70,236

Six Months Ended June 30, 2024
Allowance for loan losses:
Beginning balance	$6,556	$37,767	$20,487	$1,062	$65,872
Provision for credit losses	2,800	382	2,086	682	5,950
Recoveries on loans	69	201	141	724	1,135
Loans charged off	(982)	(201)	(284)	(1,254)	(2,721)
Ending balance	$8,443	$38,149	$22,430	$1,214	$70,236

Period End Allowance Balance Allocated To:
Individually evaluated	$576	$719	$—	$—	$1,295
Collectively evaluated	7,867	37,430	22,430	1,214	68,941
Ending balance	$8,443	$38,149	$22,430	$1,214	$70,236

The allowance for credit losses on LHFI increased for the six months ended June 30, 2024 primarily as a result of provision for credit losses on commercial and industrial loans. Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled approximately $27.9 million at June 30, 2024 and is excluded from the estimate of credit losses.

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended June 30, 2023
Allowance for loan losses:
Beginning balance	$6,404	$40,494	$16,420	$1,085	$64,403
Provision for loan losses	(80)	(175)	937	104	786
Recoveries on loans	115	97	67	558	837
Loans charged off	(29)	(106)	(5)	(657)	(797)
Ending balance	$6,410	$40,310	$17,419	$1,090	$65,229

Six Months Ended June 30, 2023
Allowance for loan losses:
Beginning balance	$4,750	$26,701	$9,958	$1,466	$42,875
Impact of adopting ASU 2016-13	2,166	12,770	6,464	(656)	20,744
Provision for loan losses	(392)	804	1,050	744	2,206
Recoveries on loans	203	212	125	1,149	1,689
Loans charged off	(317)	(177)	(178)	(1,613)	(2,285)
Ending balance	$6,410	$40,310	$17,419	$1,090	$65,229

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$227	$—	$—	$—	$227
Collectively evaluated for impairment	6,183	40,310	17,419	1,090	65,002
Ending balance	$6,410	$40,310	$17,419	$1,090	$65,229

Allowance for Credit Losses on Unfunded Loan Commitments

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

	Three Months Ended June 30,
(In thousands)	2024	2023
Beginning balance	$7,076	$11,608
(Recovery of) provision for credit losses on unfunded loan commitments	(542)	130
Ending Balance	$6,534	$11,738

	Six Months Ended June 30,
(In thousands)	2024	2023
Beginning balance	$8,951	$—
Impact of adopting CECL	—	12,505
(Recovery of) provision for credit losses on unfunded loan commitments	(2,417)	(767)
Ending balance	$6,534	$11,738

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
The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of June 30, 2024, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action.
The following table presents actual and required capital ratios for the Company and the Bank under the CBLR and prompt corrective action regulations for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2024:
Company:
Community Bank Leverage Ratio	$772,821	9.99%	$696,358	9.00%

Bank:
Community Bank Leverage Ratio	$774,069	10.01%	$695,955	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2023:
Company:
Community Bank Leverage Ratio	$756,155	10.02%	$679,472	9.00%

Bank:
Community Bank Leverage Ratio	$755,482	10.01%	$679,129	9.00%
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

Securities – The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of June 30, 2024 or December 31, 2023. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
June 30, 2024
U.S. Treasuries	$240,054	$—	$240,054	$—
U.S. Government agency obligations	491,750	—	491,750	—
Residential mortgage-backed securities	73,263	—	73,263	—
Commercial mortgage-backed securities	12,212	—	12,212	—
Corporate investments	47,108	—	47,108	—
State and political subdivisions	42,564	—	42,564	—
Total securities available for sale	$906,951	$—	$906,951	$—

December 31, 2023
U.S. Treasuries	$210,118	$—	$210,118	$—
U.S. Government agency obligations	454,923	—	454,923	—
Residential mortgage-backed securities	82,028	—	82,028	—
Commercial mortgage-backed securities	12,273	—	12,273	—
Asset backed securities	6,949	—	6,949	—
Corporate investments	45,539	—	45,539	—
State and political subdivisions	44,191	—	44,191	—
Total securities available for sale	$856,021	$—	$856,021	$—
There were no transfers between Level 1, 2 or 3 during the periods shown above.
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Collateral-dependent loans, net of allowance for credit losses:
June 30, 2024	$25,117	$—	$—	$25,117
December 31, 2023	$15,224	$—	$—	$15,224

Other real estate owned:
June 30, 2024	$6,467	$—	$—	$6,467
December 31, 2023	$2,368	$—	$—	$2,368
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
June 30, 2024
Collateral-dependent loans, net of specific allowance	$25,117	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$6,467	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2023
Collateral-dependent loans, net of specific allowance	$15,224	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$2,368	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%
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

The following table presents estimated fair values of the Company’s financial instruments that are not recorded at fair value:

	June 30, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$223,477	$223,477	$266,591	$266,591
Level 2 inputs:
Securities held to maturity	52,075	51,874	55,170	55,045
FHLB stock	16,518	16,518	23,634	23,634
Accrued interest receivable	33,657	33,657	30,086	30,086
Level 3 inputs:
Loans held for sale	15,713	15,713	6,525	6,525
Loans, net	6,101,401	5,915,552	6,016,139	5,804,169

Financial liabilities:
Level 2 inputs:
Deposits	6,586,403	6,105,869	6,325,736	6,318,082
FHLB and other borrowings	230,052	228,042	375,059	374,325
Subordinated debentures	133,775	140,326	133,677	137,428
Accrued interest payable	12,631	12,631	10,539	10,539

Note 8: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s Consolidated Balance Sheets and will be amortized over the life of the Notes. At June 30, 2024 and December 31, 2023, the remaining unamortized balance of these issuance costs was $856,000 and $928,000, respectively. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the merger (the “FTC Merger”) with First Trust Corporation (“FTC”), the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at June 30, 2024 due to the remaining purchase premium of $300,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	June 30, 2024	December 31, 2023
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month CME Term SOFR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month CME Term SOFR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month CME Term SOFR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month CME Term SOFR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month CME Term SOFR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at June 30, 2024 due to the remaining purchase discount of $3.4 million, which was established upon the merger (the “SCC Merger”) with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, and is being amortized over the remaining life of the debentures.

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
The ESOP owned 1,452,950 shares of the Company's common stock at both June 30, 2024 and December 31, 2023. The ESOP can enter into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock sold by participants in accordance with diversification provisions of the ESOP. These unallocated shares would be released to participants proportionately as the loans are repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, if any, that are used to repay the loan would be treated as compensation expense. As of June 30, 2024, the ESOP had zero outstanding loans with the Company.
Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of allocated shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the Consolidated Statements of Shareholders’ Equity. The fair value of allocated shares held by the ESOP at June 30, 2024 was $83.2 million, based on the Company’s previously disclosed appraised value of $57.25 per share of common stock. The fair value at December 31, 2023 was $85.0 million, based on the Company’s previously disclosed appraised value of $58.50 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.
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

The Preferred Stock bore no dividend for the first two years following the issuance of the Preferred Stock. Thereafter, the annual dividend rate will be adjusted, not lower than 0.5% and not higher than 2.0%, based on our extensions of credit for qualified lending as defined in the terms of the ECIP Interim Final Rule, the Purchase Agreement and the Certificate of Designations (the “Certificate of Designations”) and the investment amount. After the tenth anniversary of the issuance of the Preferred Stock, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10 compared to the baseline qualified lending and the average investment amount. The dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Company had accrued preferred dividends payable of $125,000 at June 30, 2024.

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
Stock based compensation that has been charged against income was $2.5 million for the six months ended June 30, 2024 and $2.3 million for the same period of 2023. There were 3,690 and 3,186 shares forfeited during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $11.7 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 3.0 years.
A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Six Months Ended
	June 30, 2024		June 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	191,700	$63.16	184,284	$59.36
Granted	101,692	58.50	93,209	66.66
Vested	(77,345)	61.21	(68,204)	58.32
Forfeited	(3,690)	62.48	(3,186)	61.13
End of period	212,357	$61.65	206,103	$62.98

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
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Our wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of June 30, 2024, we operated 83 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of June 30, 2024, we had $6.586 billion of total deposits, and our deposit base consisted of 88.5% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 2.47% for the year to date period. Our loan portfolio was comprised of 72.1% commercial loans and 27.9% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2023, and we believe we are well-positioned for future growth.
June 30, 2024 Highlights

•Net income for the six months ended June 30, 2024 was $32.1 million, compared with $30.3 million for the same period of 2023
•Diluted earnings per share for the six months ended June 30, 2024 were $2.79, compared with $2.64 for the same period of 2023
•Net interest income was $114.7 million for the six months ended June 30, 2024, compared with $115.7 million for the same period of 2023
•Total loans held for investment were $6.172 billion at June 30, 2024, compared with $6.082 billion at December 31, 2023

Recent Regulatory Developments

There have been no material changes to the regulatory developments included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations
The following discussion of BancPlus’ results of operations compares the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or for any other period.
Net Income

Net income for the three months ended June 30, 2024 and 2023 was $15.2 million and $13.2 million, respectively. BancPlus’ annualized return on average assets for the three months ended June 30, 2024 and 2023 was 0.79% and 0.72%, respectively. BancPlus’ annualized return on average equity for the three months ended June 30, 2024 and 2023 was 8.25% and 7.63%, respectively.

Net income for the six months ended June 30, 2024 and 2023 was $32.1 million and $30.3 million, respectively. BancPlus’ annualized return on average assets for the six months ended June 30, 2024 and 2023 was 0.84% and 0.85%, respectively. BancPlus’ annualized return on average equity for the six months ended June 30, 2024 and 2023 was 8.79% and 8.87%, respectively.

The increase in net income and return on average assets and equity for the three months ended June 30, 2024 compared to the same period of 2023 was primarily the result of increased other operating income partially offset by an increase in provision for credit losses in the current year period.

The increase in net income for the six months ended June 30, 2024 compared to the same period of 2023 was primarily the result of increased other operating income partially offset by an increase in provision for credit losses and a decrease in net interest income in the current year period. The decreases in the return metrics for the six months ended June 30, 2024 compared to the same period of 2023 were primarily the result of increases in average assets and equity partially offset by the increase in net income in the current year period.

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

For the three months ended June 30, 2024, interest income was $105.1 million, an increase of $15.4 million, or 17.2%, compared to interest income of $89.7 million for the three months ended June 30, 2023. The increase in interest income for the three months ended June 30, 2024 compared to the same period of 2023 was primarily the result of higher interest rates in the current year period as well as increased interest-earning assets as a result of organic loan growth and increased balances of investment securities.

For the six months ended June 30, 2024, interest income was $205.6 million, an increase of $35.2 million, or 20.6%, compared to interest income of $170.4 million for the six months ended June 30, 2023. The increase in interest income for the six months ended June 30, 2024 compared to the same period of 2023 was primarily the result of higher interest rates in the current year period as well as increased interest-earning assets as a result of organic loan growth and increased balances of investment securities.

For the three months ended June 30, 2024, interest expense was $46.7 million, an increase of $14.6 million, or 45.5%, compared to interest expense of $32.1 million for the three months ended June 30, 2023. The increase in interest expense for the three months ended June 30, 2024 compared to the same period of 2023 was primarily the result of higher interest rates and increased interest-bearing deposits in the current year period.

For the six months ended June 30, 2024, interest expense was $90.9 million, an increase of $36.2 million, or 66.1%, compared to interest expense of $54.7 million for the six months ended June 30, 2023. The increase in interest expense for the six months ended June 30, 2024 compared to the same period of 2023 was primarily the result of higher interest rates and increased interest-bearing deposits in the current year period.

For the three months ended June 30, 2024, net interest income was $58.4 million, an increase of $0.8 million, or 1.5%, compared to net interest income of $57.5 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, net interest income was $114.7 million, a decrease of $1.0 million, or 0.9%, compared to net interest income of $115.7 million for the three months ended June 30, 2023.

Net interest margin for the three months ended June 30, 2024 decreased 14 basis points to 3.20% from 3.34% for the same period of 2023, primarily as a result of the higher interest rate environment seen in the current year with rates on interest-bearing liabilities outpacing yields on interest-earning assets in the current quarter. Net interest margin for the six months ended June 30, 2024 decreased 25 basis points to 3.17% from 3.42% for the same period of 2023, primarily as a result of the higher interest rate environment seen in the current year with rates on interest-bearing liabilities outpacing yields on interest-earning assets in the current period.

Our year to date average interest-earning assets at June 30, 2024 increased $0.46 billion, or 6.87%, to $7.23 billion from $6.76 billion at June 30, 2023. BancPlus’ average interest-bearing liabilities at June 30, 2024 increased $0.67 billion, or 13.69%, to $5.56 billion from $4.89 billion at June 30, 2023. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to organic loan and deposit growth. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 129.9% and 138.2% at June 30, 2024 and 2023, respectively.
BancPlus’ average interest-earning assets produced a tax-equivalent yield of 5.77% and 5.69% for the three and six months ended June 30, 2024, compared to 5.20% and 5.04% for the three and six months ended June 30, 2023, respectively. The average rate paid on interest-bearing liabilities was 3.33% and 3.27% for the three and six months ended June 30, 2024, compared to 2.54% and 2.24% for the three and six months ended June 30, 2023, respectively. The year-over-year changes in yields reflects the rising interest rate environment seen in the current year period.
Average Balances and Yields
The following tables show, for the three and six months ended June 30, 2024 and 2023, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$180,633	$2,845	6.30%	$39,710	$504	5.08%
	180,633	2,845	6.30%	39,710	504	5.08%
Investment securities:
Taxable investment securities	901,397	7,354	3.26%	743,930	4,403	2.37%
Tax-exempt investment securities	52,898	334	2.53%	61,193	364	2.38%
Total securities	954,295	7,688	3.22%	805,123	4,767	2.37%
Loans (1)	6,134,715	94,221	6.14%	6,022,376	84,117	5.59%
Federal Home Loan Bank (“FHLB”) stock	20,355	357	7.02%	24,715	274	4.43%
Total interest-earning assets	7,289,998	105,111	5.77%	6,891,924	89,662	5.20%
Noninterest-earning assets	456,515			447,005
Total assets	$7,746,513			$7,338,929

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,404,841	$6,640	1.89%	$1,512,195	$3,945	1.04%
Savings and money market deposits	2,133,740	16,846	3.16%	2,008,480	14,236	2.84%
Time deposits	1,691,512	18,130	4.29%	946,001	6,183	2.61%
Federal funds purchased	1	—	—%	242	1	1.65%
FHLB advances	253,130	2,838	4.48%	447,923	5,567	4.97%
Other borrowings	—	—	—%	49	12	97.96%
Subordinated debentures	133,730	2,270	6.79%	133,536	2,176	6.52%
Total interest-bearing liabilities	5,616,954	46,724	3.33%	5,048,426	32,120	2.54%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,311,445			1,520,136
Other noninterest-bearing liabilities	78,894			76,442
Total noninterest-bearing liabilities	1,390,339			1,596,578
Shareholders’ equity (6)	739,220			693,925
Total liabilities and shareholders’ equity	$7,746,513			$7,338,929
Net interest income/net interest margin (2)		58,387	3.20%		57,542	3.34%
Net interest spread (5)			2.44%			2.66%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		108			117
Net interest income/net interest margin (2)		$58,495	3.21%		$57,659	3.35%
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
(4)Yields and rates are annualized.
(5)Net interest spread is the yield on BancPlus’ total interest-earning assets less the yield on its interest-bearing liabilities.
(6)Includes BancPlus Corporation Employee Stock Ownership Plan-owned shares.

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$153,950	$4,444	5.77%	$35,694	$861	4.82%
	153,950	4,444	5.77%	35,694	861	4.82%
Investment securities:
Taxable investment securities	889,816	14,247	3.20%	689,937	7,469	2.17%
Tax-exempt investment securities	54,146	676	2.50%	62,658	744	2.37%
Total securities	943,962	14,923	3.16%	752,595	8,213	2.18%
Loans (1)	6,108,819	185,448	6.07%	5,952,466	160,864	5.40%
Federal Home Loan Bank (“FHLB”) stock	22,659	778	6.87%	23,753	495	4.17%
Total interest-earning assets	7,229,390	205,593	5.69%	6,764,508	170,433	5.04%
Noninterest-earning assets	459,736			448,002
Total assets	$7,689,126			$7,212,510

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,414,411	$12,901	1.82%	$1,584,138	$7,169	0.91%
Savings and money market deposits	2,107,824	32,775	3.11%	1,934,851	24,814	2.56%
Time deposits	1,611,949	33,882	4.20%	878,776	9,541	2.17%
Federal funds purchased	258	8	6.20%	3,310	80	4.83%
FHLB advances	292,967	6,740	4.60%	359,050	8,782	4.89%
Other borrowings	2,775	95	6.85%	467	25	10.71%
Subordinated debentures	133,706	4,531	6.78%	133,510	4,327	6.48%
Total interest-bearing liabilities	5,563,890	90,932	3.27%	4,894,102	54,738	2.24%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,308,630			1,552,818
Other noninterest-bearing liabilities	81,642			77,542
Total noninterest-bearing liabilities	1,390,272			1,630,360
Shareholders’ equity (6)	734,964			688,048
Total liabilities and shareholders’ equity	$7,689,126			$7,212,510
Net interest income/net interest margin (2)		114,661	3.17%		115,695	3.42%
Net interest spread (5)			2.42%			2.80%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		218			240
Net interest income/net interest margin (2)		$114,879	3.18%		$115,935	3.43%
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

	Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$2,219	$121	$2,340
Investment securities:
Taxable investment securities	1,285	1,667	2,952
Tax-exempt investment securities	(52)	22	(30)
Total securities	1,233	1,689	2,922
Loans, net	1,726	8,377	10,103
Federal Home Loan Bank stock	(76)	159	83
Total interest-earning assets	$5,102	$10,346	$15,448

Interest-bearing liabilities:
Interest-bearing transaction deposits	$(507)	$3,202	$2,695
Savings and money market deposits	989	1,621	2,610
Time deposits	7,991	3,956	11,947
Federal funds purchased	—	(1)	(1)
FHLB advances	(2,184)	(545)	(2,729)
Other borrowings	—	(12)	(12)
Subordinated debentures	3	90	93
Total interest-bearing liabilities	$6,292	$8,311	$14,603
Net interest income	$(1,190)	$2,035	$845

	Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$3,413	$169	$3,582
Investment securities:
Taxable investment securities	3,201	3,578	6,779
Tax-exempt investment securities	(106)	38	(68)
Total securities	3,095	3,616	6,711
Loans, net	4,746	19,837	24,583
Federal Home Loan Bank stock	(38)	321	283
Total interest-earning assets	$11,216	$23,943	$35,159

Interest-bearing liabilities:
Interest-bearing transaction deposits	$(1,548)	$7,280	$5,732
Savings and money market deposits	2,690	5,271	7,961
Time deposits	15,411	8,930	24,341
Federal funds purchased	(95)	23	(72)
FHLB advances	(1,520)	(522)	(2,042)
Other borrowings	79	(9)	70
Subordinated debentures	7	196	203
Total interest-bearing liabilities	$15,024	$21,169	$36,193
Net interest income	$(3,808)	$2,774	$(1,034)

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

For the three months ended June 30, 2024, the provision for credit losses was $3.5 million, compared to $916,000 for the same period of 2023, an increase of $2.6 million, or 281.8%. The increase was primarily attributable to an increase in the calculated loss rate on historical balances as well as an increase in the balance of the loan portfolio. For the six months ended June 30, 2024, the provision for credit losses was $3.5 million, compared to $1.4 million for the same period of 2023, an increase of $2.1 million, or 145.5%. The increase was primarily attributable to an increase in the calculated loss rate on historical balances as well as an increase in the balance of the loan portfolio.

The following table presents the components of the provision for credit losses for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Loans	$4,039	$786	$3,253	413.9%
Off-balance sheet credit exposures	(542)	130	(672)	(516.9)%
Provision for credit losses	$3,497	$916	$2,581	281.8%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Loans	$5,950	$2,206	$3,744	169.7%
Off-balance sheet credit exposures	(2,417)	(767)	(1,650)	215.1%
Provision for credit losses	$3,533	$1,439	$2,094	145.5%

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

Noninterest income increased $3.5 million, or 23.39%, to $18.5 million for the three months ended June 30, 2024 compared to $15.0 million for the same period of 2023, primarily due to an increases in other income, life insurance income and income from fiduciary activities.

The following table presents the major components of noninterest income for three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$5,762	$5,750	$12	0.2%
Mortgage origination income	1,430	1,266	164	13.0%
Debit card interchange	2,597	2,609	(12)	(0.5)%
Income from fiduciary activities	2,439	2,009	430	21.4%
ATM income	1,428	1,499	(71)	(4.7)%
Brokerage and insurance fees and commissions	765	592	173	29.2%
Life insurance income	1,486	670	816	121.8%
Other income	2,594	599	1,995	333.1%
Total	$18,501	$14,994	$3,507	23.4%

Income from fiduciary activities increased $430,000, or 21.4%, to $2.4 million for the three months ended June 30, 2024, compared to $2.0 million for the same period of 2023. The increase is primarily attributable to increases in assets under management as a result of higher equity markets in the current year.

Life insurance income increased $816,000, or 121.8%, to $1.5 million for the three months ended June 30, 2024, compared to $670,000 for the same period of 2023. The increase was primarily the result of death benefits paid in the current year on policies held by BancPlus.

Other income increased $2.0 million, or 333.1%, to $2.6 million for the three months ended June 30, 2024, compared to $599,000 for the same period of 2023. The increase was primarily the result of a gain on the sale of fixed assets in the current year period.

Noninterest income increased $5.0 million, or 16.4%, to $35.9 million for the six months ended June 30, 2024 compared to $30.8 million for the same period of 2023, primarily due to increases in other income, life insurance income and income from fiduciary activities partially offset by a decrease in service charges on deposit accounts.

The following table presents the major components of noninterest income for six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$11,591	$12,416	$(825)	(6.6)%
Mortgage origination income	2,398	1,953	445	22.8%
Debit card interchange	5,133	5,175	(42)	(0.8)%
Income from fiduciary activities	4,714	3,915	799	20.4%
ATM income	2,623	2,973	(350)	(11.8)%
Brokerage and insurance fees and commissions	1,412	1,229	183	14.9%
Life insurance income	2,339	1,326	1,013	76.4%
Other income	5,667	1,846	3,821	207.0%
Total	$35,877	$30,833	$5,044	16.4%

Service charges on deposit accounts decreased $825,000, or 6.6%, to $11.6 million for the six months ended June 30, 2024, compared to $12.4 million for the same period of 2023. The decrease was primarily the result of lower non-sufficient funds fees in the current year.

Income from fiduciary activities increased $799,000, or 20.4%, to $4.7 million for the six months ended June 30, 2024, compared to $3.9 million for the same period of 2023. The increase is primarily attributable to increases in assets under management as a result of higher equity markets in the current year.

Life insurance income increased $1.0 million, or 76.4%, to $2.3 million for the six months ended June 30, 2024, compared to $1.3 million for the same period of 2023. The increase was primarily the result of death benefits paid in the current year on policies held by BancPlus.

Other income increased $3.8 million, or 207.0%, to $5.7 million for the six months ended June 30, 2024, compared to $1.8 million for the same period of 2023. The increase was primarily the result of a gain on the sale of fixed assets in the current year.

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

For the three months ended June 30, 2024, noninterest expense totaled $54.8 million, a decrease of $435,000, or 0.8%, from $55.2 million for the three months ended June 30, 2023, primarily due to decreases in other expenses and marketing and promotional expenses, partially offset by an increase in salaries and employee benefits expense.

The following table presents the major components of noninterest expense for the three months ended June 30, 2024 compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$32,913	$32,609	$304	0.9%
Net occupancy expenses	4,916	4,738	178	3.8%
Furniture, equipment and data processing expenses	7,488	7,270	218	3.0%
Marketing and promotional expenses	1,536	2,000	(464)	(23.2)%
Other real estate expenses and losses	107	315	(208)	(66.0)%
Professional fees	1,087	1,043	44	4.2%
Other expenses	6,763	7,270	(507)	(7.0)%
Total	$54,810	$55,245	$(435)	(0.8)%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 60.0% and 59.0% of total noninterest expense for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, salaries and employee benefits expense increased $304,000, or 0.9%, to $32.9 million for the three months ended June 30, 2024, compared to $32.6 million for the same period of 2023. The increase in salaries and employee benefits expense is primarily due to normal annual salary increases for employees partially offset by reduced medical and dental insurance expenses in the current year period.

Marketing and promotional expenses decreased $464,000, or 23.2%, to $1.5 million for the three months ended June 30, 2024, compared to $2.0 million for the same period of 2023. The decrease was primarily the result of expanded marketing campaigns in the prior year period.

Other expenses decreased $507,000, or 7.0%, to $6.8 million for the three months ended June 30, 2024 compared to $7.3 million for the same period of 2023. The decrease was primarily the result of decreases in FDIC assessment expense.

For the six months ended June 30, 2024, noninterest expense totaled $106.9 million, an increase of $50,000, or 0.0%, from $106.9 million for the six months ended June 30, 2023, primarily due to increases in professional fees and net occupancy expenses offset by a decrease in marketing and promotional expenses.

The following table presents the major components of noninterest expense for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$63,616	$63,600	$16	—%
Net occupancy expenses	9,421	9,210	211	2.3%
Furniture, equipment and data processing expenses	14,770	14,586	184	1.3%
Marketing and promotional expenses	2,998	3,537	(539)	(15.2)%
Other real estate expenses and losses	348	371	(23)	(6.2)%
Professional fees	2,272	1,906	366	19.2%
Other expenses	13,512	13,677	(165)	(1.2)%
Total	$106,937	$106,887	$50	—%

Net occupancy expenses increased $211,000, or 2.3%, to $9.4 million for the six months ended June 30, 2024, compared to $9.2 million for the same period of 2023. The increase was primarily attributable to increases in real estate taxes on bank premises in the current year.

Marketing and promotional expenses decreased $539,000, or 15.2%, to $3.0 million for the six months ended June 30, 2024, compared to $3.5 million for the same period of 2023. The decrease was primarily the result of expanded marketing campaigns in the prior year.

Professional fees increased $366,000, or 19.2%, to $2.3 million for the six months ended June 30, 2024, compared to $1.9 million for the same period of 2023. The increase was primarily attributable to increased consulting expense in the current year.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $3.4 million for the three months ended June 30, 2024, compared to $3.2 million for the same period of 2023, an increase of $232,000, or 7.3%. BancPlus’ effective tax rate for the three months ended June 30, 2024 was 18.4%, compared to 19.4% for the same period of 2023.

BancPlus recorded income tax expense of $7.9 million for the six months ended June 30, 2024, compared to $7.9 million for the same period of 2023, an increase of $16,000, or 0.2%. BancPlus’ effective tax rate for the six months ended June 30, 2024 was 19.8%, compared to 20.8% for the same period of 2023.

For both the three and six month periods, the increase in income tax expense was the result of larger income before taxes in the current year period. The decreases in the effective tax rate for both the three and six months ended June 30, 2024 compared with the same periods of 2023 was the result of the impact of permanent tax items.

Financial Condition

The following discussion compares BancPlus’ financial condition as of June 30, 2024 to December 31, 2023.

Assets

Total assets increased $0.13 billion, or 1.6%, to $7.77 billion at June 30, 2024 over total assets of $7.64 billion at December 31, 2023. Total cash and cash equivalents decreased $43.1 million, or 16.2%, to $223.5 million at June 30, 2024, compared to $266.6 million at December 31, 2023, primarily due to decreases in balances due from Federal Reserve Banks. Total loans held for investment increased $0.09 billion, or 1.5%, to $6.17 billion at June 30, 2024, compared to $6.08 billion at December 31, 2023. Investment securities increased $47.8 million, or 5.2%, from $911.2 million at December 31, 2023 to $959.0 million at June 30, 2024 primarily as a result of increases in deposits.

Investment Securities Portfolio

BancPlus’ investment securities portfolio, which consists primarily of U.S. Treasuries, U.S. Government agency obligations, mortgage-backed securities, municipal securities and corporate investments, is used as a source of liquidity and serves as collateral for certain types of deposits. BancPlus manages its investment securities portfolio according to a written investment policy. Balances in BancPlus’ investment securities portfolio change over time based on its funding needs and interest rate risk management objectives. BancPlus’ liquidity levels take into account anticipated future cash flows and all available sources of credit and are maintained at levels management believes ensure flexibility in meeting its anticipated funding needs.

As of June 30, 2024, 5.4% of BancPlus’ investment securities portfolio was classified as held to maturity and 94.6% was classified as available for sale. As of December 31, 2023, 6.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 93.9% was classified as available for sale. Securities available for sale increased $50.9 million, or 5.9%, from $856.0 million at December 31, 2023 to $907.0 million at June 30, 2024 primarily as a result of increases in BancPlus’ portfolio of U.S. Treasuries and U.S. Government agency obligations.

At June 30, 2024, U.S. Government agency obligations represented 51.3%, U.S. Treasuries represented 25.0%, municipal securities represented 9.9%, mortgage-backed securities represented 8.9%, and corporate investments represented 4.9% of BancPlus’ investment securities portfolio. At December 31, 2023, U.S. Government agency obligations represented 49.9%, U.S. Treasuries represented 23.1%, municipal securities represented 10.9%, mortgage-backed securities represented 10.3%, corporate investments represented 5.0% and asset-backed securities represented 0.8% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$52,075	5.43%	$55,170	6.05%
Total held-to-maturity	52,075	5.43%	55,170	6.05%

Available for Sale:
(At fair value)
U.S. Treasuries	240,054	25.03%	210,118	23.06%
U.S. Government agency obligations	491,750	51.28%	454,923	49.93%
Issued by states and political subdivisions	42,564	4.44%	44,191	4.85%
Mortgage-backed securities:
Residential	73,263	7.64%	82,028	9.00%
Commercial	12,212	1.27%	12,273	1.35%
Asset-backed securities	—	—%	6,949	0.76%
Corporate investments	47,108	4.91%	45,539	5.00%
Total available for sale	906,951	94.57%	856,021	93.95%

Total investment securities	$959,026	100.00%	$911,191	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using federal and state tax rates of 21% and 5%, respectively.

	Maturity as of June 30, 2024
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$11,281	1.11%	$34,624	2.93%	$4,945	3.58%	$1,225	4.30%
Total held to maturity	11,281	1.11%	34,624	2.93%	4,945	3.58%	1,225	4.30%

Available for sale:
U.S. Treasuries	167,205	5.33%	65,473	4.10%	7,376	4.15%	—	—%
U.S. Government agency obligations	99,611	0.88%	369,591	2.84%	22,548	1.60%	—	—%
Issued by states and political subdivisions	6,387	2.41%	20,483	3.08%	14,105	3.19%	1,589	4.18%
Mortgage-backed securities:
Residential	—	—%	1,258	1.82%	6,481	3.10%	65,524	2.50%
Commercial	—	—%	9,286	1.51%	2,661	1.58%	265	2.45%
Asset-backed securities	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	1,350	6.10%	44,997	4.27%	761	4.50%
Total available for sale	273,203	3.64%	467,441	3.01%	98,168	3.34%	68,139	2.56%

Total investment securities	$284,484	3.54%	$502,065	3.00%	$103,113	3.35%	$69,364	2.59%

	Maturity as of December 31, 2023
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$13,776	1.42%	$35,076	2.94%	$5,093	3.61%	$1,225	4.31%
Total held to maturity	13,776	1.42%	35,076	2.94%	5,093	3.61%	1,225	4.31%

Available for sale:
U.S. Treasuries	171,802	5.22%	38,316	3.89%	—	—%	—	—%
U.S. Government agency obligations	75,249	0.68%	338,867	2.25%	38,980	2.31%	1,827	7.14%
Issued by states and political subdivisions	2,962	2.99%	23,863	2.78%	14,667	3.13%	2,699	4.24%
Mortgage-backed securities:
Residential	—	—%	1,546	1.81%	4,023	2.80%	76,459	2.56%
Commercial	—	—%	9,290	1.52%	2,685	1.58%	298	2.47%
Asset-backed securities	—	—%	—	—%	—	—%	6,949	6.71%
Corporate investments	—	—%	1,360	6.21%	43,487	4.27%	692	4.50%
Total available for sale	250,013	3.83%	413,242	2.43%	103,842	3.25%	88,924	3.04%

Total investment securities	$263,789	3.70%	$448,318	2.47%	$108,935	3.26%	$90,149	3.06%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of June 30, 2024		As of December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$1,617,519	26.21%	$1,551,777	25.51%
Construction and land development	687,695	11.14%	731,449	12.03%
Farmland	312,038	5.06%	309,840	5.09%
Other commercial	2,722,113	44.10%	2,666,956	43.86%
Total real estate	5,339,365	86.51%	5,260,022	86.49%
Commercial and industrial	617,730	10.01%	631,528	10.38%
Agricultural production and other loans to farmers	111,422	1.81%	91,976	1.51%
Consumer and other	103,120	1.67%	98,485	1.62%
Total loans, gross	6,171,637	100.00%	6,082,011	100.00%
Allowance for credit losses	(70,236)		(65,872)
Total loans, net	$6,101,401		$6,016,139

Our loan portfolio was comprised of 72.1% commercial loans and 27.9% consumer loans as of June 30, 2024, compared to 72.9% commercial loans and 27.1% consumer loans as of December 31, 2023. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.
As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At June 30, 2024, BancPlus’ loan portfolio included $365.0 million of loan participations purchased, or 5.91% of total loans, which included $208.5 million of shared national credits. At December 31, 2023, BancPlus’ loan portfolio included $392.8 million of loan participations purchased, or 6.46% of total loans, which included $222.5 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of June 30, 2024
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$190,239	$569,429	$453,542	$404,309	$1,617,519
Construction and land development	339,458	316,837	20,579	10,821	687,695
Farmland	45,984	132,192	109,293	24,569	312,038
Other commercial	380,029	1,774,329	408,464	159,291	2,722,113
Total real estate	955,710	2,792,787	991,878	598,990	5,339,365
Commercial and industrial	177,205	386,305	54,220	—	617,730
Agricultural production and other loans to farmers	65,278	45,437	707	—	111,422
Consumer and other loans	25,689	72,664	4,767	—	103,120
Total loans	$1,223,882	$3,297,193	$1,051,572	$598,990	$6,171,637

	As of December 31, 2023
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$167,444	$501,115	$477,595	$405,623	$1,551,777
Construction and land development	330,448	336,288	51,417	13,296	731,449
Farmland	50,778	113,066	112,791	33,205	309,840
Other commercial	317,227	1,686,390	482,256	181,083	2,666,956
Total real estate	865,897	2,636,859	1,124,059	633,207	5,260,022
Commercial and industrial	148,992	418,518	64,018	—	631,528
Agricultural production and other loans to farmers	45,022	46,483	471	—	91,976
Consumer and other loans	24,280	68,383	5,822	—	98,485
Total loans	$1,084,191	$3,170,243	$1,194,370	$633,207	$6,082,011

	As of June 30, 2024
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,229,970	$387,549	$1,617,519
Construction and land development	279,111	408,584	687,695
Farmland	183,892	128,146	312,038
Other commercial	1,972,370	749,743	2,722,113
Total real estate	3,665,343	1,674,022	5,339,365
Commercial and industrial	317,030	300,700	617,730
Agricultural production and other loans to farmers	54,359	57,063	111,422
Consumer and other loans	67,882	35,238	103,120
Total loans	$4,104,614	$2,067,023	$6,171,637

	As of December 31, 2023
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,222,057	$329,720	$1,551,777
Construction and land development	345,469	385,980	731,449
Farmland	181,753	128,087	309,840
Other commercial	1,977,444	689,512	2,666,956
Total real estate	3,726,723	1,533,299	5,260,022
Commercial and industrial	328,076	303,452	631,528
Agricultural production and other loans to farmers	47,231	44,745	91,976
Consumer and other loans	67,785	30,700	98,485
Total loans	$4,169,815	$1,912,196	$6,082,011

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At June 30, 2024, BancPlus had total off-balance sheet commitments of $1.01 billion. At June 30, 2024, BancPlus had an allowance for credit loss on off-balance sheet commitments of $6.5 million.

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of June 30, 2024
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,595,251	$—	$22,268	$—	$1,617,519
Construction and land development	682,341	246	5,108	—	687,695
Farmland	308,686	—	3,352	—	312,038
Other commercial	2,709,334	—	12,779	—	2,722,113
Total real estate	5,295,612	246	43,507	—	5,339,365
Commercial and industrial	585,389	5,794	25,265	1,282	617,730
Agricultural production and other loans to farmers	110,515	—	907	—	111,422
Consumer and other	102,717	—	403	—	103,120
Total	$6,094,233	$6,040	$70,082	$1,282	$6,171,637

	As of December 31, 2023
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,531,377	$—	$20,400	$—	$1,551,777
Construction and land development	728,493	246	2,710	—	731,449
Farmland	306,916	—	2,924	—	309,840
Other commercial	2,654,378	—	12,578	—	2,666,956
Total real estate	5,221,164	246	38,612	—	5,260,022
Commercial and industrial	617,896	—	12,016	1,616	631,528
Agricultural production and other loans to farmers	91,893	—	83	—	91,976
Consumer and other	98,332	—	153	—	98,485
Total	$6,029,285	$246	$50,864	$1,616	$6,082,011

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans that are 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans:
Real estate loans:
Residential properties	$5,161	$3,180
Construction and land development	2,129	239
Farmland	269	642
Other commercial	4,976	1,613
Total real estate	12,535	5,674
Commercial and industrial	1,495	1,523
Agricultural production and other loans to farmers	—	—
Consumer and other	86	17
Total nonaccrual loans	14,116	7,214

90+ days past due and accruing:
Real estate loans:
Residential properties	1,032	270
Construction and land development	363	—
Farmland	731	—
Other commercial	—	124
Total real estate	2,126	394
Commercial and industrial	114	339
Agricultural production and other loans to farmers	—	—
Consumer and other	138	28
Total 90+ days past due and accruing	2,378	761
Total nonperforming loans	16,494	7,975
Plus: foreclosed assets	6,467	2,368
Total nonperforming assets	$22,961	$10,343

Nonaccrual loans to total loans	0.23%	0.12%
Nonperforming loans to total loans	0.27%	0.13%
Nonperforming assets to total assets	0.30%	0.14%
Allowance for credit losses to nonaccrual loans	497.56%	913.11%

Total nonperforming assets increased by $12.6 million, or 122.0%, from $10.3 million at December 31, 2023 to $23.0 million at June 30, 2024, primarily the result of increases in nonaccrual and past due real estate loans in the current year period. This increase in nonperforming loans for the period ended June 30, 2024 resulted in corresponding increases in the ratios for nonperforming loans to total loans and nonperforming assets to total assets and a decrease in the ratio for allowance for credit losses to nonaccrual loans.

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

These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the second quarter of 2024, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of supply chain disruptions, labor shortages, and the conflicts in Ukraine and the Middle East. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for credit losses.

The allowance for credit losses increased $4.4 million, or 6.6%, to $70.2 million at June 30, 2024 compared to $65.9 million at December 31, 2023. As a percentage of loans, the allowance for credit losses was 1.14% and 1.08%, at June 30, 2024 and December 31, 2023, respectively. The increase was primarily attributable to an increase in the calculated loss rate on historical balances as well as an increase in the balance of the loan portfolio. Net charge-offs totaled $1.6 million and $596,000 for the six months ended June 30, 2024 and 2023, respectively. The variance was primarily the result of an increase in charge-offs on commercial and industrial loans and a decrease in recoveries on consumer and other loans in the current year period.

The following is a summary of the activity in the allowance for credit loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	June 30, 2024	June 30, 2023

Balance, beginning of period	$65,872	$42,875
Impact of adopting ASU 2016-13	—	20,744
Charge-offs:
Residential properties	284	178
Construction and land development	—	7
Farmland	—	114
Other commercial	201	56
Total real estate	485	355
Commercial and industrial	982	317
Agricultural production and other loans to farmers	—	13
Consumer and other	1,254	1,600
Total charge-offs	2,721	2,285
Recoveries:
Residential properties	141	125
Construction and land development	12	8
Farmland	42	92
Other commercial	147	112
Total real estate	342	337
Commercial and industrial	69	203
Agricultural production and other loans to farmers	—	2
Consumer and other	724	1,147
Total recoveries	1,135	1,689
Net charge-offs	1,586	596
Provision for credit losses	5,950	2,206
Balance, end of period	$70,236	$65,229

Total loans, end of period (including loans held for sale)	$6,187,350	$6,101,990
Average loans	$6,108,819	$5,952,466
Net charge-offs (annualized) to average loans	0.05%	0.02%
Allowance for credit losses to total loans	1.14%	1.07%

The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$143	$1,586,163	0.02%	$53	$1,432,183	0.01%
Construction and land development	(12)	685,625	—%	(1)	822,157	—%
Farmland	(42)	310,268	(0.03)%	22	288,611	0.02%
Other commercial	54	2,700,732	—%	(56)	2,514,487	—%
Commercial and industrial	913	626,583	0.29%	114	712,114	0.03%
Agricultural production and other loans to farmers	—	91,603	—%	11	76,667	0.03%
Consumer and other	530	99,669	1.06%	453	100,696	0.90%
Loans held for sale	—	8,176	—%	—	5,551	—%
Total	$1,586	$6,108,819	0.05%	$596	$5,952,466	0.02%

The following tables present a summary of the allocation of the allowance for credit losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$22,430	31.9%	$20,487	31.1%
Construction and land development	14,167	20.2%	15,494	23.5%
Farmland	2,429	3.5%	1,229	1.9%
Other commercial	21,553	30.7%	21,044	31.9%
Total real estate	60,579	86.3%	58,254	88.4%
Commercial and industrial	8,443	12.0%	6,556	10.0%
Agricultural production and other loans to farmers	379	0.5%	241	0.4%
Consumer and other	835	1.2%	821	1.2%
Total allowance for credit losses	$70,236	100.0%	$65,872	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million as of both June 30, 2024 and December 31, 2023. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the SCC Merger and the FTC Merger. Total other intangible assets at June 30, 2024 and December 31, 2023 were $9.1 million and $9.9 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$1,308,630	0.00%	20.31%	$1,496,042	0.00%	24.82%
Interest bearing:
Transaction accounts	1,414,411	1.82%	21.95%	1,469,828	1.39%	24.39%
Money market and other savings accounts	2,107,824	3.11%	32.72%	2,017,787	2.66%	33.48%
Certificates of deposit	1,452,824	4.07%	22.55%	1,038,396	2.91%	17.23%
Brokered time deposits	159,125	5.38%	2.47%	4,756	5.45%	0.08%
Total deposits	$6,442,814	2.47%	100.00%	$6,026,809	1.74%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $416.0 million, or 6.9%, to $6.44 billion at June 30, 2024 from $6.03 billion as of December 31, 2023 primarily resulted from increases in money market and other savings accounts and certificates of deposit driven by the higher interest rate market in addition to an increase in brokered deposits. At June 30, 2024 and December 31, 2023, BancPlus held deposits in excess of FDIC insurance limits estimated at $1.77 billion and $1.99 billion, respectively.

The following table shows the maturity of certificates of deposit, including brokered time deposits, as of June 30, 2024:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$117,821	$197,508	$315,329	$70,532
Over 3 months through 6 months	108,698	173,781	282,479	60,175
Over 6 months through 12 months	198,718	399,803	598,521	93,712
Over 12 months	156,302	379,169	535,471	72,302
Total certificates of deposit	$581,539	$1,150,261	$1,731,800	$296,721

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At June 30, 2024 and December 31, 2023, BancPlus had no short-term borrowings. The following is a summary of our short-term borrowings during the periods presented.

(Dollars in thousands)	Balances Outstanding			Weighted Average Rate
June 30, 2024	Maximum Month End	Average Daily	At Period End	During Period	At Period End
Federal funds purchased	$—	$258	$—	6.20%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$—	$—	$—

December 31, 2023
Federal funds purchased	$—	$1,642	$—	4.86%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$—	$1,642	$—

Advances from Federal Home Loan Bank (“FHLB”) and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At June 30, 2024 and December 31, 2023, BancPlus had $230.1 million and $375.1 million in FHLB borrowings, at a weighted average interest rate of 4.40% and 4.79%, respectively.

The Company also has available funding from the Federal Reserve Bank’s discount window which it utilizes from time to time for short-term funding. At June 30, 2024 and December 31, 2023, the Company had zero borrowings outstanding with the Federal Reserve Bank.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
2024	$45,006	$190,013
2025	125,013	125,013
2026	60,014	60,014
2027	14	14
2028	5	5
Thereafter	—	—
Total	$230,052	$375,059

Subordinated Debentures. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and are being amortized over the life of the Notes. At June 30, 2024 and December 31, 2023, the remaining unamortized balance of these issuance costs was $856,000 and $928,000, respectively. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to the Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 586 basis points, with interest during this period payable quarterly in arrears. The Notes qualify as Tier 2 capital for regulatory capital purposes. The Company used the proceeds from the Notes for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the consolidated balance sheet at June 30, 2024 due to the remaining purchase premium of $300,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	June 30, 2024	December 31, 2023
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month CME Term SOFR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month CME Term SOFR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month CME Term SOFR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month CME Term SOFR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month CME Term SOFR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at June 30, 2024 due to the remaining purchase discount of $3.4 million, which was established upon the SCC Merger and is being amortized over the remaining life of the debentures. At June 30, 2024 and December 31, 2023, the remaining unamortized purchase discount was $3.4 million and $3.5 million, respectively.

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

Shareholders’ equity increased $20.8 million, or 2.9%, to $745.9 million at June 30, 2024 from $725.1 million at December 31, 2023, primarily due to net income of $32.1 million and stock based compensation of $2.5 million, partially offset by dividends paid of $11.0 million and other comprehensive loss of $1.4 million.

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

BancPlus manages its liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities, which BancPlus considers its primary liquidity. Furthermore, a significant portion of these unencumbered liquid assets are comprised of U.S. government agency obligations, mortgage backed securities and other agency securities, which the regulatory bodies consider the most marketable and liquid, especially in a stress scenario. In regard to off-balance sheet capacity, BancPlus maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of St. Louis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which BancPlus considers secondary liquidity. BancPlus also monitors its liquidity requirements in light of interest rate trends, changes in the economy, scheduled maturities and interest rate sensitivity of investments, loans, borrowings and deposits. As part of its liquidity management strategy, BancPlus is also focused on minimizing its costs of liquidity by growing its noninterest-bearing and other low-cost deposits and replacing higher cost borrowed funds.

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	June 30, 2024	December 31, 2023
Cash and cash equivalents	$223,477	$266,591
Total securities	959,026	911,191
Less: pledged securities	(110,610)	(122,105)
Total primary liquidity	$1,071,893	$1,055,677
Ratio of primary liquidity to total deposits	16.3%	16.7%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	June 30, 2024	December 31, 2023
Net secured borrowing capacity with the FHLB	$1,824,914	$1,892,541
Net secured borrowing capacity with the Federal Reserve Bank	1,240,186	515,558
Unsecured borrowing capacity with correspondent lenders	198,000	218,000
Available capacity on revolving line of credit	—	20,000
Total secondary liquidity	$3,263,100	$2,646,099
Ratio of primary and secondary liquidity to total deposits	65.8%	58.5%

During the six months ended June 30, 2024, BancPlus’ primary liquidity increased by $16.2 million to $1.07 billion, compared to $1.06 billion at December 31, 2023, primarily due to an increase in securities and a decrease in pledged securities. Secondary liquidity increased by $617.0 million to $3.26 billion as of June 30, 2024 from $2.65 billion as of December 31, 2023. This increase was primarily due to an increase in BancPlus’ Federal Reserve borrowing capacity.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $5.83 billion and $5.77 billion and represented 88.5% and 91.1% of total deposits as of June 30, 2024 and December 31, 2023, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources.

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

Due to state banking laws, BankPlus may not pay dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $14.4 million to BancPlus for both of the year-to-date periods ended June 30, 2024 and June 30, 2023. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

Further, under prompt corrective action regulations, an insured depository institution is classified in one of several tiers based on its level of capital and other factors, and may be subject to an escalating series of remedial measures if it is less than “well capitalized.” An institution is deemed “well capitalized” if it satisfies certain capital ratios and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of June 30, 2024, the Bank maintained a leverage ratio of more than 9.0% and, as an institution has elected to adopt the CBLR framework, the Bank was therefore well capitalized under the regulatory framework for prompt corrective action.

As of June 30, 2024 and December 31, 2023, BancPlus and BankPlus met the minimum CBLR requirement and therefore satisfied the capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
As of June 30, 2024:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$772,821	9.99%	$696,358	9.00%

Bank:
Community Bank Leverage Ratio	$774,069	10.01%	$695,955	9.00%

	Actual		Minimum Requirement to be Well Capitalized
As of December 31, 2023:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$756,155	10.02%	$679,472	9.00%

Bank:
Community Bank Leverage Ratio	$755,482	10.01%	$679,129	9.00%

Contractual Obligations

Contractual obligations as of June 30, 2024 totaled $2.14 billion and were primarily comprised of deposits with maturities of $1.73 billion, subordinated debentures of $133.8 million and operating lease obligations of $43.3 million. Contractual obligations due within the next twelve months were $1.25 billion and were primarily related to time deposits with maturity dates and short-term FHLB advances due in 2023-2024. Contractual obligations due in more than 12 months were $0.89 billion and were comprised of $535.5 million of time deposits with maturity dates and $133.8 million of subordinated debentures with maturities ranging from 2030 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

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

Potential changes over a 12-month horizon to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of June 30, 2024 and December 31, 2023 are presented in the table below. The projections for June 30, 2024 and December 31, 2023 assume immediate, parallel shifts down from the yield curves of 100, 200, and 300 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points.

	As of June 30, 2024				As of December 31, 2023
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	$(1,328)	(0.5)%	$(136,755)	(15.2)%	$(15,978)	(6.8)%	$(79,469)	(12.4)%
200	$(2,748)	(1.1)%	$(92,898)	(10.3)%	$(10,341)	(4.4)%	$(51,902)	(8.1)%
100	$(3,772)	(1.5)%	$(51,271)	(5.7)%	$(5,076)	(2.1)%	$(25,440)	(4.0)%
Unchanged	$—	—%	$—	—%	$—	—%	$—	—%
-100	$(2,957)	(1.2)%	$11,862	1.3%	$5,559	2.4%	$22,024	3.4%
-200	$(2,165)	(0.9)%	$33,822	3.8%	$10,292	4.4%	$38,680	6.0%
-300	$1,408	0.6%	$36,119	4.0%	$14,391	6.1%	$52,515	8.2%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 0.5% decrease in net interest income in year one and an 15.2% decrease in EVE as of June 30, 2024. At December 31, 2023, in the event of an immediate and sustained 300 basis point increase in interest, BancPlus would have experienced a 6.8% decrease in net interest income and a 12.4% decrease in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced a decrease of 1.2% in net interest income and a 1.3% increase in EVE as of June 30, 2024, and a 2.4% increase in net interest income and a 3.4% increase in EVE as of December 31, 2023.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information about our legal proceedings refer to Footnote 12 to our Condensed Notes to Consolidated Financial Statements for the quarter ended June 30, 2024 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 5. Other Information

Securities Trading Plans Of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

BancPlus Corporation

Date:	August 9, 2024	By:	/s/ William A. Ray
William A. Ray
Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2024	By:	/s/ Karlen Turbeville
Karlen Turbeville
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)