Form 10-Q
period 2024-09-30
BANCPLUS CORP
filed 2024-11-12
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of November 7, 2024: 11,694,210

BANCPLUS CORPORATION
FORM 10-Q
For the Quarter Ended SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets:
Cash and due from banks	$93,069	$94,868
Interest bearing deposits with banks	336,122	171,723
Total cash and cash equivalents	429,191	266,591
Securities available for sale, net of allowance for credit losses of zero and $2,035 at September 30, 2024 and December 31, 2023, respectively	932,147	856,021
Securities held to maturity - fair value: $43,704 - 2024; $55,045 - 2023	43,786	55,170
Loans held for sale	12,256	6,525

Loans	6,136,414	6,082,011
Less: Allowance for credit losses	71,082	65,872
Net loans	6,065,332	6,016,139

Premises and equipment, net	139,673	123,145
Operating lease right-of-use assets	30,607	32,603
Accrued interest receivable	34,316	30,086
Goodwill	62,772	62,772
Other assets	186,446	193,459
	$7,936,526	$7,642,511

Liabilities:
Deposits	$6,719,875	$6,325,736
Advances from Federal Home Loan Bank and other borrowings	230,049	375,059
Subordinated debentures	133,825	133,677
Operating lease liabilities	32,456	34,424
Accrued interest payable	14,615	10,539
Other liabilities	32,568	38,025
Total liabilities	7,163,388	6,917,460

Redeemable common stock owned by the ESOP	84,432	84,998
Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value
250,000 authorized, issued and outstanding at September 30, 2024 and December 31, 2023; aggregate liquidation preference of $250,000	250,000	250,000
Common Stock, par value $1.00 per share.
100,000,000 authorized at September 30, 2024 and December 31, 2023; 11,696,334 and 11,613,221 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	11,696	11,613
Additional paid-in capital	125,976	123,611
Retained earnings	402,165	370,955
Accumulated other comprehensive loss, net	(16,699)	(31,128)
	773,138	725,051
Less: Redeemable common stock owned by the ESOP	(84,432)	(84,998)
Total shareholders' equity	688,706	640,053
	$7,936,526	$7,642,511
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Interest income:
Interest and fees on loans	$98,077	$88,975	$283,525	$249,839
Taxable securities	7,428	5,580	21,675	13,049
Tax-exempt securities	328	362	1,004	1,106
Interest bearing bank balances and other	2,810	967	8,032	2,323
Total interest income	108,643	95,884	314,236	266,317

Interest expense:
Deposits	43,837	29,929	123,395	71,453
Short-term borrowings	—	—	8	80
Advances from Federal Home Loan Bank	2,532	6,790	9,272	15,572
Other borrowings	2,266	2,329	6,892	6,681
Total interest expense	48,635	39,048	139,567	93,786

Net interest income	60,008	56,836	174,669	172,531
Provision for credit losses	796	925	4,329	2,364
Net interest income after provision for credit losses	59,212	55,911	170,340	170,167

Other operating income:
Service charges on deposit accounts	6,172	6,426	17,763	18,842
Mortgage origination income	1,611	1,137	4,009	3,090
Debit card interchange	2,614	2,403	7,747	7,578
Other income	7,360	8,226	24,115	19,515
Total other operating income	17,757	18,192	53,634	49,025

Other operating expenses:
Salaries and employee benefits expenses	32,005	32,528	95,621	96,128
Net occupancy expenses	4,664	4,567	14,085	13,777
Furniture, equipment and data processing expenses	7,459	8,152	22,229	22,738
Other expenses	11,598	12,918	30,728	32,409
Total other operating expenses	55,726	58,165	162,663	165,052

Income before income taxes	21,243	15,938	61,311	54,140
Income tax expense	4,330	3,608	12,277	11,539
Net income	16,913	12,330	49,034	42,601
Preferred stock dividends	1,250	—	1,375	—
Net income available to common shareholders	$15,663	$12,330	$47,659	$42,601

Earnings per common share - basic	$1.36	$1.08	$4.16	$3.73
Earnings per common share - diluted	$1.36	$1.08	$4.15	$3.72
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$16,913	$12,330	$49,034	$42,601
Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities available for sale	21,084	(6,012)	19,214	(6,764)
Credit loss expense	—	2,015	—	2,015
Tax effect	(5,251)	995	(4,785)	1,182
Total other comprehensive income (loss), net of tax	15,833	(3,002)	14,429	(3,567)
Comprehensive income	$32,746	$9,328	$63,463	$39,034
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

					Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Preferred Stock		Common Stock			Retained Earnings
	Shares	Amount	Shares	Amount

July 1, 2023	250,000	$250,000	11,626,670	$11,626	$121,268	$351,552	$(43,639)	$(89,356)	$601,451

Net income	—	—	—	—	—	12,330	—	—	12,330
Other comprehensive loss, net	—	—	—	—	—	—	(3,002)	—	(3,002)
Issuance of restricted stock, net of forfeitures	—	—	(4,146)	(4)	4	—	—	—	—
Stock based compensation	—	—	—	—	1,225	—	—	—	1,225
Net change fair value of ESOP shares	—	—	—	—	—	—	—	14,529	14,529
Common stock dividends ($0.45 per share)	—	—	—	—	—	(5,232)	—	—	(5,232)
September 30, 2023	250,000	$250,000	11,622,524	$11,622	$122,497	$358,650	$(46,641)	$(74,827)	$621,301

January 1, 2023	250,000	$250,000	11,599,595	$11,599	$122,890	$356,685	$(43,074)	$(96,984)	$601,116
Cumulative change in accounting principle	—	$—	—	$—	$—	$(24,953)	$—	$—	$(24,953)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	250,000	250,000	11,599,595	11,599	122,890	331,732	(43,074)	(96,984)	576,163

Net income	—	—	—	—	—	42,601	—	—	42,601
Other comprehensive loss, net	—	—	—	—	—	—	(3,567)	—	(3,567)
Issuance of restricted stock, net of forfeitures	—	—	85,877	86	(86)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(15,287)	(15)	(1,005)	—	—	—	(1,020)
Purchase of Company stock	—	—	(47,661)	(48)	(2,812)	—	—	—	(2,860)
Stock based compensation	—	—	—	—	3,510	—	—	—	3,510
Net change fair value of ESOP shares	—	—	—	—	—	—	—	22,157	22,157
Common stock dividends ($1.35 per share)	—	—	—	—	—	(15,683)	—	—	(15,683)
September 30, 2023	250,000	$250,000	11,622,524	$11,622	$122,497	$358,650	$(46,641)	$(74,827)	$621,301

BancPlus Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Continued)
(Unaudited)
(In Thousands, Except Share and Per Share Data)

					Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Preferred Stock		Common Stock			Retained Earnings
	Shares	Amount	Shares	Amount

July 1, 2024	250,000	$250,000	11,688,257	$11,688	$124,694	$392,000	$(32,532)	$(83,181)	$662,669

Net income	—	—	—	—	—	16,913	—	—	16,913
Other comprehensive income, net	—	—	—	—	—	—	15,833	—	15,833
Issuance of restricted stock, net of forfeitures	—	—	8,097	8	(8)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(20)	—	(1)	—	—	—	(1)
Stock based compensation	—	—	—	—	1,291	—	—	—	1,291
Net change fair value of ESOP shares	—	—	—	—	—	—	—	(1,251)	(1,251)
Preferred stock dividends	—	—	—	—	—	(1,250)	—	—	(1,250)
Common stock dividends ($0.47 per share)	—	—	—	—	—	(5,498)	—	—	(5,498)
September 30, 2024	250,000	$250,000	11,696,334	$11,696	$125,976	$402,165	$(16,699)	$(84,432)	$688,706

January 1, 2024	250,000	$250,000	11,613,221	$11,613	$123,611	$370,955	$(31,128)	$(84,998)	$640,053

Net income	—	—	—	—	—	49,034	—	—	49,034
Other comprehensive income, net	—	—	—	—	—	—	14,429	—	14,429
Issuance of restricted stock, net of forfeitures	—	—	106,099	106	(106)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(22,986)	(23)	(1,322)	—	—	—	(1,345)
Stock based compensation	—	—	—	—	3,793	—	—	—	3,793
Net change fair value of ESOP shares	—	—	—	—	—	—	—	566	566
Preferred stock dividends	—	—	—	—	—	(1,375)	—	—	(1,375)
Common stock dividends ($1.41 per share)	—	—	—	—	—	(16,449)	—	—	(16,449)
September 30, 2024	250,000	$250,000	11,696,334	$11,696	$125,976	$402,165	$(16,699)	$(84,432)	$688,706

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income per consolidated statements of income	$49,034	$42,601
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	4,329	2,364
Depreciation and amortization	7,609	7,679
Net (gain) loss on disposal of premises and equipment	(1,833)	980
Net gain on sales of other real estate owned	(41)	(2)
Gain on loans held for sale	(4,009)	—
Write-downs of other real estate-owned	220	277
Deferred income tax expense	3,058	1,574
Federal Home Loan Bank stock dividends	(1,050)	(826)
Stock based compensation expense	3,793	3,510
Origination of loans held for sale	(215,586)	(208,842)
Proceeds from loans held for sale	213,997	202,370
Earnings on bank-owned life insurance	(3,464)	(2,083)
Net change in:
Accrued interest receivable and other assets	(12,321)	(11,338)
Accrued interest payable and other liabilities	(725)	16,525
Net cash from operating activities	43,011	54,789

Cash flows from investing activities:
Purchases of securities available for sale	(828,454)	(476,923)
Maturities and calls of securities available for sale	777,584	274,801
Maturities, prepayments and calls of securities held to maturity	11,348	4,265
Net increase in loans	(61,006)	(307,998)
Purchases of premises and equipment	(28,875)	(16,262)
Proceeds from sales of premises and equipment	11,999	8
Proceeds from sales of other real estate owned	1,547	2,425
Investment in unconsolidated entities	(5,352)	(77)
Distributions from unconsolidated entities	—	483
Proceeds from bank-owned life insurance	2,729	—
Purchases of Federal Home Loan Bank stock	—	(15,926)
Redemptions of Federal Home Loan Bank stock	7,887	8,943
Net cash used in investing activities	(110,593)	(526,261)

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$(47,946)	$(190,678)
Money market, negotiable order of withdrawal, and savings deposits	18,714	31,935
Certificates of deposit	423,371	439,576
Proceeds from Federal Home Loan Bank advances	215,000	7,165,000
Payments on Federal Home Loan Bank advances	(360,010)	(6,938,022)
Proceeds from other borrowings	345,004	155,500
Payments on other borrowings	(345,004)	(130,500)
Cash dividends paid on common stock	(16,449)	(15,683)
Cash dividends paid on preferred stock	(1,153)	—
Purchase of Company stock	—	(2,860)
Shares withheld to pay taxes on restricted stock vesting	(1,345)	(1,020)
Net cash from financing activities	230,182	513,248

Net change in cash and cash equivalents	162,600	41,776

Cash and cash equivalents at beginning of period	266,591	137,895

Cash and cash equivalents at end of period	$429,191	$179,671

Supplemental cash flow information:
Interest paid	$141,551	$86,454
Federal and state income tax payments	9,925	11,725
Acquisition of real estate in non-cash foreclosures	4,639	2,383

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
Unless otherwise indicated, references to “BancPlus” refer to BancPlus Corporation and its subsidiaries, on a consolidated basis, and references to “BankPlus” refer to BankPlus, our wholly-owned subsidiary, as applicable.
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

Effect of Recently Issued, But Not Yet Effective Accounting Standards

Accounting Standards Update 2023-07 (“ASU 2023-07”), “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” In November 2023, the FASB issued ASU 2023-07 which expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for the Company for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. The adoption of ASU 2023-07 is not expected to materially impact the Company’s consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2024	2023	2024	2023
Net income available to common shareholders	$15,663	$12,330	$47,659	$42,601

Weighted average common shares outstanding	11,477	11,421	11,458	11,420
Diluted effect of stock-based awards	24	14	26	25
Diluted common shares	11,501	11,435	11,484	11,445

Basic earnings per common share	$1.36	$1.08	$4.16	$3.73
Diluted earnings per common share	$1.36	$1.08	$4.15	$3.72
Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Allowance for Credit Losses	Fair
(In thousands)	Cost	Gains	Losses		Value
September 30, 2024:
U.S. Treasuries	$229,922	$1,674	$247	$—	$231,349
U.S. Government agency obligations	531,820	5,296	14,172	—	522,944
Residential mortgage-backed securities	81,735	41	7,919	—	73,857
Commercial mortgage-backed securities	13,547	—	975	—	12,572
Corporate investments	53,391	23	4,942	—	48,472
State and political subdivisions	43,967	128	1,142	—	42,953
Total available for sale	$954,382	$7,162	$29,397	$—	$932,147

December 31, 2023:
U.S. Treasuries	$210,213	$356	$451	$—	$210,118
U.S. Government agency obligations	475,747	2,433	23,257	—	454,923
Residential mortgage-backed securities	91,994	25	9,991	—	82,028
Commercial mortgage-backed securities	13,675	—	1,402	—	12,273
Asset backed securities	6,913	84	48	—	6,949
Corporate investments	53,380	—	7,841	—	45,539
State and political subdivisions	47,583	133	1,490	(2,035)	44,191
Total available for sale	$899,505	$3,031	$44,480	$(2,035)	$856,021
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies. At September 30, 2024, the Company had an allowance for credit losses on available for sale securities of zero. The following table provides a roll-forward of the allowance for credit losses on available for sale securities for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$—	$—	$2,035	$—
Impact of adopting CECL	—	—	—	—
(Recovery of) provision for credit losses on available for sale securities	—	2,015	—	2,015
Available for sale security charged off	—	—	(2,035)	—
Ending Balance	$—	$2,015	$—	$2,015
The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2024:
States and political subdivisions	$43,786	$1	$83	$43,704
Total held to maturity	$43,786	$1	$83	$43,704

December 31, 2023:
States and political subdivisions	$55,170	$1	$126	$55,045
Total held to maturity	$55,170	$1	$126	$55,045

Provided below is a summary of investment securities without an allowance for credit losses that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
September 30, 2024:
Available for sale:
U.S. Treasuries	$4,743	$18	$4,747	$229	$9,490	$247
U.S. Government agencies	19,281	63	273,403	14,109	292,684	14,172
Residential mortgage-backed securities	—	—	71,260	7,919	71,260	7,919
Commercial mortgage-backed securities	—	—	12,572	975	12,572	975
Corporate investments	—	—	47,482	4,942	47,482	4,942
States and political subdivisions	893	1	34,365	1,141	35,258	1,142
	$24,917	$82	$443,829	$29,315	$468,746	$29,397

Held to maturity:
States and political subdivisions	$312	$1	$4,814	$82	$5,126	$83
	$312	$1	$4,814	$82	$5,126	$83

December 31, 2023:
Available for sale:
U.S. Treasuries	$—	$—	$9,534	$451	$9,534	$451
U.S. Government agencies	4,983	17	315,605	23,240	320,588	23,257
Residential mortgage-backed securities	118	1	80,621	9,990	80,739	9,991
Commercial mortgage-backed securities	—	—	12,273	1,402	12,273	1,402
Asset backed securities	—	—	1,477	48	1,477	48
Corporate investments	4,045	335	41,493	7,506	45,538	7,841
States and political subdivisions	5,154	50	31,549	1,440	36,703	1,490
	$14,300	$403	$492,552	$44,077	$506,852	$44,480

Held to maturity:
States and political subdivisions	$378	$1	$5,675	$125	$6,053	$126
	$378	$1	$5,675	$125	$6,053	$126
The number of debt securities in an unrealized loss position decreased from 317 at December 31, 2023 to 290 at September 30, 2024. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The unrealized losses on debt securities have not been recognized into income because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
September 30, 2024:
One year or less	$257,316	$255,910	$7,252	$7,249
After one through five years	523,186	518,515	30,804	30,725
After five through ten years	97,020	88,831	4,505	4,505
After ten years	76,860	68,891	1,225	1,225
	$954,382	$932,147	$43,786	$43,704

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
September 30, 2024	$131,706	$128,227	$—	$—

December 31, 2023	$128,675	$122,105	$—	$—

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings. The Company monitors the credit rating on a quarterly basis. The following table summarizes the amortized cost basis of held-to-maturity debt securities at September 30, 2024 by credit rating:

(In thousands)	September 30, 2024
State and political subdivisions held-to-maturity:
S&P: AA+, AA, AA- / Moody's: Aa1, Aa2, Aa3	$3,827
S&P: A+, A, A- / Moody's: A1, A2, A3	924
S&P: BBB+, BBB, BBB- / Moody's: Baa, Ba, B	498
Not rated	38,537
$43,786
Note 4: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	September 30, 2024	December 31, 2023
Secured by real estate:
Residential properties	$1,648,433	$1,551,777
Construction and land development	579,096	731,449
Farmland	314,983	309,840
Other commercial	2,788,062	2,666,956
Total real estate	5,330,574	5,260,022
Commercial and industrial loans	583,369	631,528
Agricultural production and other loans to farmers	114,216	91,976
Consumer and other loans	108,255	98,485
Total loans before allowance for credit losses	$6,136,414	$6,082,011
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
Commercial and Industrial Loans – The commercial and industrial loan portfolio consists of loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Commercial loan underwriting standards are designed to promote relationship banking rather than transactional banking and are underwritten based on the borrower’s expected ability to profitably operate its business. The cash flows of borrowers, however, may not be as expected and collateral securing these loans may fluctuate in value. Most commercial loans are secured by assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. In the case of loans secured by accounts receivable, the availability of funds for repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
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
The following table presents the amortized cost basis of nonaccrual loans, segregated by class as of September 30, 2024 and December 31, 2023.

(In thousands)	Total Nonaccrual	Nonaccrual with no Allowance for Credit Loss	Past Due 90 days or more and Accruing
September 30, 2024
Secured by real estate:
Residential properties	$5,655	$—	$2,534
Construction and land development	2,575	—	780
Farmland	333	—	731
Other commercial	4,251	—	1,699
Total real estate	12,814	—	5,744
Commercial and industrial loans	1,721	—	278
Agricultural production and other loans to farmers	5	—	609
Consumer and other loans	127	—	1
Total	$14,667	$—	$6,632

December 31, 2023
Secured by real estate:
Residential properties	$3,180	$—	$270
Construction and land development	239	—	—
Farmland	642	—	—
Other commercial	1,613	—	124
Total real estate	5,674	—	394
Commercial and industrial loans	1,523	—	339
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	17	—	28
Total	$7,214	$—	$761

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the nine months ended September 30, 2024, there were no significant changes to the collateral which secures the collateral-dependent loans, whether due to general deterioration or other reason. The following table presents the amortized cost basis of collateral-dependent loans by class and collateral type as of September 30, 2024 and December 31, 2023.

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory
September 30, 2024
Secured by real estate:
Residential properties	$—	$—	$—
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	2,946	—	—
Total real estate	2,946	—	—
Commercial and industrial loans	—	13,645	8,266
Agricultural production and other loans to farmers	—	—	—
Consumer loans	—	—	—
Total	$2,946	$13,645	$8,266

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Stock
December 31, 2023
Secured by real estate:
Residential properties	$1,276	$—	$—	$—
Construction and land development	—	—	—	—
Farmland	—	—	—	—
Other commercial	3,226	—	—	—
Total real estate	4,502	—	—	—
Commercial and industrial loans	—	1,349	8,706	1,375
Agricultural production and other loans to farmers	—	—	—	—
Consumer loans	—	—	—	—
Total	$4,502	$1,349	$8,706	$1,375
An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
September 30, 2024
Secured by real estate:
Residential properties	$13,984	$6,102	$20,086	$1,628,347	$1,648,433
Construction and land development	2,803	3,129	5,932	573,164	579,096
Farmland	1,458	788	2,246	312,737	314,983
Other commercial	3,103	5,504	8,607	2,779,455	2,788,062
Total real estate	21,348	15,523	36,871	5,293,703	5,330,574
Commercial and industrial loans	1,535	663	2,198	581,171	583,369
Agricultural production and other loans to farmers	754	610	1,364	112,852	114,216
Consumer loans	568	44	612	107,643	108,255
Total	$24,205	$16,840	$41,045	$6,095,369	$6,136,414

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2023
Secured by real estate:
Residential properties	$9,867	$2,144	$12,011	$1,539,766	$1,551,777
Construction and land development	1,609	—	1,609	729,840	731,449
Farmland	88	380	468	309,372	309,840
Other commercial	4,159	1,320	5,479	2,661,477	2,666,956
Total real estate	15,723	3,844	19,567	5,240,455	5,260,022
Commercial and industrial loans	2,868	441	3,309	628,219	631,528
Agricultural production and other loans to farmers	192	—	192	91,784	91,976
Consumer loans	708	39	747	97,738	98,485
Total	$19,491	$4,324	$23,815	$6,058,196	$6,082,011
Modifications to Borrowers Experiencing Financial Difficulty – From time to time, the Company may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, interest rate reduction, term extension, other-than-insignificant payment delay or a combination thereof, among other things. There were zero and one loan modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024, respectively. There was one loan modification to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.
The following table presents the amortized cost basis of loans at September 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024 and 2023, by class and type of modification, respectively.

	Three Months Ended September 30,
	2024		2023
	Term Extension
	Amortized Cost	% of Total Loans	Amortized Cost	% of Total Loans
(In thousands)
Commercial and industrial	$—	—%	$8,849	0.14%
Total	$—	—%	$8,849	0.14%

	Nine Months Ended September 30,
	2024		2023
	Term Extension
	Amortized Cost	% of Total Loans	Amortized Cost	% of Total Loans
(In thousands)
Other commercial	$1,699	0.03%	$—	—%
Commercial and industrial	—	—%	8,849	0.14%
Total	$1,699	0.03%	$8,849	0.14%
The following table describes the financial effects of the modification made to the borrower experiencing financial difficulty during the nine months ended September 30, 2024.

Nine Months Ended September 30, 2024
Other commercial	Added a weighted average 8 months to the life of the modified loan
The following table presents the performance of loans that have been modified during the nine months ended September 30, 2024.

Nine Months Ended September 30, 2024
(In thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Secured by real estate:
Residential properties	$—	$—	$—
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	—	—	1,699
Total real estate	—	—	1,699
Commercial and industrial loans	—	—	—
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total loans before allowance for loan losses	$—	$—	$1,699
The following table describes the financial effects of the modification made to the borrower experiencing financial difficulty during the three and nine months ended September 30, 2023.

Three Months Ended September 30, 2023
Commercial and industrial	Added a weighted average 28 months to the life of the modified loan

Nine Months Ended September 30, 2023
Commercial and industrial	Added a weighted average 28 months to the life of the modified loan
The following table presents the performance of loans that have been modified during the three and nine months ended September 30, 2023.

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
The following table reflects loans by credit quality indicator and origination year at September 30, 2024. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at September 30, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$193,064	$241,268	$372,750	$272,869	$111,931	$89,667	$340,259	$1,621,808
Special mention	—	575	—	—	—	—	2,281	2,856
Classified	647	1,548	6,429	2,907	2,021	7,191	3,026	23,769
Total residential real estate	$193,711	$243,391	$379,179	$275,776	$113,952	$96,858	$345,566	$1,648,433
Current period gross write offs	$—	$16	$44	$127	$12	$121	$17	$337

Construction & land development:
Pass	$36,963	$31,513	$35,688	$7,453	$2,991	$6,108	$450,121	$570,837
Special mention	—	—	199	—	—	—	2,715	2,914
Classified	24	248	116	370	896	2,175	1,516	5,345
Total construction & land development	$36,987	$31,761	$36,003	$7,823	$3,887	$8,283	$454,352	$579,096
Current period gross write offs	$—	$—	$—	$9	$—	$—	$—	$9

Farmland:
Pass	$35,872	$35,811	$70,966	$28,845	$23,603	$19,469	$96,213	$310,779
Special mention	365	100	—	—	—	—	19	484
Classified	17	1,493	143	539	64	1,049	415	3,720
Total farmland	$36,254	$37,404	$71,109	$29,384	$23,667	$20,518	$96,647	$314,983
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Other commercial real estate:
Pass	$92,364	$178,829	$478,912	$389,476	$244,259	$257,755	$1,129,521	$2,771,116
Special mention	501	—	—	—	—	—	1,085	1,586
Classified	539	1,306	1,121	2,807	2,535	4,768	2,284	15,360
Total other commercial real estate	$93,404	$180,135	$480,033	$392,283	$246,794	$262,523	$1,132,890	$2,788,062
Current period gross write offs	$—	$7	$—	$194	$—	$1	$—	$202

Commercial & industrial loans:
Pass	$63,599	$70,634	$105,281	$32,842	$19,816	$11,511	$246,410	$550,093
Special mention	—	299	5,852	—	—	—	663	6,814
Classified	117	9,005	13,493	1,146	414	1,806	481	26,462
Total commercial & industrial loans	$63,716	$79,938	$124,626	$33,988	$20,230	$13,317	$247,554	$583,369
Current period gross write offs	$—	$155	$532	$12	$3	$—	$397	$1,099

Agricultural production & other loans to farmers:
Pass	$12,589	$9,882	$4,810	$2,613	$2,632	$685	$80,054	$113,265
Special mention	—	—	—	—	—	—	—	—
Classified	12	282	9	—	—	5	643	951
Total agricultural production & other loans to farmers	$12,601	$10,164	$4,819	$2,613	$2,632	$690	$80,697	$114,216
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer & other loans:
Pass	$31,870	$20,469	$8,162	$2,299	$2,865	$2,657	$39,457	$107,779
Special mention	—	258	—	—	—	—	—	258
Classified	19	65	72	12	—	—	50	218
Total consumer & other loans	$31,889	$20,792	$8,234	$2,311	$2,865	$2,657	$39,507	$108,255
Current period gross write offs	$2,563	$168	$69	$51	$52	$48	$115	$3,066
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
Transactions in the allowance for credit losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended September 30, 2024
Allowance for credit losses:
Beginning balance	$8,443	$38,149	$22,430	$1,214	$70,236
Provision for credit losses	(185)	(2,425)	2,842	992	1,224
Recoveries on loans	32	213	46	1,323	1,614
Loans charged off	(117)	(10)	(53)	(1,812)	(1,992)
Ending balance	$8,173	$35,927	$25,265	$1,717	$71,082

Nine Months Ended September 30, 2024
Allowance for loan losses:
Beginning balance	$6,556	$37,767	$20,487	$1,062	$65,872
Provision for credit losses	2,615	(2,043)	4,928	1,674	7,174
Recoveries on loans	101	414	187	2,047	2,749
Loans charged off	(1,099)	(211)	(337)	(3,066)	(4,713)
Ending balance	$8,173	$35,927	$25,265	$1,717	$71,082

Period End Allowance Balance Allocated To:
Individually evaluated	$553	$94	$—	$—	$647
Collectively evaluated	7,620	35,833	25,265	1,717	70,435
Ending balance	$8,173	$35,927	$25,265	$1,717	$71,082

The allowance for credit losses on LHFI increased for the nine months ended September 30, 2024 primarily as a result of provision for credit losses on residential loans. Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled approximately $28.6 million at September 30, 2024 and is excluded from the estimate of credit losses.

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended September 30, 2023
Allowance for loan losses:
Beginning balance	$6,410	$40,310	$17,419	$1,090	$65,229
Provision for loan losses	343	(1,040)	233	116	(348)
Recoveries on loans	43	103	35	429	610
Loans charged off	(222)	(54)	(68)	(677)	(1,021)
Ending balance	$6,574	$39,319	$17,619	$958	$64,470

Nine Months Ended September 30, 2023
Allowance for loan losses:
Beginning balance	$4,750	$26,701	$9,958	$1,466	$42,875
Impact of adopting ASU 2016-13	2,166	12,770	6,464	(656)	20,744
Provision for loan losses	(49)	(236)	1,283	860	1,858
Recoveries on loans	246	315	160	1,578	2,299
Loans charged off	(539)	(231)	(246)	(2,290)	(3,306)
Ending balance	$6,574	$39,319	$17,619	$958	$64,470

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$622	$—	$—	$—	$622
Collectively evaluated for impairment	5,952	39,319	17,619	958	63,848
Ending balance	$6,574	$39,319	$17,619	$958	$64,470

Allowance for Credit Losses on Unfunded Loan Commitments

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

	Three Months Ended September 30,
(In thousands)	2024	2023
Beginning balance	$6,535	$11,738
(Recovery of) provision for credit losses on unfunded loan commitments	(428)	(742)
Ending Balance	$6,107	$10,996

	Nine Months Ended September 30,
(In thousands)	2024	2023
Beginning balance	$8,951	$—
Impact of adopting CECL	—	12,505
(Recovery of) provision for credit losses on unfunded loan commitments	(2,844)	(1,509)
Ending balance	$6,107	$10,996

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
The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of September 30, 2024, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action.
The following table presents actual and required capital ratios for the Company and the Bank under the CBLR and prompt corrective action regulations for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2024:
Company:
Community Bank Leverage Ratio	$784,630	10.05%	$702,487	9.00%

Bank:
Community Bank Leverage Ratio	$787,397	10.09%	$702,097	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2023:
Company:
Community Bank Leverage Ratio	$756,155	10.02%	$679,472	9.00%

Bank:
Community Bank Leverage Ratio	$755,482	10.01%	$679,129	9.00%
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

Securities – The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of September 30, 2024 or December 31, 2023. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
September 30, 2024
U.S. Treasuries	$231,349	$—	$231,349	$—
U.S. Government agency obligations	522,944	—	522,944	—
Residential mortgage-backed securities	73,857	—	73,857	—
Commercial mortgage-backed securities	12,572	—	12,572	—
Corporate investments	48,472	—	48,472	—
State and political subdivisions	42,953	—	42,953	—
Total securities available for sale	$932,147	$—	$932,147	$—

December 31, 2023
U.S. Treasuries	$210,118	$—	$210,118	$—
U.S. Government agency obligations	454,923	—	454,923	—
Residential mortgage-backed securities	82,028	—	82,028	—
Commercial mortgage-backed securities	12,273	—	12,273	—
Asset backed securities	6,949	—	6,949	—
Corporate investments	45,539	—	45,539	—
State and political subdivisions	44,191	—	44,191	—
Total securities available for sale	$856,021	$—	$856,021	$—
There were no transfers between Level 1, 2 or 3 during the periods shown above.
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Collateral-dependent loans, net of allowance for credit losses:
September 30, 2024	$24,210	$—	$—	$24,210
December 31, 2023	$15,224	$—	$—	$15,224

Other real estate owned:
September 30, 2024	$5,280	$—	$—	$5,280
December 31, 2023	$2,368	$—	$—	$2,368
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
September 30, 2024
Collateral-dependent loans, net of specific allowance	$24,210	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$5,280	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2023
Collateral-dependent loans, net of specific allowance	$15,224	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$2,368	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%
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

The following table presents estimated fair values of the Company’s financial instruments that are not recorded at fair value:

	September 30, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$429,191	$429,191	$266,591	$266,591
Level 2 inputs:
Securities held to maturity	43,786	43,704	55,170	55,045
FHLB stock	16,798	16,798	23,634	23,634
Accrued interest receivable	34,316	34,316	30,086	30,086
Level 3 inputs:
Loans held for sale	12,256	12,256	6,525	6,525
Loans, net	6,065,332	5,942,529	6,016,139	5,804,169

Financial liabilities:
Level 2 inputs:
Deposits	6,719,875	6,301,392	6,325,736	6,318,082
FHLB and other borrowings	230,049	230,601	375,059	374,325
Subordinated debentures	133,825	113,030	133,677	137,428
Accrued interest payable	14,615	14,615	10,539	10,539

Note 8: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s Consolidated Balance Sheets and will be amortized over the life of the Notes. At September 30, 2024 and December 31, 2023, the remaining unamortized balance of these issuance costs was $821,000 and $928,000, respectively. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the merger (the “FTC Merger”) with First Trust Corporation (“FTC”), the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at September 30, 2024 due to the remaining purchase premium of $251,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	September 30, 2024	December 31, 2023
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month CME Term SOFR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month CME Term SOFR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month CME Term SOFR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month CME Term SOFR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month CME Term SOFR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at September 30, 2024 due to the remaining purchase discount of $3.3 million, which was established upon the merger (the “SCC Merger”) with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, and is being amortized over the remaining life of the debentures.

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
The ESOP owned 1,443,279 and 1,452,950 shares of the Company's common stock at September 30, 2024 and December 31, 2023, respectively. The ESOP can enter into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock sold by participants in accordance with diversification provisions of the ESOP. These unallocated shares would be released to participants proportionately as the loans are repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, if any, that are used to repay the loan would be treated as compensation expense. As of September 30, 2024, the ESOP had zero outstanding loans with the Company.
Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of allocated shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the Consolidated Statements of Shareholders’ Equity. The fair value of allocated shares held by the ESOP at September 30, 2024 was $84.4 million, based on the Company’s previously disclosed appraised value of $58.50 per share of common stock. The fair value at December 31, 2023 was $85.0 million, based on the Company’s previously disclosed appraised value of $58.50 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.
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

The Preferred Stock bore no dividend for the first two years following the issuance of the Preferred Stock. Thereafter, the annual dividend rate will be adjusted, not lower than 0.5% and not higher than 2.0%, based on our extensions of credit for qualified lending as defined in the terms of the ECIP Interim Final Rule, the Purchase Agreement and the Certificate of Designations (the “Certificate of Designations”) and the investment amount. After the tenth anniversary of the issuance of the Preferred Stock, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10 compared to the baseline qualified lending and the average investment amount. The dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Company had accrued preferred dividends payable of $222,000 at September 30, 2024.

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
Stock based compensation that has been charged against income was $3.8 million for the nine months ended September 30, 2024 and $3.5 million for the same period of 2023. There were 5,593 and 7,721 shares forfeited during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $11.0 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 3.1 years.
A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Nine Months Ended
	September 30, 2024		September 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	191,700	$63.16	184,284	$59.36
Granted	111,692	58.39	93,598	66.60
Vested	(78,205)	61.13	(69,064)	58.27
Forfeited	(5,593)	63.26	(7,721)	59.08
End of period	219,594	$61.45	201,097	$63.12

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
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Our wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of September 30, 2024, we operated 83 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of September 30, 2024, we had $6.720 billion of total deposits, and our deposit base consisted of 87.9% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 2.53% for the year to date period. Our loan portfolio was comprised of 71.4% commercial loans and 28.6% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2024, and we believe we are well-positioned for future growth.
September 30, 2024 Highlights

•Net income for the nine months ended September 30, 2024 was $49.0 million, compared with $42.6 million for the same period of 2023
•Diluted earnings per share for the nine months ended September 30, 2024 were $4.15, compared with $3.72 for the same period of 2023
•Net interest income was $174.7 million for the nine months ended September 30, 2024, compared with $172.5 million for the same period of 2023
•Total loans held for investment were $6.136 billion at September 30, 2024, compared with $6.082 billion at December 31, 2023

Recent Regulatory Developments

On September 17, 2024, the FDIC finalized changes to its Statement of Policy on Bank Merger Transactions (the “Policy Statement”), which outlines factors that the FDIC will consider when evaluating a proposed bank merger transaction. Also on September 17, 2024, the United States Department of Justice (the “DOJ”) withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that the DOJ applies to mergers in all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. While the effect of these changes for particular transactions remains unclear, both the Policy Statement and the change in the DOJ’s bank merger antitrust policy may make it more difficult and/or costly for us to obtain regulatory approval for an acquisition or otherwise result in more onerous conditions to obtain approval for an acquisition.

On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. The proposal would, among other changes, broaden the definition of deposit broker to include agents that place or facilitate the placement of third-party deposits at only one insured depository institution and agents that receive a fee or other remuneration in exchange for the placement of deposits. In addition, the proposal would narrow the exception to the definition of deposit broker for agents whose primary purpose is not the placement of funds with depository institutions. While we are evaluating the potential impact of the proposed rule, if the rule is finalized as proposed, BankPlus may be required to classify a greater amount of its deposits obtained with the involvement of third parties as brokered deposits. An increase in the amount of brokered deposits on the Bank’s balance sheet could, among other consequences, increase the Bank’s deposit insurance assessment costs.

Results of Operations
The following discussion of BancPlus’ results of operations compares the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or for any other period.
Net Income

Net income for the three months ended September 30, 2024 and 2023 was $16.9 million and $12.3 million, respectively. BancPlus’ annualized return on average assets for the three months ended September 30, 2024 and 2023 was 0.86% and 0.65%, respectively. BancPlus’ annualized return on average equity for the three months ended September 30, 2024 and 2023 was 8.86% and 7.02%, respectively.

Net income for the nine months ended September 30, 2024 and 2023 was $49.0 million and $42.6 million, respectively. BancPlus’ annualized return on average assets for the nine months ended September 30, 2024 and 2023 was 0.85% and 0.78%, respectively. BancPlus’ annualized return on average equity for the nine months ended September 30, 2024 and 2023 was 8.81% and 8.24%, respectively.

The increase in net income and return on average assets and equity for the three months ended September 30, 2024 compared to the same period of 2023 was primarily the result of increased net interest income and decreased noninterest expense in the current year period.

The increase in net income and return on average assets and equity for the nine months ended September 30, 2024 compared to the same period of 2023 was primarily the result of increased other operating income and decreased noninterest expense in the current year period.

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

For the three months ended September 30, 2024, interest income was $108.6 million, an increase of $12.8 million, or 13.3%, compared to interest income of $95.9 million for the three months ended September 30, 2023. The increase in interest income for the three months ended September 30, 2024 compared to the same period of 2023 was primarily the result of higher interest rates in the current year period as well as increased interest-earning assets as a result of increased balances of interest bearing deposits with banks and investment securities.

For the nine months ended September 30, 2024, interest income was $314.2 million, an increase of $47.9 million, or 18.0%, compared to interest income of $266.3 million for the nine months ended September 30, 2023. The increase in interest income for the nine months ended September 30, 2024 compared to the same period of 2023 was primarily the result of higher interest rates in the current year period as well as increased interest-earning assets as a result of organic loan growth and increased balances of interest bearing deposits with banks and investment securities.

For the three months ended September 30, 2024, interest expense was $48.6 million, an increase of $9.6 million, or 24.6%, compared to interest expense of $39.0 million for the three months ended September 30, 2023. The increase in interest expense for the three months ended September 30, 2024 compared to the same period of 2023 was primarily the result of higher interest rates and increased interest-bearing deposits in the current year period.

For the nine months ended September 30, 2024, interest expense was $139.6 million, an increase of $45.8 million, or 48.8%, compared to interest expense of $93.8 million for the nine months ended September 30, 2023. The increase in interest expense for the nine months ended September 30, 2024 compared to the same period of 2023 was primarily the result of higher interest rates and increased interest-bearing deposits in the current year period.

For the three months ended September 30, 2024, net interest income was $60.0 million, an increase of $3.2 million, or 5.6%, compared to net interest income of $56.8 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, net interest income was $174.7 million, an increase of $2.1 million, or 1.2%, compared to net interest income of $172.5 million for the three months ended September 30, 2023.

Net interest margin for the three months ended September 30, 2024 increased 4 basis points to 3.26% from 3.22% for the same period of 2023, relatively unchanged compared to the prior year period. Net interest margin for the nine months ended September 30, 2024 decreased 15 basis points to 3.20% from 3.35% for the same period of 2023, primarily as a result of the higher interest rate environment seen in the current year with rates on interest-bearing liabilities outpacing yields on interest-earning assets in the current period.

Our year to date average interest-earning assets at September 30, 2024 increased $0.41 billion, or 5.99%, to $7.28 billion from $6.87 billion at September 30, 2023. BancPlus’ average interest-bearing liabilities at September 30, 2024 increased $0.59 billion, or 11.70%, to $5.61 billion from $5.02 billion at September 30, 2023. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to organic loan and deposit growth. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 129.7% and 136.7% at September 30, 2024 and 2023, respectively.
BancPlus’ average interest-earning assets produced a tax-equivalent yield of 5.90% and 5.76% for the three and nine months ended September 30, 2024, compared to 5.43% and 5.17% for the three and nine months ended September 30, 2023, respectively. The average rate paid on interest-bearing liabilities was 3.42% and 3.32% for the three and nine months ended September 30, 2024, compared to 2.96% and 2.49% for the three and nine months ended September 30, 2023, respectively. The year-over-year changes in yields reflects the rising interest rate environment seen in the current year period.
Average Balances and Yields
The following tables show, for the three and nine months ended September 30, 2024 and 2023, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$215,308	$2,515	4.67%	$45,455	$613	5.39%
	215,308	2,515	4.67%	45,455	613	5.39%
Investment securities:
Taxable investment securities	909,715	7,428	3.27%	815,470	5,580	2.74%
Tax-exempt investment securities	51,887	328	2.53%	59,745	362	2.42%
Total securities	961,602	7,756	3.23%	875,215	5,942	2.72%
Loans (1)	6,174,720	98,077	6.35%	6,113,881	88,975	5.82%
Federal Home Loan Bank (“FHLB”) stock	18,182	295	6.49%	28,205	354	5.02%
Total interest-earning assets	7,369,812	108,643	5.90%	7,062,756	95,884	5.43%
Noninterest-earning assets	457,554			452,590
Total assets	$7,827,366			$7,515,346

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,362,058	$6,676	1.96%	$1,364,726	$4,067	1.19%
Savings and money market deposits	2,168,409	17,525	3.23%	2,110,830	16,622	3.15%
Time deposits	1,801,462	19,636	4.36%	1,119,348	9,240	3.30%
Federal funds purchased	—	—	—%	—	—	—%
FHLB advances	230,050	2,532	4.40%	538,106	6,790	5.05%
Other borrowings	—	—	—%	3,315	59	7.12%
Subordinated debentures	133,778	2,266	6.78%	133,584	2,270	6.80%
Total interest-bearing liabilities	5,695,757	48,635	3.42%	5,269,909	39,048	2.96%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,289,391			1,467,519
Other noninterest-bearing liabilities	82,474			81,541
Total noninterest-bearing liabilities	1,371,865			1,549,060
Shareholders’ equity (6)	759,744			696,377
Total liabilities and shareholders’ equity	$7,827,366			$7,515,346
Net interest income/net interest margin (2)		60,008	3.26%		56,836	3.22%
Net interest spread (5)			2.48%			2.47%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		106			117
Net interest income/net interest margin (2)		$60,114	3.26%		$56,953	3.23%
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
(4)Yields and rates are annualized.
(5)Net interest spread is the yield on BancPlus’ total interest-earning assets less the yield on its interest-bearing liabilities.
(6)Includes BancPlus Corporation Employee Stock Ownership Plan-owned shares.

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$174,552	$6,959	5.32%	$38,984	$1,474	5.04%
	174,552	6,959	5.32%	38,984	1,474	5.04%
Investment securities:
Taxable investment securities	896,497	21,675	3.22%	732,242	13,049	2.38%
Tax-exempt investment securities	53,388	1,004	2.51%	61,676	1,106	2.39%
Total securities	949,885	22,679	3.18%	793,918	14,155	2.38%
Loans (1)	6,130,947	283,525	6.17%	6,006,862	249,839	5.55%
Federal Home Loan Bank (“FHLB”) stock	21,156	1,073	6.76%	25,253	849	4.48%
Total interest-earning assets	7,276,540	314,236	5.76%	6,865,017	266,317	5.17%
Noninterest-earning assets	459,003			449,548
Total assets	$7,735,543			$7,314,565

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,396,833	$19,577	1.87%	$1,510,197	$11,236	0.99%
Savings and money market deposits	2,128,166	50,300	3.15%	1,994,155	41,436	2.77%
Time deposits	1,675,581	53,519	4.26%	959,848	18,781	2.61%
Federal funds purchased	171	8	6.24%	2,192	80	4.87%
FHLB advances	271,842	9,271	4.55%	419,393	15,572	4.95%
Other borrowings	1,843	95	6.87%	1,427	95	8.88%
Subordinated debentures	133,730	6,797	6.78%	133,535	6,586	6.58%
Total interest-bearing liabilities	5,608,166	139,567	3.32%	5,020,747	93,786	2.49%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,302,170			1,524,073
Other noninterest-bearing liabilities	81,922			78,890
Total noninterest-bearing liabilities	1,384,092			1,602,963
Shareholders’ equity (6)	743,285			690,855
Total liabilities and shareholders’ equity	$7,735,543			$7,314,565
Net interest income/net interest margin (2)		174,669	3.20%		172,531	3.35%
Net interest spread (5)			2.44%			2.68%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		324			356
Net interest income/net interest margin (2)		$174,993	3.21%		$172,887	3.36%
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

	Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$1,984	$(82)	$1,902
Investment securities:
Taxable investment securities	770	1,078	1,848
Tax-exempt investment securities	(50)	16	(34)
Total securities	720	1,094	1,814
Loans, net	966	8,136	9,102
Federal Home Loan Bank stock	(163)	104	(59)
Total interest-earning assets	$3,507	$9,252	$12,759

Interest-bearing liabilities:
Interest-bearing transaction deposits	$(13)	$2,622	$2,609
Savings and money market deposits	465	438	903
Time deposits	7,435	2,962	10,397
FHLB advances	(3,389)	(870)	(4,259)
Other borrowings	—	(59)	(59)
Subordinated debentures	3	(7)	(4)
Total interest-bearing liabilities	$4,501	$5,086	$9,587
Net interest income	$(994)	$4,166	$3,172

	Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$5,405	$80	$5,485
Investment securities:
Taxable investment securities	3,971	4,655	8,626
Tax-exempt investment securities	(156)	54	(102)
Total securities	3,815	4,709	8,524
Loans, net	5,738	27,948	33,686
Federal Home Loan Bank stock	(208)	432	224
Total interest-earning assets	$14,750	$33,169	$47,919

Interest-bearing liabilities:
Interest-bearing transaction deposits	$(1,589)	$9,930	$8,341
Savings and money market deposits	3,167	5,697	8,864
Time deposits	22,861	11,877	34,738
Federal funds purchased	(95)	23	(72)
FHLB advances	(5,032)	(1,269)	(6,301)
Other borrowings	21	(21)	—
Subordinated debentures	10	201	211
Total interest-bearing liabilities	$19,343	$26,438	$45,781
Net interest income	$(4,593)	$6,731	$2,138

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

For the three months ended September 30, 2024, the provision for credit losses was $796,000, compared to $925,000 for the same period of 2023, a decrease of $129,000, or 13.9%. For the nine months ended September 30, 2024, the provision for credit losses was $4.3 million, compared to $2.4 million for the same period of 2023, an increase of $2.0 million, or 83.1%. The increase was primarily attributable to an increase in the calculated loss rate on historical balances as well as an increase in the balance of the loan portfolio.

The following table presents the components of the provision for credit losses for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Loans	$1,224	$(348)	$1,572	(451.7)%
Available-for-sale securities	—	2,015	(2,015)	(100.0)%
Off-balance sheet credit exposures	(428)	(742)	314	(42.3)%
Provision for credit losses	$796	$925	$(129)	(13.9)%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Loans	$7,174	$1,858	$5,316	286.1%
Available-for-sale securities	—	2,015	(2,015)	(100.0)%
Off-balance sheet credit exposures	(2,844)	(1,509)	(1,335)	88.5%
Provision for credit losses	$4,330	$2,364	$1,966	83.2%

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

Noninterest income decreased $435,000, or 2.39%, to $17.8 million for the three months ended September 30, 2024 compared to $18.2 million for the same period of 2023, primarily due to a decrease in CDFI grants offset by increases in other income, mortgage origination income, and life insurance income.

The following table presents the major components of noninterest income for three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$6,172	$6,426	$(254)	(4.0)%
Mortgage origination income	1,611	1,137	474	41.7%
Debit card interchange	2,614	2,403	211	8.8%
Income from fiduciary activities	2,566	2,286	280	12.2%
ATM income	1,451	1,414	37	2.6%
Brokerage and insurance fees and commissions	743	808	(65)	(8.0)%
Life insurance income	1,125	757	368	48.6%
CDFI grants	—	2,288	(2,288)	(100.0)%
Other income	1,475	673	802	119.2%
Total	$17,757	$18,192	$(435)	(2.4)%

Mortgage origination income increased $474,000, or 41.7%, to $1.6 million for the three months ended September 30, 2024, compared to $1.1 million for the same period of 2023. The increase was primarily the result of increased volume in the current year period.

Life insurance income increased $368,000, or 48.6%, to $1.1 million for the three months ended September 30, 2024, compared to $757,000 for the same period of 2023. The increase was primarily the result of death benefits paid in the current year on policies held by BancPlus.

CDFI grants decreased $2.3 million, or 100.0%, to zero for the three months ended September 30, 2024, compared to $2.3 million for the same period of 2023. The decrease is the result of a grant awarded in September 2023 from the CDFI Equitable Recovery Program.

Other income increased $802,000, or 119.2%, to $1.5 million for the three months ended September 30, 2024, compared to $673,000 for the same period of 2023. The increase was primarily the result of a gain on the sale of fixed assets in the current year period.

Noninterest income increased $4.6 million, or 9.4%, to $53.6 million for the nine months ended September 30, 2024 compared to $49.0 million for the same period of 2023, primarily due to increases in other income, life insurance income, income from fiduciary activities, and mortgage origination income partially offset by a decrease in CDFI grants and service charges on deposit accounts.

The following table presents the major components of noninterest income for nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$17,763	$18,842	$(1,079)	(5.7)%
Mortgage origination income	4,009	3,090	919	29.7%
Debit card interchange	7,747	7,578	169	2.2%
Income from fiduciary activities	7,280	6,201	1,079	17.4%
ATM income	4,074	4,387	(313)	(7.1)%
Brokerage and insurance fees and commissions	2,155	2,037	118	5.8%
Life insurance income	3,464	2,083	1,381	66.3%
CDFI grants	—	2,288	(2,288)	(100.0)%
Other income	7,142	2,519	4,623	183.5%
Total	$53,634	$49,025	$4,609	9.4%

Service charges on deposit accounts decreased $1.1 million, or 5.7%, to $17.8 million for the nine months ended September 30, 2024, compared to $18.8 million for the same period of 2023. The decrease was primarily the result of lower non-sufficient funds fees in the current year.

Mortgage origination income increased $919,000, or 29.7%, to $4.0 million for the nine months ended September 30, 2024, compared to $3.1 million for the same period of 2023. The increase was primarily the result of increased volume in the current year period.

Income from fiduciary activities increased $1.1 million, or 17.4%, to $7.3 million for the nine months ended September 30, 2024, compared to $6.2 million for the same period of 2023. The increase is primarily attributable to increases in assets under management as a result of higher equity markets in the current year.

Life insurance income increased $1.4 million, or 66.3%, to $3.5 million for the nine months ended September 30, 2024, compared to $2.1 million for the same period of 2023. The increase was primarily the result of death benefits paid in the current year on policies held by BancPlus.

CDFI grants decreased $2.3 million, or 100.0%, to zero for the nine months ended September 30, 2024, compared to $2.3 million for the same period of 2023. The decrease is the result of a grant awarded in September 2023 from the CDFI Equitable Recovery Program.

Other income increased $4.6 million, or 183.5%, to $7.1 million for the nine months ended September 30, 2024, compared to $2.5 million for the same period of 2023. The increase was primarily the result of a gain on the sale of fixed assets in the current year.

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

For the three months ended September 30, 2024, noninterest expense totaled $55.7 million, a decrease of $2.4 million, or 4.2%, from $58.2 million for the three months ended September 30, 2023, primarily due to decreases in professional fees, furniture, equipment and data processing expenses, and salaries and employee benefits expenses.

The following table presents the major components of noninterest expense for the three months ended September 30, 2024 compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$32,005	$32,528	$(523)	(1.6)%
Net occupancy expenses	4,664	4,567	97	2.1%
Furniture, equipment and data processing expenses	7,459	8,152	(693)	(8.5)%
Marketing and promotional expenses	2,222	2,009	213	10.6%
Other real estate expenses and losses	446	103	343	333.0%
Professional fees	1,009	2,645	(1,636)	(61.9)%
Other expenses	7,921	8,161	(240)	(2.9)%
Total	$55,726	$58,165	$(2,439)	(4.2)%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 57.4% and 55.9% of total noninterest expense for the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024, salaries and employee benefits expense decreased $523,000, or 1.6%, to $32.0 million for the three months ended September 30, 2024, compared to $32.5 million for the same period of 2023. The decrease in salaries and employee benefits expense is primarily due to reduced medical and dental insurance expenses in the current year period.

Furniture, equipment and data processing expenses decreased $693,000, or 8.5%, to $7.5 million for the three months ended September 30, 2024, compared to $8.2 million for the same period of 2023. The decrease is primarily the result of data processing expense savings in the current year period.

Professional fees decreased $1.6 million, or 61.9%, to $1.0 million for the three months ended September 30, 2024, compared to $2.6 million for the same period of 2023. The decrease is primarily attributable to higher legal expenses in the prior year period related to the previously disclosed Joint Settlement in the Madison Timber proceeding.

For the nine months ended September 30, 2024, noninterest expense totaled $162.7 million, a decrease of $2.4 million, or 1.4%, from $165.1 million for the nine months ended September 30, 2023, primarily due to decreases in professional fees, salaries and employee benefits expenses, and furniture, equipment and data processing expenses.

The following table presents the major components of noninterest expense for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$95,621	$96,128	$(507)	(0.5)%
Net occupancy expenses	14,085	13,777	308	2.2%
Furniture, equipment and data processing expenses	22,229	22,738	(509)	(2.2)%
Marketing and promotional expenses	5,220	5,546	(326)	(5.9)%
Other real estate expenses and losses	794	474	320	67.5%
Professional fees	3,281	4,551	(1,270)	(27.9)%
Other expenses	21,433	21,838	(405)	(1.9)%
Total	$162,663	$165,052	$(2,389)	(1.4)%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 58.8% and 58.2% of total noninterest expense for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, salaries and employee benefits expense decreased $507,000, or 0.5%, to $95.6 million for the nine months ended September 30, 2024, compared to $96.1 million for the same period of 2023. The decrease in salaries and employee benefits expense is primarily due to reduced medical and dental insurance expenses in the current year period.

Furniture, equipment and data processing expenses decreased $509,000, or 2.2%, to $22.2 million for the nine months ended September 30, 2024, compared to $22.7 million, for the same period of 2023. The decrease is primarily the result of data processing expense savings in the current year period.

Professional fees decreased $1.3 million, or 27.9%, to $3.3 million for the nine months ended September 30, 2024, compared to $4.6 million for the same period of 2023. The decrease is primarily attributable to higher legal expenses in the prior year period related to the previously disclosed Joint Settlement in the Madison Timber proceeding partially offset by increased consulting expense in the current year period.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $4.3 million for the three months ended September 30, 2024, compared to $3.6 million for the same period of 2023, an increase of $722,000, or 20.0%. BancPlus’ effective tax rate for the three months ended September 30, 2024 was 20.4%, compared to 22.6% for the same period of 2023.

BancPlus recorded income tax expense of $12.3 million for the nine months ended September 30, 2024, compared to $11.5 million for the same period of 2023, an increase of $738,000, or 6.4%. BancPlus’ effective tax rate for the nine months ended September 30, 2024 was 20.0%, compared to 21.3% for the same period of 2023.

For both the three and nine month periods, the increase in income tax expense was the result of larger income before taxes in the current year period. The decreases in the effective tax rate for both the three and nine months ended September 30, 2024 compared with the same periods of 2023 was the result of the impact of permanent tax items.

Financial Condition

The following discussion compares BancPlus’ financial condition as of September 30, 2024 to December 31, 2023.

Assets

Total assets increased $0.29 billion, or 3.8%, to $7.94 billion at September 30, 2024 over total assets of $7.64 billion at December 31, 2023. Total cash and cash equivalents increased $162.6 million, or 61.0%, to $429.2 million at September 30, 2024, compared to $266.6 million at December 31, 2023, primarily due to increases in deposits. Total loans held for investment increased $0.05 billion, or 0.9%, to $6.14 billion at September 30, 2024, compared to $6.08 billion at December 31, 2023.

Investment securities increased $64.7 million, or 7.1%, from $911.2 million at December 31, 2023 to $975.9 million at September 30, 2024 primarily as a result of increases in deposits.
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

As of September 30, 2024, 4.5% of BancPlus’ investment securities portfolio was classified as held to maturity and 95.5% was classified as available for sale. As of December 31, 2023, 6.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 93.9% was classified as available for sale. Securities available for sale increased $76.1 million, or 8.9%, from $856.0 million at December 31, 2023 to $932.1 million at September 30, 2024 primarily as a result of increases in BancPlus’ portfolio of U.S. Treasuries and U.S. Government agency obligations.

At September 30, 2024, U.S. Government agency obligations represented 53.6%, U.S. Treasuries represented 23.7%, municipal securities represented 8.9%, mortgage-backed securities represented 8.9%, and corporate investments represented 5.0% of BancPlus’ investment securities portfolio. At December 31, 2023, U.S. Government agency obligations represented 49.9%, U.S. Treasuries represented 23.1%, municipal securities represented 10.9%, mortgage-backed securities represented 10.3%, corporate investments represented 5.0% and asset-backed securities represented 0.8% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$43,786	4.49%	$55,170	6.05%
Total held-to-maturity	43,786	4.49%	55,170	6.05%

Available for Sale:
(At fair value)
U.S. Treasuries	231,349	23.71%	210,118	23.06%
U.S. Government agency obligations	522,944	53.58%	454,923	49.93%
Issued by states and political subdivisions	42,953	4.40%	44,191	4.85%
Mortgage-backed securities:
Residential	73,857	7.57%	82,028	9.00%
Commercial	12,572	1.29%	12,273	1.35%
Asset-backed securities	—	—%	6,949	0.76%
Corporate investments	48,472	4.97%	45,539	5.00%
Total available for sale	932,147	95.51%	856,021	93.95%

Total investment securities	$975,933	100.00%	$911,191	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using federal and state tax rates of 21% and 5%, respectively.

	Maturity as of September 30, 2024
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$7,252	4.31%	$30,804	2.58%	$4,505	3.67%	$1,225	4.29%
Total held to maturity	7,252	4.31%	30,804	2.58%	4,505	3.67%	1,225	4.29%

Available for sale:
U.S. Treasuries	151,508	5.11%	79,841	4.07%	—	—%	—	—%
U.S. Government agency obligations	98,552	1.10%	405,599	2.97%	18,793	1.61%	—	—%
Issued by states and political subdivisions	5,850	2.44%	20,959	3.07%	14,603	3.19%	1,541	4.15%
Mortgage-backed securities:
Residential	—	—%	1,137	1.80%	6,372	3.11%	66,348	2.50%
Commercial	—	—%	9,568	1.51%	2,762	1.58%	242	2.44%
Asset-backed securities	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	1,411	6.07%	46,301	4.27%	760	4.50%
Total available for sale	255,910	3.50%	518,515	3.12%	88,831	3.36%	68,891	2.56%

Total investment securities	$263,162	3.53%	$549,319	3.09%	$93,336	3.38%	$70,116	2.59%

	Maturity as of December 31, 2023
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$13,776	1.42%	$35,076	2.94%	$5,093	3.61%	$1,225	4.31%
Total held to maturity	13,776	1.42%	35,076	2.94%	5,093	3.61%	1,225	4.31%

Available for sale:
U.S. Treasuries	171,802	5.22%	38,316	3.89%	—	—%	—	—%
U.S. Government agency obligations	75,249	0.68%	338,867	2.25%	38,980	2.31%	1,827	7.14%
Issued by states and political subdivisions	2,962	2.99%	23,863	2.78%	14,667	3.13%	2,699	4.24%
Mortgage-backed securities:
Residential	—	—%	1,546	1.81%	4,023	2.80%	76,459	2.56%
Commercial	—	—%	9,290	1.52%	2,685	1.58%	298	2.47%
Asset-backed securities	—	—%	—	—%	—	—%	6,949	6.71%
Corporate investments	—	—%	1,360	6.21%	43,487	4.27%	692	4.50%
Total available for sale	250,013	3.83%	413,242	2.43%	103,842	3.25%	88,924	3.04%

Total investment securities	$263,789	3.70%	$448,318	2.47%	$108,935	3.26%	$90,149	3.06%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of September 30, 2024		As of December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$1,648,433	26.86%	$1,551,777	25.51%
Construction and land development	579,096	9.44%	731,449	12.03%
Farmland	314,983	5.13%	309,840	5.09%
Other commercial	2,788,062	45.44%	2,666,956	43.86%
Total real estate	5,330,574	86.87%	5,260,022	86.49%
Commercial and industrial	583,369	9.51%	631,528	10.38%
Agricultural production and other loans to farmers	114,216	1.86%	91,976	1.51%
Consumer and other	108,255	1.76%	98,485	1.62%
Total loans, gross	6,136,414	100.00%	6,082,011	100.00%
Allowance for credit losses	(71,082)		(65,872)
Total loans, net	$6,065,332		$6,016,139

Our loan portfolio was comprised of 71.4% commercial loans and 28.6% consumer loans as of September 30, 2024, compared to 72.9% commercial loans and 27.1% consumer loans as of December 31, 2023. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.
As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At September 30, 2024, BancPlus’ loan portfolio included $324.0 million of loan participations purchased, or 5.28% of total loans, which included $179.7 million of shared national credits. At December 31, 2023, BancPlus’ loan portfolio included $392.8 million of loan participations purchased, or 6.46% of total loans, which included $222.5 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of September 30, 2024
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$199,682	$639,185	$406,323	$403,243	$1,648,433
Construction and land development	283,673	263,422	21,651	10,350	579,096
Farmland	41,960	149,721	99,241	24,061	314,983
Other commercial	439,091	1,834,793	358,484	155,694	2,788,062
Total real estate	964,406	2,887,121	885,699	593,348	5,330,574
Commercial and industrial	178,770	356,647	47,952	—	583,369
Agricultural production and other loans to farmers	67,104	46,136	976	—	114,216
Consumer and other loans	31,530	72,526	4,199	—	108,255
Total loans	$1,241,810	$3,362,430	$938,826	$593,348	$6,136,414

	As of December 31, 2023
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$167,444	$501,115	$477,595	$405,623	$1,551,777
Construction and land development	330,448	336,288	51,417	13,296	731,449
Farmland	50,778	113,066	112,791	33,205	309,840
Other commercial	317,227	1,686,390	482,256	181,083	2,666,956
Total real estate	865,897	2,636,859	1,124,059	633,207	5,260,022
Commercial and industrial	148,992	418,518	64,018	—	631,528
Agricultural production and other loans to farmers	45,022	46,483	471	—	91,976
Consumer and other loans	24,280	68,383	5,822	—	98,485
Total loans	$1,084,191	$3,170,243	$1,194,370	$633,207	$6,082,011

	As of September 30, 2024
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,237,697	$410,736	$1,648,433
Construction and land development	265,685	313,411	579,096
Farmland	180,486	134,497	314,983
Other commercial	1,938,786	849,276	2,788,062
Total real estate	3,622,654	1,707,920	5,330,574
Commercial and industrial	305,050	278,319	583,369
Agricultural production and other loans to farmers	54,516	59,700	114,216
Consumer and other loans	71,060	37,195	108,255
Total loans	$4,053,280	$2,083,134	$6,136,414

	As of December 31, 2023
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,222,057	$329,720	$1,551,777
Construction and land development	345,469	385,980	731,449
Farmland	181,753	128,087	309,840
Other commercial	1,977,444	689,512	2,666,956
Total real estate	3,726,723	1,533,299	5,260,022
Commercial and industrial	328,076	303,452	631,528
Agricultural production and other loans to farmers	47,231	44,745	91,976
Consumer and other loans	67,785	30,700	98,485
Total loans	$4,169,815	$1,912,196	$6,082,011

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At September 30, 2024, BancPlus had total off-balance sheet commitments of $993.7 million. At September 30, 2024, BancPlus had an allowance for credit loss on off-balance sheet commitments of $6.1 million.

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of September 30, 2024
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,621,808	$2,856	$23,737	$32	$1,648,433
Construction and land development	570,837	2,914	5,345	—	579,096
Farmland	310,779	484	3,720	—	314,983
Other commercial	2,771,116	1,586	14,630	730	2,788,062
Total real estate	5,274,540	7,840	47,432	762	5,330,574
Commercial and industrial	550,093	6,814	25,143	1,319	583,369
Agricultural production and other loans to farmers	113,265	—	951	—	114,216
Consumer and other	107,779	258	218	—	108,255
Total	$6,045,677	$14,912	$73,744	$2,081	$6,136,414

	As of December 31, 2023
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,531,377	$—	$20,400	$—	$1,551,777
Construction and land development	728,493	246	2,710	—	731,449
Farmland	306,916	—	2,924	—	309,840
Other commercial	2,654,378	—	12,578	—	2,666,956
Total real estate	5,221,164	246	38,612	—	5,260,022
Commercial and industrial	617,896	—	12,016	1,616	631,528
Agricultural production and other loans to farmers	91,893	—	83	—	91,976
Consumer and other	98,332	—	153	—	98,485
Total	$6,029,285	$246	$50,864	$1,616	$6,082,011

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans that are 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans:
Real estate loans:
Residential properties	$5,655	$3,180
Construction and land development	2,575	239
Farmland	333	642
Other commercial	4,251	1,613
Total real estate	12,814	5,674
Commercial and industrial	1,721	1,523
Agricultural production and other loans to farmers	5	—
Consumer and other	127	17
Total nonaccrual loans	14,667	7,214

90+ days past due and accruing:
Real estate loans:
Residential properties	2,534	270
Construction and land development	780	—
Farmland	731	—
Other commercial	1,699	124
Total real estate	5,744	394
Commercial and industrial	278	339
Agricultural production and other loans to farmers	609	—
Consumer and other	1	28
Total 90+ days past due and accruing	6,632	761
Total nonperforming loans	21,299	7,975
Plus: foreclosed assets	5,280	2,368
Total nonperforming assets	$26,579	$10,343

Nonaccrual loans to total loans	0.24%	0.12%
Nonperforming loans to total loans	0.35%	0.13%
Nonperforming assets to total assets	0.33%	0.14%
Allowance for credit losses to nonaccrual loans	484.64%	913.11%

Total nonperforming assets increased by $16.2 million, or 157.0%, from $10.3 million at December 31, 2023 to $26.6 million at September 30, 2024, primarily the result of increases in nonaccrual and past due real estate loans in the current year period. This increase in nonperforming loans for the period ended September 30, 2024 resulted in corresponding increases in the ratios for nonperforming loans to total loans and nonperforming assets to total assets and a decrease in the ratio for allowance for credit losses to nonaccrual loans.

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

These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the third quarter of 2024, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of supply chain disruptions, labor shortages, and the conflicts in Ukraine and the Middle East. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for credit losses.

The allowance for credit losses increased $5.2 million, or 7.9%, to $71.1 million at September 30, 2024 compared to $65.9 million at December 31, 2023. As a percentage of loans, the allowance for credit losses was 1.16% and 1.08%, at September 30, 2024 and December 31, 2023, respectively. The increase was primarily attributable to an increase in the calculated loss rate on historical balances as well as an increase in the balance of the loan portfolio. Net charge-offs totaled $2.0 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively. The variance was primarily the result of an increase in charge-offs on commercial and industrial and consumer and other loans partially offset by an increase in recoveries on consumer and other loans in the current year period.

The following is a summary of the activity in the allowance for credit loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	September 30, 2024	September 30, 2023

Balance, beginning of period	$65,872	$42,875
Impact of adopting ASU 2016-13	—	20,744
Charge-offs:
Residential properties	337	246
Construction and land development	9	61
Farmland	—	114
Other commercial	202	56
Total real estate	548	477
Commercial and industrial	1,099	539
Agricultural production and other loans to farmers	1	19
Consumer and other	3,065	2,271
Total charge-offs	4,713	3,306
Recoveries:
Residential properties	187	160
Construction and land development	83	12
Farmland	47	96
Other commercial	284	207
Total real estate	601	475
Commercial and industrial	101	246
Agricultural production and other loans to farmers	—	14
Consumer and other	2,047	1,564
Total recoveries	2,749	2,299
Net charge-offs	1,964	1,007
Provision for credit losses	7,174	1,858
Balance, end of period	$71,082	$64,470

Total loans, end of period (including loans held for sale)	$6,148,670	$6,140,896
Average loans	$6,130,947	$6,006,862
Net charge-offs (annualized) to average loans	0.04%	0.02%
Allowance for credit losses to total loans	1.16%	1.05%

The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$150	$1,602,142	0.01%	$86	$1,457,303	0.01%
Construction and land development	(74)	659,920	(0.01)%	49	827,370	0.01%
Farmland	(47)	311,158	(0.02)%	18	294,976	0.01%
Other commercial	(82)	2,730,532	—%	(151)	2,528,738	(0.01)%
Commercial and industrial	998	615,770	0.22%	293	709,592	0.06%
Agricultural production and other loans to farmers	1	100,474	—%	5	82,979	0.01%
Consumer and other	1,018	102,187	1.33%	707	99,954	0.94%
Loans held for sale	—	8,764	—%	—	5,950	—%
Total	$1,964	$6,130,947	0.04%	$1,007	$6,006,862	0.02%

The following tables present a summary of the allocation of the allowance for credit losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$25,265	35.5%	$20,487	31.1%
Construction and land development	11,054	15.6%	15,494	23.5%
Farmland	4,364	6.1%	1,229	1.9%
Other commercial	20,509	28.9%	21,044	31.9%
Total real estate	61,192	86.1%	58,254	88.4%
Commercial and industrial	8,173	11.5%	6,556	10.0%
Agricultural production and other loans to farmers	859	1.2%	241	0.4%
Consumer and other	858	1.2%	821	1.2%
Total allowance for credit losses	$71,082	100.0%	$65,872	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million as of both September 30, 2024 and December 31, 2023. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the SCC Merger and the FTC Merger. Total other intangible assets at September 30, 2024 and December 31, 2023 were $8.7 million and $9.9 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$1,302,170	0.00%	20.02%	$1,496,042	0.00%	24.82%
Interest bearing:
Transaction accounts	1,396,833	1.87%	21.48%	1,469,828	1.39%	24.39%
Money market and other savings accounts	2,128,166	3.15%	32.73%	2,017,787	2.66%	33.48%
Certificates of deposit	1,495,236	4.12%	22.99%	1,038,396	2.91%	17.23%
Brokered time deposits	180,345	5.39%	2.77%	4,756	5.45%	0.08%
Total deposits	$6,502,750	2.53%	100.00%	$6,026,809	1.74%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $475.9 million, or 7.9%, to $6.50 billion at September 30, 2024 from $6.03 billion as of December 31, 2023 primarily resulted from increases in money market and other savings accounts and certificates of deposit driven by the higher interest rate market in addition to an increase in brokered deposits. At September 30, 2024 and December 31, 2023, BancPlus held deposits in excess of FDIC insurance limits estimated at $1.76 billion and $1.99 billion, respectively.

The following table shows the maturity of certificates of deposit, including brokered time deposits, as of September 30, 2024:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$101,406	$170,220	$271,626	$55,643
Over 3 months through 6 months	164,161	232,925	397,086	90,155
Over 6 months through 12 months	258,518	553,404	811,922	121,018
Over 12 months	100,825	279,715	380,540	42,826
Total certificates of deposit	$624,910	$1,236,264	$1,861,174	$309,642

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At September 30, 2024 and December 31, 2023, BancPlus had no short-term borrowings. The following is a summary of our short-term borrowings during the periods presented.

(Dollars in thousands)	Balances Outstanding			Weighted Average Rate
September 30, 2024	Maximum Month End	Average Daily	At Period End	During Period	At Period End
Federal funds purchased	$—	$171	$—	6.24%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$—	$—	$—

December 31, 2023
Federal funds purchased	$—	$1,642	$—	4.86%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$—	$1,642	$—

Advances from Federal Home Loan Bank (“FHLB”) and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At September 30, 2024 and December 31, 2023, BancPlus had $230.0 million and $375.1 million in FHLB borrowings, at a weighted average interest rate of 4.40% and 4.79%, respectively.

The Company also has available funding from the Federal Reserve Bank’s discount window which it utilizes from time to time for short-term funding. At September 30, 2024 and December 31, 2023, the Company had zero borrowings outstanding with the Federal Reserve Bank.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
2024	$45,003	$190,013
2025	125,013	125,013
2026	60,014	60,014
2027	14	14
2028	5	5
Thereafter	—	—
Total	$230,049	$375,059

Subordinated Debentures. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and are being amortized over the life of the Notes. At September 30, 2024 and December 31, 2023, the remaining unamortized balance of these issuance costs was $821,000 and $928,000, respectively. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to the Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 586 basis points, with interest during this period payable quarterly in arrears. The Notes qualify as Tier 2 capital for regulatory capital purposes. The Company used the proceeds from the Notes for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the consolidated balance sheet at September 30, 2024 due to the remaining purchase premium of $251,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	September 30, 2024	December 31, 2023
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month CME Term SOFR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month CME Term SOFR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month CME Term SOFR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month CME Term SOFR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month CME Term SOFR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at September 30, 2024 due to the remaining purchase discount of $3.3 million, which was established upon the SCC Merger and is being amortized over the remaining life of the debentures. At September 30, 2024 and December 31, 2023, the remaining unamortized purchase discount was $3.3 million and $3.5 million, respectively.

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

Shareholders’ equity increased $48.1 million, or 6.6%, to $773.1 million at September 30, 2024 from $725.1 million at December 31, 2023, primarily due to net income of $49.0 million and stock based compensation of $3.8 million, partially offset by dividends paid of $16.4 million and other comprehensive loss of $14.4 million.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	September 30, 2024	December 31, 2023
Cash and cash equivalents	$429,191	$266,591
Total securities	975,933	911,191
Less: pledged securities	(128,227)	(122,105)
Total primary liquidity	$1,276,897	$1,055,677
Ratio of primary liquidity to total deposits	19.0%	16.7%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	September 30, 2024	December 31, 2023
Net secured borrowing capacity with the FHLB	$1,793,264	$1,892,541
Net secured borrowing capacity with the Federal Reserve Bank	1,214,606	515,558
Unsecured borrowing capacity with correspondent lenders	198,000	218,000
Available capacity on revolving line of credit	—	20,000
Total secondary liquidity	$3,205,870	$2,646,099
Ratio of primary and secondary liquidity to total deposits	66.7%	58.5%

During the nine months ended September 30, 2024, BancPlus’ primary liquidity increased by $221.2 million to $1.28 billion, compared to $1.06 billion at December 31, 2023, primarily due to an increase in cash and cash equivalents and securities. Secondary liquidity increased by $559.8 million to $3.21 billion as of September 30, 2024 from $2.65 billion as of December 31, 2023. This increase was primarily due to an increase in BancPlus’ Federal Reserve borrowing capacity.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $5.91 billion and $5.77 billion and represented 87.9% and 91.1% of total deposits as of September 30, 2024 and December 31, 2023, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources.

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

Due to state banking laws, BankPlus may not pay dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $21.6 million to BancPlus for both of the year-to-date periods ended September 30, 2024 and September 30, 2023. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

Further, under prompt corrective action regulations, an insured depository institution is classified in one of several tiers based on its level of capital and other factors, and may be subject to an escalating series of remedial measures if it is less than “well capitalized.” An institution is deemed “well capitalized” if it satisfies certain capital ratios and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of September 30, 2024, the Bank maintained a leverage ratio of more than 9.0% and, as an institution has elected to adopt the CBLR framework, the Bank was therefore well capitalized under the regulatory framework for prompt corrective action.

As of September 30, 2024 and December 31, 2023, BancPlus and BankPlus met the minimum CBLR requirement and therefore satisfied the capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
As of September 30, 2024:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$784,630	10.05%	$702,487	9.00%

Bank:
Community Bank Leverage Ratio	$787,397	10.09%	$702,097	9.00%

	Actual		Minimum Requirement to be Well Capitalized
As of December 31, 2023:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$756,155	10.02%	$679,472	9.00%

Bank:
Community Bank Leverage Ratio	$755,482	10.01%	$679,129	9.00%

Contractual Obligations

Contractual obligations as of September 30, 2024 totaled $2.27 billion and were primarily comprised of deposits with maturities of $1.86 billion, subordinated debentures of $133.8 million and operating lease obligations of $41.9 million. Contractual obligations due within the next twelve months were $1.53 billion and were primarily related to time deposits with maturity dates and short-term FHLB advances due in 2023-2024. Contractual obligations due in more than 12 months were $0.74 billion and were comprised of $380.5 million of time deposits with maturity dates and $133.8 million of subordinated debentures with maturities ranging from 2030 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

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

Potential changes over a 12-month horizon to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of September 30, 2024 and December 31, 2023 are presented in the table below. The projections for September 30, 2024 and December 31, 2023 assume immediate, parallel shifts down from the yield curves of 100, 200, and 300 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points.

	As of September 30, 2024				As of December 31, 2023
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	$1,337	0.5%	$(104,537)	(10.9)%	$(15,978)	(6.8)%	$(79,469)	(12.4)%
200	$(1,109)	(0.4)%	$(68,924)	(7.2)%	$(10,341)	(4.4)%	$(51,902)	(8.1)%
100	$(3,416)	(1.3)%	$(39,738)	(4.1)%	$(5,076)	(2.1)%	$(25,440)	(4.0)%
Unchanged	$—	—%	$—	—%	$—	—%	$—	—%
-100	$(3,217)	(1.2)%	$6,483	0.7%	$5,559	2.4%	$22,024	3.4%
-200	$(2,662)	(1.0)%	$7,393	0.8%	$10,292	4.4%	$38,680	6.0%
-300	$1,266	0.5%	$(208)	—%	$14,391	6.1%	$52,515	8.2%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 0.5% increase in net interest income in year one and an 10.9% decrease in EVE as of September 30, 2024. At December 31, 2023, in the event of an immediate and sustained 300 basis point increase in interest, BancPlus would have experienced a 6.8% decrease in net interest income and a 12.4% decrease in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced a decrease of 1.2% in net interest income and a 0.7% increase in EVE as of September 30, 2024, and a 2.4% increase in net interest income and a 3.4% increase in EVE as of December 31, 2023.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information about our legal proceedings refer to Footnote 12 to our Condensed Notes to Consolidated Financial Statements for the quarter ended September 30, 2024 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 5. Other Information

Securities Trading Plans Of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

2.1*
Agreement and Plan of Share Exchange and Merger, dated September 28, 2021, as amended February 9, 2022, by and among BancPlus Corporation, BankPlus, First Trust Corporation and First Bank and Trust (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 (File No. 333-261311), as amended, filed on February 11, 2022)

3.1	Articles of Incorporation of BancPlus Corporation (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of the Registrant, filed on May 12, 2023)
3.2	By-laws of BancPlus Corporation (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q of the Registrant filed on August 9, 2024)
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

10.1+	Amended and Restated BancPlus Corporation Employee Stock Ownership Plan
31.1+	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2+	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1++	Certification by Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification by Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+	Inline XBRL Interactive Data
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)
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

BancPlus Corporation

Date:	November 12, 2024	By:	/s/ William A. Ray
William A. Ray
Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2024	By:	/s/ Karlen Turbeville
Karlen Turbeville
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)