Form 10-K
period 2024-12-31
BANCPLUS CORP
filed 2025-03-07
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2024

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

As of February 14, 2025, there were 11,694,256 outstanding shares of the registrant’s common stock, par value $1.00 per share.

BANCPLUS CORPORATION

FORM 10-K

DECEMBER 31, 2024

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

ITEM 1. BUSINESS

General

BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. BancPlus’ wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of December 31, 2024, we operated 84 branch offices across Mississippi, Alabama, Louisiana, and Florida. BancPlus’ franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. As of December 31, 2024, BancPlus had total assets of $7.93 billion, gross loans of $6.14 billion, total deposits of $6.75 billion and total shareholders’ equity of $774.4 million.

BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables BancPlus to fulfill its core purpose of enriching lives and building stronger communities. BancPlus believes its team of local, experienced and relationship-focused bankers, along with strong brand recognition in its communities, differentiate BancPlus from its competitors. As a result, BancPlus has a diversified, stable deposit mix and a diversified loan portfolio. BancPlus’ deposit base consisted of 87.6% core deposits with a total deposit cost of 2.53% for the year ended December 31, 2024, while its loan portfolio was comprised of 71% commercial loans and 29% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area (“MSA”) as of June 30, 2024, and BancPlus believes it is well-positioned for future growth.
BancPlus’ common stock is not listed or traded on any established securities exchange or quotation system.

BancPlus’ website is www.bankplus.net.

BancPlus’ Markets

As of December 31, 2024, BancPlus conducted its operations through 84 branch locations across Mississippi, Alabama, Louisiana, and Florida. BancPlus believes its markets provide a diverse mix of opportunities to expand its client base and gain market share. BancPlus operates in a number of markets with favorable economic trends and seeks to replicate its strategy in new markets through organic growth and strategic acquisitions. BancPlus is headquartered in the Jackson, Mississippi MSA, where it ranks third in deposit market share with 15.4% of total deposits as of June 30, 2024. The Jackson, Mississippi MSA is BancPlus’ largest market and contains 43.4% of its deposits and 25.2% of its loans as of December 31, 2024. Some of the major industries in the Jackson MSA are healthcare, agriculture, professional services, and technology. The Jackson, Mississippi MSA is also home to major auto manufacturing facilities, including Nissan. Our Louisiana and Alabama regions represent 24.0% and 16.4% of total loans, respectively, and 15.7% and 6.5% of total deposits, respectively.

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

Stable Deposit Franchise with Attractive Deposit Mix

BancPlus believes it has consistently generated stable core deposits through its retail branch network. BancPlus’ deposit gathering strategy attracts a full spectrum of customers, from the underbanked to high net worth individuals and businesses, resulting in a diversified deposit base. As of December 31, 2024, BancPlus had over 236,000 customer deposit accounts with an average balance of approximately $29,000.

Diversified and Growing Loan Portfolio

BancPlus believes its markets provide opportunities to grow its loan portfolio organically and through strategic acquisitions while diversifying credit risk exposure. From December 31, 2019 to December 31, 2024, its loan portfolio grew from $2.1 billion to $6.1 billion, an increase of 195.1% and a compound annual growth rate of 24.2%. As of December 31, 2024, 99% of its loan portfolio was secured and only 8% of the loan portfolio was non-recourse. As of December 31, 2024, BancPlus’ loan portfolio consisted of 71% commercial loans and 29% consumer loans, with 87% of the loan portfolio secured by real estate. As of December 31, 2024, 30% of BancPlus’ loan portfolio reprices within 90 days, and an additional 14% reprices between 90 days and 12 months.

Employee Ownership and High Customer Satisfaction

BancPlus believes its employees are critical to its success, and its culture of empowerment stems in part from its employees owning, through the BancPlus Corporation Employee Stock Ownership Plan, approximately 12% of its common stock as of December 31, 2024. BankPlus has been recognized by American Banker as one of the “Best Banks to Work For” every year since the ranking’s inception in 2013. BancPlus believes the vested interest of its employees, coupled with its relationship-driven approach to meeting the needs of its customers, will continue to drive future growth.

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

BancPlus has a team of experienced credit analysts and underwriters who have tailored BancPlus’ risk management processes to support significant loan growth while maintaining its high underwriting standards. Moreover, the prudent management of past credit challenges has allowed BancPlus to successfully maintain strong credit and risk performance. As of December 31, 2024, its nonperforming loans to total loans ratio was 0.38%.

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

Deposits and Other Sources of Funds

An important aspect of BancPlus’ business franchise value is the ability to gather deposits. BancPlus offers its customers a variety of deposit products, including checking accounts, savings accounts, money market accounts, certificates of deposit and other deposit accounts, through multiple channels, including its extensive network of 84 branch locations. As of December 31, 2024,

BancPlus held $6.75 billion of total deposits. As of December 31, 2024, 87.6% of its total deposits were core deposits (defined as total deposits excluding time deposits greater than $250,000 and brokered deposits). BancPlus obtains most of its deposits from individuals, small businesses and municipalities in its market areas. BancPlus solicits deposits from these target segments through its local bankers, sophisticated product offerings and its brand-awareness initiatives, such as its community focused marketing and high-visibility branch locations. BancPlus believes that the rates it offers for core deposits are competitive with those offered by other financial institutions in its market areas. Secondary sources of funding include advances from the Federal Home Loan Bank of Dallas, borrowings at the Federal Reserve Discount Window and other borrowings. These secondary sources enable BancPlus to borrow funds at rates and terms, which, at times, are more beneficial to BancPlus.

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

Enterprise Risk Management

BancPlus’ operating model demands a strong risk culture built to address multiple areas of risk, including credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk. BancPlus’ risk culture is supported by significant investments in the right people and technologies to protect its business. The BancPlus board of directors is ultimately responsible for overseeing risk management at both the holding company and BankPlus level. BancPlus seeks to prudently identify and manage its risks through a disciplined, enterprise-wide approach to risk management, particularly credit, compliance, interest rate and cybersecurity risk. BancPlus’ risk management framework is overseen by the Chief Risk Officer who has more than 35 years of banking experience. BancPlus also maintains a risk management committee at BankPlus. BancPlus’ comprehensive risk management framework is designed to complement its core strategy of empowering its experienced, local bankers with local decision-making to better serve its clients.

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
As of December 31, 2024, BancPlus conducted business through 84 branches across Mississippi, Alabama, Louisiana, and Florida. Many other commercial banks, savings institutions and credit unions have offices in BancPlus’ primary market areas. These institutions include many of the largest banks operating in Mississippi, some of which are also among the largest banks in the country. Many of BancPlus’ competitors serve the same counties as BancPlus does. BancPlus’ competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that BancPlus may not currently offer, and may better afford and make broader use of media advertising, support services and electronic technology than BancPlus does. To offset these competitive disadvantages, BancPlus depends on its reputation as having greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.

Human Capital Resources

As of December 31, 2024, BancPlus had 1,088 full-time equivalent employees. As of that date, the average tenure for all of BancPlus’ full-time employees was approximately seven years while the average tenure of BancPlus’ executive officers was over 16 years. None of BancPlus’ employees is represented by collective bargaining agreements. BancPlus believes its employee relations to be good. BancPlus cares deeply about what kind of environment it fosters for its employees, so BancPlus continuously strives to improve programs, empowerment, satisfaction and benefits. BancPlus employees are part of a challenging and rewarding work environment, with high-performance and excellence integrated into all that BancPlus does.

BancPlus’ culture of empowerment is designed to promote commitment to improve the lives of those in the communities it serves. This commitment is evidenced by BancPlus’ core purpose that it enriches lives and builds stronger communities. That commitment has been a central pillar in BancPlus’ approach to its employees and the communities BancPlus has served for over 110 years. BancPlus’ culture is designed to adhere to the timeless values of integrity, trust, respect, passion, service, accountability, teamwork and innovation. In keeping with that culture, BancPlus expects its people to treat each other and BancPlus’ customers with the highest level of honesty and respect. BancPlus empowers its employees to go out of their way to do the right thing. BancPlus’ culture stems in part from its employees owning, through the BancPlus Corporation Employee Stock Ownership Plan, approximately 12% of its common stock as of December 31, 2024.

BancPlus dedicates resources to promote a safe and inclusive workplace and to attract, develop and retain talented, diverse employees. BancPlus also dedicates resources to fostering professional and personal growth with continued education. This commitment to its employees has earned BancPlus recognition by American Banker as one of the “Best Banks to Work For” for twelve consecutive years. According to “Best Banks to Work For”, 90% of BancPlus’ employees are proud to work for the Company. BancPlus is one of only six banks to achieve this national recognition every year since the ranking’s inception in 2013.

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

In September 2024, the Office of the Comptroller of the Currency (the “OCC”) finalized a new Policy Statement Regarding Statutory Factors Under the Bank Merger Act (the “Policy Statement”), which outlines factors that the OCC will considering when evaluating a proposed bank merger transaction, including factors related to financial stability, the financial and managerial resources and future prospects of the existing and proposed institutions, and the convenience and needs of the community. The Policy Statement also lists thirteen indicators that will be present in merger applications that are more likely to be approved expeditiously, including that the acquirer’s CRA rating is “Outstanding” or “Satisfactory,” the acquirer has no open or pending fair lending actions, the acquirer has no open formal or informal enforcement actions, and the target’s total assets are less than 50 percent of the acquirer’s total assets. The Policy Statement also lists examples of indicators that raise supervisory or regulatory concerns and thus make the OCC less likely to approve a merger transaction, including that the acquirer has a CRA rating of “Needs to Improve” or “Substantial Noncompliance,” or the acquirer has open or pending fair lending or consumer compliance actions. It remains uncertain how the OCC will apply the Policy Statement to particular transactions, and the Policy Statement may make it more difficult and/or costly for BancPlus to obtain regulatory approval for an acquisition or otherwise result in more onerous conditions in approval orders than the OCC has previously imposed.

Also in September 2024, the U.S. Department of Justice (the “DOJ”) withdrew from its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that apply across all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. This change in the DOJ’s bank merger antitrust policy creates uncertainty regarding the types of transactions that the DOJ may challenge as anticompetitive.

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

At December 31, 2024 and 2023, BancPlus exceeded the minimum CBLR requirement, maintaining a ratio of Tier 1 capital to average total consolidated assets equal to 10.07% and 10.02%, respectively, and was “well-capitalized” for prompt corrective action purposes based on its CBLR.

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

Branching

As of December 31, 2024, BankPlus has branch offices in Mississippi, Alabama, Louisiana, and Florida. Current federal law generally authorizes interstate acquisitions of banks and bank holding companies without geographic limitation, so long as the acquirer satisfies certain conditions, including that it is “well capitalized” and “well managed.” Furthermore, a “well capitalized” and “well managed” bank with its main office in one state is generally authorized to merge with a bank with its main office in another state, subject to certain deposit-percentage limitations, aging requirements, and other restrictions. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. In addition, as a result of the Dodd-Frank Act, banks may establish de novo branches across state lines, subject to capital, management, and community reinvestment standards, and other restrictions.

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. The agencies periodically examine the CRA performance of each of the institutions for which they are the primary federal regulator, and assign one of four ratings: Outstanding, Satisfactory, Needs to Improve, or Substantial Noncompliance. In order for an insured depository institution and its parent holding company to take advantage of certain regulatory benefits, such as expedited processing of applications and the ability of the holding company to engage in new financial activities, the insured depository institution must maintain a rating of

Outstanding or Satisfactory. An institution’s size and business strategy determines the type of examination that it will receive. The FDIC evaluates BankPlus as a large, retail-oriented institution and applies performance-based lending, investment, and service tests. In its most recent CRA evaluation, as of March 22, 2021, BankPlus was rated “Outstanding.”

On October 24, 2023, the federal bank regulatory agencies issued a final rule amending their CRA regulations, substantially revising how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods. Under the final rule, it may be more challenging and/or costly for the Bank to achieve an Outstanding or Satisfactory CRA rating. Institutions with assets of at least $2 billion, such as BankPlus, will be considered large banks and their retail lending, retail services and products, community development financing, and community development services will be subject to periodic evaluation. Depending on a large bank’s geographic distribution of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit taking facilities. Most of the final rule’s new requirements are applicable beginning January 1, 2026. The remaining new requirements, including data reporting requirements, are applicable on January 1, 2027. Industry organizations have challenged the final rule in court, and on March 29, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule. The final outcome of such challenge is uncertain.

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

Because BankPlus has assets of not more than $10 billion, its primary federal regulator, the FDIC, examines and enforces BankPlus’ compliance with consumer financial protection laws. However, the Consumer Financial Protection Bureau (the “CFPB”) has rulemaking authority, including with respect to prohibiting unfair, deceptive or abusive acts or practices, that affects banks of any size. Additionally, the CFPB may participate in examinations of banks with not more than $10 billion in assets on a “sampling basis” and may refer potential enforcement actions against such banks to their primary federal regulators.

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

On October 22, 2024, the CFPB released a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, financial institutions are required, upon request, to make available to a consumer or third party authorized by the consumer certain information BankPlus has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. In issuing this rule, the CFPB said that the rule will move the U.S. closer to an “open banking” system that will allow consumers to switch banks or other providers more easily. The final rule also requires, among other things, covered data providers, such as BankPlus, to establish a developer interface that satisfies certain performance and data security specifications through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties directly or through data aggregators. Under the final rule, BankPlus will be prohibited from charging fees for maintaining the developer interface or providing access to such data. BankPlus may also act as an authorized third party to request and access covered data under the final rule from other financial institutions that are covered data providers. The final rule places data security, authorization, and other obligations on those authorized third parties, including limitations on secondary uses of the data received. Industry organizations have challenged the final rule in court and the litigation is ongoing. If the challenge is not successful, as a data provider, BankPlus must comply with the rule beginning April 1, 2027. BancPlus is monitoring the status of the litigation and evaluating the impact of this rule.

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

The Office of Foreign Assets Control (the “OFAC”) of the U.S. Department of the Treasury is responsible for administering economic sanctions that affect transactions with designated foreign countries, foreign nationals, and others, as defined by various Executive Orders and in various pieces of legislation. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring, or engaging in terrorist acts. If BancPlus or BankPlus find a name on any transaction, account, or wire transfer that is on an OFAC list, BancPlus or BankPlus must freeze or block such account or transaction, file a suspicious activity report, and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal and reputational consequences.

BancPlus and BankPlus maintain policies, procedures, and other internal controls designed to comply with these AML requirements and sanctions programs.

Federal Home Loan Bank System

BancPlus is a member of the Federal Home Loan Bank (the “FHLB”) of Dallas, which is one of 11 regional FHLBs that administer the home financing credit function of banking institutions. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system, and makes advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB and subject to the oversight of the Federal Housing Finance Agency. All advances from an FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

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

As of December 31, 2024, BancPlus’ total C&D loans (as defined in the guidance) as a percentage of capital totaled 61.7% and its total CRE loans (as defined in the guidance) as a percentage of capital totaled 270.8%.

Small Business Lending Data Collection Rule

On March 30, 2023, the CFPB finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. BancPlus is evaluating the impact of the new rule. The rule was originally scheduled to take effect on August 29, 2023, and would have required compliance by October 1, 2024, April 1, 2025, or January 1, 2026, depending on the number of covered small business loans that a covered lender originates. On June 25, 2024, the CFPB issued an interim final rule to extend compliance deadlines, requiring compliance by July 18, 2025, January 16, 2026, or October 18, 2026, depending on the number of covered small business loans that a covered lender originates.

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

BancPlus’ business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. The business environment in which BancPlus operates has been impacted by the effects of worldwide macroeconomic uncertainty. Economic concerns persist as a result of economic conditions domestically and in foreign countries, including global political hostilities, cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, inflation, the consequences of bank failures and other economic and industry volatility as well as the increasing amount of United States sovereign debt. Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term. Strategic risk, including threats to business models from interest rate fluctuations and modest economic growth, remains high. Management’s ability to plan, prioritize and allocate resources in this new environment will be critical to BancPlus’ ability to sustain earnings that will attract capital. Because of the complexities presented by current economic conditions, management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying assets, liabilities and revenue and effectively managing the costs of compliance.

After an extended period at historical lows, market interest rates rose in 2022 and 2023 before the Federal Reserve began a series of rate cuts in late 2024. Higher interest rates increase competitive pressures on the deposit cost of funds. Conversely, declines in interest rates exert pressure on the net interest margin of BancPlus (as well as its competitors) through reduced rates on interest-earning assets. It is not possible to predict the pace and magnitude of changes to interest rates, or the impact rate changes will have on BancPlus’ business, financial condition or results of operations.

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

Unlike larger financial institutions that are more geographically diverse, BancPlus is primarily a Mississippi banking franchise with locations in Alabama, Louisiana, and Florida. As of December 31, 2024, most of BancPlus’ total loans (by dollar amount) were made to borrowers who reside or conduct business in the Mississippi, Alabama, Louisiana, and Florida markets, and substantially all of BancPlus’ real estate loans are secured by properties located in these markets. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of BancPlus’ portfolio, the demand for its products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. If the population, employment or income growth in any of BancPlus’ markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of BancPlus’ larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets. For these reasons, any regional or local economic downturn could have an adverse effect on BancPlus’ business, financial condition or results of operations.

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

BancPlus’ growth over the past several years has been partially attributable to its ability to originate and retain relatively large loans given its asset size. As of December 31, 2024, BancPlus’ 20 largest borrowing relationships represented 10.19% of its total outstanding loan portfolio, including mortgage loans held for sale, and 10.02% of its total commitments to extend credit. Along with other risks inherent in BancPlus’ loans, such as the deterioration of the underlying businesses or property securing these loans, the larger size of these loans presents a risk to its lending operations. If any of its largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, BancPlus’ nonperforming loans and its provision for credit losses could increase significantly, which could have an adverse effect on its business, financial condition or results of operations.

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

Like most financial institutions, BancPlus’ earnings depend to a great extent upon the level of its net interest income, or the difference between the interest income it earns on loans, investments and other interest earning assets, and the interest it pays on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease BancPlus’ net interest income depending on the make-up of its assets and liabilities. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2024, 27.80% of BancPlus’ interest earning assets and 37.68% of its interest-bearing liabilities were variable rate. These percentages of variable rate balances, as well as the terms of BancPlus’ fixed rate interest-bearing balances, resulted in a slightly liability sensitive balance sheet as December 31, 2024. Assuming a stable product mix, no change in customer behavior, no change in yield curve and stability of related items, BancPlus’ net interest income would decrease with rising interest rates and increase with falling interest rates.

Additionally, an increase in the general level of interest rates may, among other things, reduce the demand for loans, decrease loan repayment rates, and increase early withdrawals on term deposits. In contrast, a decrease in the general level of interest rates could affect BancPlus through, among other things, increased prepayments on its loan portfolio, and its cost of funds may not fall as quickly as yields on earning assets. The Federal Reserve raised interest rates in 2022 and 2023 before lowering rates in late 2024, and future changes to its monetary policy and the timing of such changes are not certain. BancPlus’ asset-liability management strategy may not be effective in mitigating exposure to the risks related to changes in market interest rates.

Because a significant portion of BancPlus’ loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing BancPlus’ real estate loans and result in loan and other losses.

Real estate values in BancPlus’ markets have experienced periods of fluctuation over the last several years, and recovery from declines in value has been slow and uneven and illiquidity of real estate holdings has increased. The market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2024, $5.32 billion, or 86.7%, of BancPlus’ total loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of BancPlus’ markets could increase the credit risk associated with its loan portfolio, and could result in losses that adversely affect its business, financial condition or results of operations. Negative changes in the economy affecting real estate values and liquidity in BancPlus’ market areas could significantly impair the value of property pledged as collateral on loans and affect its ability to sell the collateral upon foreclosure without additional loss. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Further, if real estate values decline, it is also more likely that BancPlus would be required to increase its allowance for credit losses. Such events could have an adverse effect on BancPlus’ business, financial condition or results of operations.

In particular, as of December 31, 2024, BankPlus and BancPlus’ wholly owned subsidiary, Oakhurst Development, Inc. (“Oakhurst”), carry an aggregate of $8.0 million in other real estate owned (“OREO”) acquired by foreclosure or otherwise in satisfaction of debts previously contracted. Although foreclosures and acquisitions of OREO are expected, negative changes in the economy affecting real estate values and the liquidity of real estate in BancPlus’ market areas could force BancPlus to foreclose upon collateral, which could significantly impair the value of property carried in its OREO accounts, increase the loss associated with OREO and affect BancPlus’ ability to sell such real estate without additional loss. Further, as of December 31, 2024, BancPlus’ commercial real estate loans totaled $3.37 billion, or 54.9%, of its total loan portfolio. These loans expose BancPlus to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with BancPlus’ residential or consumer loan portfolios. Unexpected deterioration in the credit quality of BancPlus’ commercial real estate loan portfolio would require it to increase its provision for credit losses, which would reduce its profitability and could adversely affect its business, financial condition or results of operations.

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

Historically, BancPlus has originated its mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, BancPlus is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require BancPlus to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event it breaches these representations and warranties. In addition, BancPlus may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims, BancPlus’ liquidity could diminish, which could have an adverse effect on its business, financial condition or results of operations. During 2024 and 2023 BancPlus was not required to repurchase any material amount of mortgage loans sold into the secondary market.

BancPlus’ allowance for credit losses may prove to be insufficient to absorb losses inherent in its loan portfolio, which could have an adverse effect on its business, financial condition or results of operations.

BancPlus’ experience in the banking industry indicates that some portion of its loans will not be fully repaid in a timely manner or at all. Accordingly, BancPlus maintains an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in its loan portfolio. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires BancPlus to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. As of December 31, 2024, BancPlus’ allowance for credit losses was $71.9 million. Inaccurate management assumptions, continued deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, temporary modifications, loan forgiveness, automatic forbearance and other factors, both within and outside of BancPlus’ control, may require it to increase its allowance for credit losses. In addition, federal and state banking regulators, as an integral part of their periodic examination, review the adequacy of BancPlus’ allowance for credit losses and may direct it to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for credit losses, BancPlus may need additional provision for credit losses to restore the adequacy of its allowance for credit losses. If BancPlus is required to materially increase its level of allowance for credit losses for any reason, such increases could have an adverse effect on its business, financial condition or results of operations.

BancPlus is dependent upon significant noninterest income, including deposit fees, some of which are under continual review by federal regulators and Congress.

As of December 31, 2024, BancPlus’ noninterest income, including service charges on deposits, totaled $71.2 million and constituted 14.4% of total revenue. BancPlus’ transaction account deposit base generates a significant contribution to its noninterest income through service charges on deposit accounts, largely in the form of overdraft fees, non-sufficient fund fees, and other deposit related service charges. BankPlus offers a discretionary overdraft service and many of BancPlus’ deposit customers elect to use this service, which will generate overdraft fees when the service is accessed. Such programs are under continual scrutiny by federal bank regulators as well as consumer rights groups. While BancPlus continually adjusts to comply with industry best practices, federal bank regulators or Congress could impose additional restrictions on these programs, which could reduce fees on the products offered. Because BancPlus derives a significant portion of its revenues from noninterest income, a reduction in such fees could have an adverse impact on its business, financial condition or results of operations. On January 24, 2024, the CFPB proposed a rule that would prohibit charging non-sufficient fund fees for transactions that are immediately declined. On January 17, 2024, the CFPB proposed a rule that would limit the overdraft fees that can be charged by banks with more than $10 billion in assets.

If BancPlus were to lose its status as a Community Development Financial Institution (“CDFI”), its ability to obtain grants and awards as a CDFI like those it has received in the past may be diminished or lost.

A portion of BancPlus’ community development business has historically been augmented by its status as a CDFI. CDFI status increases the potential for receiving grants and awards that, in turn, enable a financial institution to increase the level of community development financial services that it provides to communities. In the event BancPlus does not meet one or more of the annual recertification criteria, the CDFI Fund, in its sole discretion, may provide an opportunity for BancPlus to cure deficiencies prior to issuing a notice of termination of certification. From 2014 through the current period, BancPlus has received an aggregate of $14.4 million in grants made possible due to its status as a CDFI. Additionally, from time to time the CDFI Fund considers changes to the CDFI eligibility criteria, including through a request for public comment on changes to CDFI certification policies. Any loss of BancPlus’ status as a CDFI, and the resulting inability to obtain certain grants and awards received in the past, could have an adverse effect on BancPlus’ business, financial condition or results of operations.

The fair value of BancPlus’ investment securities can fluctuate due to factors outside of its control.

As of December 31, 2024, the fair value of BancPlus’ portfolio of available for sale investment securities was approximately $949.6 million, which included a net unrealized loss of approximately $34.2 million. Factors beyond BancPlus’ control can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions, defaults by the issuer, changes in market interest rates and instability in the capital markets. Many factors could cause realized or unrealized losses in future periods. The process for determining when an allowance for credit losses on securities is necessary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

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

Changes in accounting standards by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may affect our financial statements.

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

BancPlus’ current controls and any new controls that it develops may become inadequate because of changes in conditions in its business. Further, weaknesses in BancPlus’ disclosure controls or its internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in the implementation or improvement of such controls, could harm BancPlus’ results of operations or cause it to fail to meet its reporting obligations and may result in a restatement of BancPlus’ financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of BancPlus’ internal control over financial reporting that it will eventually be required to include in its periodic reports that will be filed with the U.S. Securities and Exchange Commission (the “SEC”).

BancPlus’ independent registered public accounting firm is not required by Public Company Accounting Oversight Board standards to formally attest to the effectiveness of BancPlus’ internal control over financial reporting until after BancPlus is no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), but no later than December 31, 2025. At such time, BancPlus’ independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which BancPlus’ internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on BancPlus’ business, financial condition or results of operations.

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

In addition to being affected by general economic conditions, BancPlus’ earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. After a prolonged period of reduced rates, the Federal Reserve raised interest rates in 2022 and 2023 before lowering rates in late 2024. However, future changes to its monetary policy and the timing of such changes are not certain. The effects of such policies upon BancPlus’ business, financial condition or results of operations cannot be predicted.

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

Holders of BancPlus common stock are entitled to receive only such cash dividends as the board of directors may declare out of funds legally available for the payment of dividends. However, the amount and frequency of cash dividends, if any, will be determined by the BancPlus board of directors after consideration of a number of factors, including, but not limited to: (1) BancPlus’ historical and projected financial condition, liquidity and results of operations; (2) BancPlus’ capital levels and needs; (3) any acquisitions or potential acquisitions that BancPlus is considering; (4) contractual, statutory and regulatory prohibitions and other limitations; (5) general economic conditions; and (6) other factors deemed relevant by the BancPlus board of directors. BancPlus’ ability to pay dividends may also be limited on account of BancPlus’ outstanding indebtedness and preferred stock, as it generally must make payments on its junior subordinated debentures, its outstanding indebtedness, and its outstanding preferred stock before any dividends can be paid on BancPlus’ common stock. Finally, because BancPlus’ primary asset is its investment in the stock of BankPlus, BancPlus is dependent upon dividends from BankPlus to pay its operating expenses, satisfy its obligations and pay dividends on BancPlus common stock, and BankPlus’ ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the board of directors of BankPlus. There are numerous laws and banking regulations and guidance that limit BancPlus’ and BankPlus’ ability to pay dividends. Therefore, there can be no assurance that BancPlus will pay any dividends to holders of its common stock, or as to the amount of any such dividends.

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

Additionally, beginning with the time BancPlus is no longer an emerging growth company, but no later than December 31, 2025, BancPlus may be required to engage its independent registered public accounting firm to audit and opine on the design and operating effectiveness of its internal control over financial reporting. This process will require significant documentation of policies, procedures and systems, and review of that documentation and testing of BancPlus’ internal control over financial reporting by its internal auditing and accounting staff and its independent registered public accounting firm. This process will require considerable time and attention from management, which could prevent BancPlus from successfully implementing its business initiatives and improving its business, financial condition or results of operations, strain its internal resources, and increase its operating costs. BancPlus may experience higher than anticipated operating expenses, including those associated with SEC reporting, and outside auditor fees during the implementation of these changes and thereafter.

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

BancPlus may become involved in litigation matters in the ordinary course of business. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, BancPlus may in the future be subject to consent orders or other enforcement actions by its regulators. BancPlus may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding its current and/or prior business activities. Any such legal or regulatory actions may subject BancPlus to substantial compensatory or punitive damages, significant fines, penalties, obligations to change its business practices or other requirements resulting in increased expenses, diminished income and damage to its reputation. BancPlus’ involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in its favor, could also cause significant harm to its reputation and divert management’s attention from the operation of its business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. For example, BancPlus could be subject to litigation related to intellectual property. Banking and other financial services companies, such as BancPlus, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, BancPlus may have to engage in protracted litigation. Such litigation is often expensive, time-consuming and disruptive to BancPlus’ operations and distracting to management. The outcome of legal and regulatory actions could have an adverse effect on BancPlus’ business, financial condition or results of operations.

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

Various state and federal banking and other regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. For example, a final rule that the federal banking agencies issued in November 2021 requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. In addition, the SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. Ensuring that BancPlus’ collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase its costs. Furthermore, BancPlus may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with BancPlus, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), BancPlus could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of BancPlus’ measures to safeguard personal information, or even the perception that such measures are inadequate, could cause BancPlus to lose customers or potential customers for its products and services and thereby reduce its revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject BancPlus to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage its reputation and otherwise adversely affect its business, financial condition, or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

BancPlus recognizes the critical importance of assessing, identifying, and managing material risks from cybersecurity threats and safeguarding the security of its banking operations and data, including protecting its customers’ information. As described in more detail below, BancPlus has established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats (collectively, the “cybersecurity program”). The Company has devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and has made significant investments to maintain the security of the Company’s banking operations and data and cybersecurity infrastructure.

Risk Management and Strategy

BancPlus’ cybersecurity program is integrated into its overall enterprise-wide risk management program and based on guidance established by the National Institute of Standards and Technology (“NIST”), the Federal Financial Institutions Examination Council (“FFIEC”) and other applicable regulatory standards, as described below.

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

Education and Awareness

BancPlus’ cybersecurity program requires each of the Company’s employees to contribute to the Company’s data security efforts. The Company regularly educates and tests employees on the importance of the proper handling and protection of customer and employee data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats.

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

Cybersecurity Risk Oversight

The BancPlus board of directors, through the Risk Committee, provides direction and oversight of the enterprise-wide risk management framework of BancPlus. The Risk Committee of the BancPlus board of directors oversees the Company’s cybersecurity program. They receive regular reports from the Cybersecurity Committee about the prevention, detection, mitigation, and remediation of cybersecurity risks, including cybersecurity incidents, information security vulnerabilities, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents. BancPlus’ risk management framework is overseen by the Chief Risk Officer at the management level. BancPlus’ CISO has primary responsibility for assessing and managing material cybersecurity risks and leads management’s Cybersecurity Committee. The CISO’s experience spans over 20 years of cybersecurity operations and management, leading teams in highly regulated industries such as financial services, healthcare, education, and cybersecurity consulting for private and public companies. The CISO holds a Master of Business Administration and has attained a variety of professional certifications such as CISSP, CISM, GLAW, and GSEC, among others. The CISO reports to the Chief Risk Officer. See the section entitled “Business—Enterprise Risk Management” in Part I, Item 1 of this Annual Report on Form 10-K for additional information on the role of the BancPlus board of directors and its committees in overseeing risk management.

Relevant Regulations

As a regulated financial institution, BankPlus is also subject to financial privacy laws and the Company’s cybersecurity practices are subject to oversight by the federal banking agencies. In addition, the SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy, and governance. For additional information, see the section entitled “Business—Supervision and Regulation—Financial Privacy and Cybersecurity” in Part I, Item 1 of this Annual Report on Form 10-K.

Prior Incidents

Although BancPlus has not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected its business, financial condition or results of operations, there can be no guarantee that it will not experience such an incident in the future. There can be no guarantee that BancPlus’ policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. For additional information regarding the risks the Company faces from cybersecurity threats, please see the risk factor titled “Unauthorized access, cyber-crime and other threats to data security may subject BancPlus to regulatory action or penalties, require significant resources, harm BancPlus’ reputation, and otherwise cause harm to its business” included in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

BancPlus’ executive offices and those of BankPlus are located at 1068 Highland Colony Parkway, Ridgeland, Mississippi 39157 and, as of December 31, 2024, we operated 84 branch offices in Mississippi, Alabama, Louisiana, and Florida.

As of December 31, 2024, BankPlus owned 72 of its branch offices. The other facilities are occupied under lease agreements, the terms of which range from 1 to 97 years. BancPlus believes that its banking and other facilities are in good condition and are suitable and adequate to meet its needs.

ITEM 3. LEGAL PROCEEDINGS

For information about our legal proceedings refer to Note 18 Commitments and Contingencies in our Notes to Consolidated Financial Statements for the year ended December 31, 2024 contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Our Common Stock

There is no public trading market for BancPlus common stock. At February 14, 2025, there were 1,178 holders of record of our common stock as reported by our transfer agent. Because there have been no recent private sales of BancPlus common stock of which BancPlus is aware, no recent price data regarding BancPlus common stock is available.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters in this Annual Report on Form 10-K.

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

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Our wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of December 31, 2024, we operated 84 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of December 31, 2024, we had $6.75 billion of total deposits, and our deposit base consisted of 87.6% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 2.53% for the year ended December 31, 2024. Our loan portfolio was comprised of 71.4% commercial loans and 28.6% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi MSA as of June 30, 2024, and we believe we are well-positioned for future growth.
2024 Fiscal Year Highlights

•Net income for the year ended December 31, 2024 was $64.8 million, compared with $60.1 million for the same period of 2023
•Diluted earnings per share for the year ended December 31, 2024 were $5.41, compared with $5.25 for the same period of 2023
•Net interest income was $235.8 million for the year ended December 31, 2024, compared with $230.2 million for the same period of 2023
•Total loans held for investment were $6.14 billion at December 31, 2024, compared with $6.08 billion at December 31, 2023

Recent Regulatory Developments

For information regarding legislation and regulation applicable to BancPlus, see “Business—Supervision and Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.

Results of Operations

The following discussion of BancPlus’ results of operations compares the year ended December 31, 2024 to the year ended December 31, 2023. For additional information on BancPlus’ financial condition as of December 31, 2023 and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2023.
Net Income

Net income for the years ended December 31, 2024 and 2023 was $64.8 million and $60.1 million, respectively. BancPlus’ annualized return on average assets for the years ended December 31, 2024 and 2023 was 0.83% and 0.82%, respectively. BancPlus’ annualized return on average equity for the years ended December 31, 2024 and 2023 was 8.63% and 8.66%, respectively.

The increase in net income and return on average assets for the year ended December 31, 2024 compared to the same period of 2023 was primarily the result of increased net interest income in the current year. The decrease in return on average equity for the year ended December 31, 2024 compared to the same period of 2023 was the result in higher average equity in the current year.
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

For the year ended December 31, 2024, interest income was $422.4 million, an increase of $56.9 million, or 15.6%, compared to interest income of $365.5 million for the year ended December 31, 2023. The increase in interest income was primarily the result of higher interest rates in the current year as well as increased interest-earning assets as a result of organic loan growth and increased balances of interest bearing deposits with banks and investment securities.

For the year ended December 31, 2024, interest expense was $186.6 million, an increase of $51.4 million, or 38.0%, compared to interest expense of $135.2 million for the year ended December 31, 2023. The increase in interest expense was primarily the result of higher interest rates and increased interest-bearing deposits in the current year.

For the year ended December 31, 2024, net interest income was $235.8 million, an increase of $5.5 million, or 2.4%, compared to net interest income of $230.2 million for the year ended December 31, 2023.

Net interest margin for the year ended December 31, 2024 decreased 11 basis points to 3.22% from 3.33% for the same period of 2023 primarily as a result of the higher interest rate environment seen in the current year with rates on interest-bearing liabilities outpacing yields on interest-earning assets in the current year.
Our average interest-earning assets at December 31, 2024 increased $0.40 billion, or 5.83%, to $7.33 billion from $6.92 billion at December 31, 2023. BancPlus’ average interest-bearing liabilities at December 31, 2024 increased $0.54 billion, or 10.66%, to $5.64 billion from $5.10 billion at December 31, 2023. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to organic loan and deposit growth. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 129.8% and 135.8% for the years ended December 31, 2024 and 2023, respectively.
BancPlus’ average interest earning assets produced a tax-equivalent yield of 5.76% for the year ended December 31, 2024 compared to 5.28% for the year ended December 31, 2023, respectively. The average rate paid on interest-bearing liabilities was 3.31% for the year ended December 31, 2024 compared to 2.65% for the year ended December 31, 2023. The year-over-year changes in yields reflect the rising interest rate environment seen in the current year.
Average Balances and Yields
The following tables show, for the years ended December 31, 2024 and 2023, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Years Ended December 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (1)	Average Balance	Interest & Fees	Yield / Rate (1)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$209,791	$10,963	5.23%	$47,536	$2,278	4.79%
Federal funds sold	—	—	—%	—	—	—%
	209,791	10,963	5.23%	47,536	2,278	4.79%
Investment securities:
Taxable investment securities	906,244	29,324	3.24%	754,605	19,118	2.53%
Tax-exempt investment securities	52,609	1,323	2.51%	60,482	1,452	2.40%
Total securities	958,853	30,647	3.20%	815,087	20,570	2.52%
Loans (2)	6,137,698	379,441	6.18%	6,034,079	341,376	5.66%
Federal Home Loan Bank stock	20,429	1,331	6.52%	26,204	1,270	4.85%
Total interest-earning assets	7,326,771	422,382	5.76%	6,922,906	365,494	5.28%
Noninterest-earning assets	457,824			448,206
Total assets	$7,784,595			$7,371,112

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,381,070	$25,673	1.86%	$1,469,828	$20,467	1.39%
Savings and money market deposits	2,149,201	66,504	3.09%	2,017,787	53,746	2.66%
Time deposits	1,721,862	73,835	4.29%	1,043,152	30,518	2.93%
Federal funds purchased	128	8	6.25%	1,640	80	4.88%
FHLB advances	255,189	11,515	4.51%	429,657	21,326	4.96%
Other borrowings	1,380	19	1.38%	3,423	51	1.49%
Subordinated debentures	133,755	9,077	6.79%	133,560	9,057	6.78%
Total interest-bearing liabilities	5,642,585	186,631	3.31%	5,099,047	135,245	2.65%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,307,121			1,496,042
Other noninterest-bearing liabilities	83,817			81,298
Total noninterest-bearing liabilities	1,390,938			1,577,340
Shareholders’ equity (3)	751,072			694,725
Total liabilities and shareholders’ equity	$7,784,595			$7,371,112
Net interest income/net interest margin (4)		235,751	3.22%		230,249	3.33%
Net interest spread (5)			2.46%			2.63%
Taxable equivalent adjustment:
Tax-exempt investment securities (6)		427			468
Net interest income/net interest margin (4)		$236,178	3.22%		$230,717	3.33%

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

	Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$8,479	$206	$8,685
Investment securities:
Taxable investment securities	4,907	5,299	10,206
Tax-exempt investment securities	(198)	69	(129)
Total securities	4,709	5,368	10,077
Loans, net	6,406	31,659	38,065
Federal Home Loan Bank stock	(376)	437	61
Total interest-earning assets	$19,218	$37,670	$56,888

Interest-bearing liabilities:
Interest-bearing transaction deposits	$(1,650)	$6,856	$5,206
Savings and money market deposits	4,066	8,692	12,758
Time deposits	29,104	14,213	43,317
Federal funds purchased	(94)	22	(72)
FHLB advances	(7,873)	(1,938)	(9,811)
Other borrowings	(28)	(4)	(32)
Subordinated debentures	13	7	20
Total interest-bearing liabilities	$23,538	$27,848	$51,386
Net interest income	$(4,320)	$9,822	$5,502

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

For the year ended December 31, 2024, the provision for credit losses was $5.8 million compared to $2.9 million for the same period of 2023, an increase of $2.8 million, or 96.9%. The increase was primarily attributable to an increase in the calculated loss rate on historical balances as well as an increase in the balance of the loan portfolio. The components of the provision for (recovery of) credit losses were:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Loans	$9,102	$4,456	$4,646	104.3%
Available for sale securities	—	2,035	(2,035)	(100.0)%
Unfunded loan commitments	(3,320)	(3,554)	234	(6.6)%
	$5,782	$2,937	$2,845	96.9%

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

Noninterest income was $71.2 million for the year ended December 31, 2024, compared to $69.8 million for the same period of 2023, an increase of $1.4 million, or 2.0%, primarily due to increases in income from fiduciary activities, life insurance income, mortgage origination income and debit card interchange partially offset by decreases in CDFI grants and service charges on deposit accounts.

The following table presents the major components of noninterest income for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$23,927	$25,080	$(1,153)	(4.6)%
Mortgage origination income	5,203	4,087	1,116	27.3%
Debit card interchange	10,962	10,262	700	6.8%
Income from fiduciary activities	9,959	8,440	1,519	18.0%
ATM income	5,384	5,742	(358)	(6.2)%
Brokerage and insurance fees and commissions	2,905	2,765	140	5.1%
Life insurance income	4,329	2,956	1,373	46.4%
CDFI grants	280	2,288	(2,008)	(87.8)%
Other income	8,226	8,144	82	1.0%
Total	$71,175	$69,764	$1,411	2.0%

Service charges on deposit accounts decreased $1.2 million, or 4.6%, to $23.9 million for the year ended December 31, 2024, compared to $25.1 million for the same period of 2023. The decrease was primarily the result of lower non-sufficient funds fees in the current year.

Mortgage origination income increased $1.1 million, or 27.3%, to $5.2 million for the year ended December 31, 2024 compared to $4.1 million for the same period of 2023. The increase was primarily the result of increased volume in the current year period.

Debit card interchange increased $700,000, or 6.8%, to $11.0 million for the year ended December 31, 2024 compared to $10.3 million for the same period of 2023. The increase is primarily attributable to higher volume incentives received in the current year.

Income from fiduciary activities increased $1.5 million, or 18.0%, to $10.0 million for the year ended December 31, 2024 compared to $8.4 million for the same period of 2023. The increase is primarily attributable to increases in assets under management as a result of higher equity markets in the current year.

Life insurance income increased $1.4 million, or 46.4%, to $4.3 million for the year ended December 31, 2024 compared to $3.0 million for the same period of 2023. The increase was primarily the result of death benefits paid in the current year on policies held by BancPlus.

CDFI grant income decreased $2.0 million, or 87.8%, to $280,000 for the year ended December 31, 2024 from $2,288,000 for the same period of 2023. The decrease is the result of a grant awarded in September 2023 from the CDFI Equitable Recovery Program.

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

For the year ended December 31, 2024, noninterest expense totaled $220.0 million, a decrease of $897,000, or 0.4%, from $220.9 million for the year ended December 31, 2023 primarily due to decreases in other expenses, professional fees, and marketing and promotional expenses partially offset by increases in salaries and employee benefits expense, other real estate expenses and losses, and net occupancy expenses.

The following table presents the major components of noninterest expense for the year ended December 31, 2024 compared to the year ended December 31, 2023:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$129,603	$127,259	$2,344	1.8%
Net occupancy expenses	18,835	18,181	654	3.6%
Furniture, equipment and data processing expenses	29,849	30,309	(460)	(1.5)%
Marketing and promotional expenses	6,841	7,503	(662)	(8.8)%
Other real estate expenses and losses	1,688	745	943	126.6%
Professional fees	4,523	6,272	(1,749)	(27.9)%
Other expenses	28,643	30,610	(1,967)	(6.4)%
Total	$219,982	$220,879	$(897)	(0.4)%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 58.9% and 57.6% of total noninterest expense for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, salaries and employee benefits expense increased $2.3 million, or 1.8%, to $129.6 million, compared to $127.3 million for the year ended December 31, 2023. The increase in salaries and employee benefits expense was primarily due to an increase in bonus expense in the current year as well as normal annual salary increases for employees and related expenses, partially offset by a reduction in medical and insurance expense.

Net occupancy expenses increased $654,000, or 3.6%, to $18.8 million for the year ended December 31, 2024, compared to $18.2 million for the same period of 2023. The increase was primarily attributable to increases in the cost of taxes, insurance and maintenance on bank premises in the current year.

Marketing and promotional expenses decreased $662,000, or 8.8%, to $6.8 million, for the year ended December 31, 2024, compared to $7.5 million for the prior year. The decrease was primarily attributable to expanded marketing campaigns in new and existing markets incurred in the prior year.

Other real estate expenses and losses increased $943,000, or 126.6%, to $1.7 million for the year ended December 31, 2024, compared to $745,000 for the prior year. The increase was primarily attributable to higher balances in other real estate in the current year which resulted in increased write downs and maintenance expense for the year ended December 31, 2024.

Professional fees decreased $1.7 million, or 27.9%, to $4.5 million for the year ended December 31, 2024 compared to $6.3 million for the year ended December 31, 2023. The decrease was primarily the result of increased legal expenses in the prior year from our portion of the previously disclosed Joint Settlement in the Madison Timber proceeding.

Other expenses decreased $2.0 million, or 6.4%, to $28.6 million for the year ended December 31, 2024, compared to $30.6 million for the prior year. The decrease was primarily attributable to a decrease in branch closure expense and Louisiana shares tax in the current year.
Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $16.4 million for the year ended December 31, 2024, compared to $16.1 million for the same period of 2023. For the year ended December 31, 2024, the increase in income tax expense was the result of larger income before taxes in the current year. BancPlus’ effective tax rate for the year ended December 31, 2024 was 20.2% compared to 21.1% for the same period of 2023. For the year ended December 31, 2024, the decrease in effective tax rate was the result of the impact of permanent tax items.

Financial Condition

The following discussion compares BancPlus’ financial condition as of December 31, 2024 to December 31, 2023.

Assets

Total assets at December 31, 2024 were $7.93 billion, an increase of $284.3 million over total assets of $7.64 billion at December 31, 2023. Total cash and cash equivalents increased $143.0 million, or 53.7%, to $409.6 million at December 31, 2024, compared to $266.6 million at December 31, 2023, primarily due to increases in deposits. Total loans increased $54.0 million, or 0.9%, to $6.14 billion at December 31, 2024, compared to $6.08 billion at December 31, 2023 as a result of organic loan growth. Investment securities increased $79.6 million, or 8.7%, from $911.2 million at December 31, 2023 to $990.8 million at December 31, 2024 primarily as a result of increases in deposits.

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

As of December 31, 2024, 4.2% of BancPlus’ investment securities portfolio was classified as held to maturity and 95.8% was classified as available for sale. As of December 31, 2023, 6.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 93.9% was classified as available for sale. Securities available for sale increased $93.5 million, or 10.9%, from $856.0 million at December 31, 2023 to $949.6 million at December 31, 2024 primarily as a result of increases in BancPlus’ portfolio of U.S. treasuries and U.S. government agency obligations.

At December 31, 2024, U.S. government agency obligations represented 54.0%, U.S. treasuries represented 24.6%, municipal securities represented 8.3%, mortgage-backed securities represented 8.2%, and corporate investments represented 4.9% of BancPlus’ investment securities portfolio. At December 31, 2023, U.S. government agency obligations represented 49.9%, U.S. treasuries represented 23.1%, municipal securities represented 10.9%, mortgage-backed securities represented 10.3%, corporate investments represented 5.0%, and asset-backed securities represented 0.8% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
U.S. Government agency obligations	$—	—%	$—	—%
Issued by states and political subdivisions	41,278	4.17%	55,170	6.05%
Residential mortgage-backed securities	—	—%	—	—%
Total held-to-maturity	41,278	4.17%	55,170	6.05%

Available for Sale:
(At fair value)
U.S. Treasuries	244,068	24.63%	210,118	23.06%
U.S. Government agency obligations	534,996	53.99%	454,923	49.93%
Issued by states and political subdivisions	41,030	4.14%	44,191	4.85%
Mortgage-backed securities:
Residential	68,651	6.93%	82,028	9.00%
Commercial	12,405	1.25%	12,273	1.35%
Asset-backed securities	—	—%	6,949	0.76%
Corporate investments	48,402	4.88%	45,539	5.00%
Total available for sale	949,552	95.83%	856,021	93.95%

Total investment securities	$990,830	100.00%	$911,191	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using federal and state tax rates of 21% and 5%, respectively.

	Maturity as of December 31, 2024
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Treasuries	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government agency obligations	—	—%	—	—%	—	—%	—	—%
Issued by states and political subdivisions	17,901	3.37%	19,042	2.59%	3,545	3.72%	790	4.39%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	—	—%
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held-to-maturity	$17,901	3.37%	$19,042	2.59%	$3,545	3.72%	$790	4.39%

Available for sale:
U.S. Treasuries	$151,606	4.43%	$92,462	4.09%	$—	—%	$—	—%
U.S. Government agency obligations	95,403	1.04%	421,298	3.21%	18,296	1.61%	—	—%
Issued by states and political subdivisions	5,894	2.36%	21,638	3.24%	12,168	3.16%	1,329	4.03%
Mortgage-backed securities:
Residential	—	—%	948	1.73%	6,691	3.10%	61,011	2.49%
Commercial	—	—%	9,493	1.51%	2,682	1.58%	230	2.43%
Asset-backed securities	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	1,424	5.63%	46,129	4.25%	850	4.50%
Total available for sale	$252,903	3.10%	$547,263	3.33%	$85,966	3.36%	$63,420	2.55%

Total investment securities	$270,804	3.12%	$566,305	3.31%	$89,511	3.38%	$64,210	2.57%

	Maturity as of December 31, 2023
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$—	—%	$—	—%
Issued by states and political subdivisions	13,776	1.42%	35,076	2.94%	5,093	3.61%	1,225	4.31%
Mortgage-backed securities:
Residential
Commercial	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held-to-maturity	13,776	1.42%	35,076	2.94%	5,093	3.61%	1,225	4.31%

Available for sale:
U.S. Treasuries	$171,802	5.22%	$38,316	3.89%	$—	—%	$—	—%
U.S. Government agency obligations	75,249	0.68%	338,867	2.25%	38,980	2.31%	1,827	7.14%
Issued by states and political subdivisions	2,962	2.99%	23,863	2.78%	14,667	3.13%	2,699	4.24%
Mortgage-backed securities:
Residential	—	—%	1,546	1.81%	4,023	2.80%	76,459	2.56%
Commercial	—	—%	9,290	1.52%	2,685	1.58%	298	2.47%
Asset-backed securities	—	—%	—	—%	—	—%	6,949	6.71%
Corporate investments	—	—%	1,360	6.21%	43,487	4.27%	692	4.50%
Total available for sale	250,013	3.83%	413,242	2.43%	103,842	3.25%	88,924	3.04%

Total investment securities	$263,789	3.70%	$448,318	2.47%	$108,935	3.26%	$90,149	3.06%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of December 31, 2024		As of December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$1,640,428	26.73%	$1,551,777	25.51%
Construction and land development	534,366	8.71%	731,449	12.03%
Farmland	307,372	5.01%	309,840	5.09%
Other commercial	2,836,836	46.24%	2,666,956	43.85%
Total real estate	5,319,002	86.69%	5,260,022	86.48%
Commercial and industrial	603,828	9.84%	631,528	10.38%
Agricultural production and other loans to farmers	100,839	1.64%	91,976	1.51%
Consumer and other	112,310	1.83%	98,485	1.62%
Total loans, gross	6,135,979	100.00%	6,082,011	100.00%
Allowance for credit losses	(71,913)		(65,872)
Total loans, net	$6,064,066		$6,016,139

Our loan portfolio was comprised of 71.4% commercial loans and 28.6% consumer loans as of December 31, 2024, compared to 72.9% commercial loans and 27.1% consumer loans as of December 31, 2023. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At December 31, 2024, BancPlus’ loan portfolio included $318.1 million of loan participations purchased, or 5.18% of total loans, which included $121.4 million of shared national credits. At December 31, 2023, BancPlus’ loan portfolio included $392.8 million of loan participations purchased, or 6.46% of total loans, which included $191.2 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of December 31, 2024
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$168,240	$680,167	$393,150	$398,871	$1,640,428
Construction and land development	267,426	231,240	27,063	8,637	534,366
Farmland	49,943	135,745	104,561	17,123	307,372
Other commercial	484,284	1,846,367	354,738	151,447	2,836,836
Total real estate	969,893	2,893,519	879,512	576,078	5,319,002
Commercial and industrial	206,208	345,083	52,537	—	603,828
Agricultural production and other loans to farmers	55,315	44,207	1,317	—	100,839
Consumer and other loans	30,826	72,875	4,299	4,310	112,310
Total loans	$1,262,242	$3,355,684	$937,665	$580,388	$6,135,979

	As of December 31, 2023
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$167,444	$501,115	$477,595	$405,623	$1,551,777
Construction and land development	330,448	336,288	51,417	13,296	731,449
Farmland	50,778	113,066	112,791	33,205	309,840
Other commercial	317,227	1,686,390	482,256	181,083	2,666,956
Total real estate	865,897	2,636,859	1,124,059	633,207	5,260,022
Commercial and industrial	148,992	418,518	64,018	—	631,528
Agricultural production and other loans to farmers	45,022	46,483	471	—	91,976
Consumer and other loans	24,280	68,383	5,822	—	98,485
Total loans	$1,084,191	$3,170,243	$1,194,370	$633,207	$6,082,011

	As of December 31, 2024
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,242,050	$398,378	$1,640,428
Construction and land development	240,849	293,517	534,366
Farmland	171,780	135,592	307,372
Other commercial	1,946,477	890,359	2,836,836
Total real estate	3,601,156	1,717,846	5,319,002
Commercial and industrial	301,050	302,778	603,828
Agricultural production and other loans to farmers	53,269	47,570	100,839
Consumer and other loans	68,923	43,387	112,310
Total loans	$4,024,398	$2,111,581	$6,135,979

	As of December 31, 2023
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,222,057	$329,720	$1,551,777
Construction and land development	345,469	385,980	731,449
Farmland	181,753	128,087	309,840
Other commercial	1,977,444	689,512	2,666,956
Total real estate	3,726,723	1,533,299	5,260,022
Commercial and industrial	328,076	303,452	631,528
Agricultural production and other loans to farmers	47,231	44,745	91,976
Consumer and other loans	67,785	30,700	98,485
Total loans	$4,169,815	$1,912,196	$6,082,011

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At December 31, 2024, BancPlus had total off-balance sheet commitments of $1.12 billion. At December 31, 2024, BancPlus had an allowance for credit loss on off-balance sheet commitments of $5.6 million.

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of December 31, 2024
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,611,245	$2,874	$26,277	$32	$1,640,428
Construction and land development	527,474	2,549	4,343	—	534,366
Farmland	303,228	479	3,665	—	307,372
Other commercial	2,819,926	2,052	14,127	731	2,836,836
Total real estate	5,261,873	7,954	48,412	763	5,319,002
Commercial and industrial	580,999	6,521	15,069	1,239	603,828
Agricultural production and other loans to farmers	99,963	—	876	—	100,839
Consumer and other	111,732	258	320	—	112,310
Total	$6,054,567	$14,733	$64,677	$2,002	$6,135,979

	As of December 31, 2023
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,531,377	$—	$20,400	$—	$1,551,777
Construction and land development	728,493	246	2,710	—	731,449
Farmland	306,916	—	2,924	—	309,840
Other commercial	2,654,378	—	12,578	—	2,666,956
Total real estate	5,221,164	246	38,612	—	5,260,022
Commercial and industrial	617,896	—	12,016	1,616	631,528
Agricultural production and other loans to farmers	91,893	—	83	—	91,976
Consumer and other	98,332	—	153	—	98,485
Total	$6,029,285	$246	$50,864	$1,616	$6,082,011

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans that are 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Nonaccrual loans:
Real estate loans:
Residential properties	$6,070	$3,180
Construction and land development	2,634	239
Farmland	346	642
Other commercial	3,511	1,613
Total real estate	12,561	5,674
Commercial and industrial	1,912	1,523
Agricultural production and other loans to farmers	—	—
Consumer and other	194	17
Total nonaccrual loans	14,667	7,214

90+ days past due and accruing:
Real estate loans:
Residential properties	3,591	270
Construction and land development	869	—
Farmland	1,761	—
Other commercial	1,255	124
Total real estate	7,476	394
Commercial and industrial	726	339
Agricultural production and other loans to farmers	643	—
Consumer and other	1	28
Total 90+ days past due and accruing	8,846	761
Total nonperforming loans	23,513	7,975
Plus: foreclosed assets	7,963	2,368
Total nonperforming assets	$31,476	$10,343

Nonaccrual loans to total loans	0.24%	0.12%
Nonperforming loans to total loans	0.38%	0.13%
Nonperforming assets to total assets	0.40%	0.14%
Allowance for credit losses to nonaccrual loans	490.30%	913.11%
Total nonperforming assets increased by $21.1 million, or 204.3%, from $10.3 million at December 31, 2023 to $31.5 million at December 31, 2024, primarily as a result of increases in nonaccrual and past due real estate loans and foreclosed assets in the current year. The increases in nonperforming loans and foreclosed assets resulted in a corresponding increase in the ratios for nonaccrual loans to total loans, nonperforming loans to total loans and nonperforming assets to total assets for the year ended December 31, 2024.

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

These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During 2024, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of supply chain disruptions, labor shortages, and the conflicts in Ukraine and the Middle East. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for credit losses.

The allowance for credit losses was $71.9 million and $65.9 million, and the allowance for credit losses as a percentage of loans was 1.17% and 1.08%, at December 31, 2024 and December 31, 2023, respectively. The increase was primarily attributable to an increase in the calculated loss rate on historical balances as well as an increase in the balance of the loan portfolio. Net charge-offs totaled $3.1 million and $2.2 million for the year ended December 31, 2024 and 2023, respectively. The variance was primarily the result of an increase in charge-offs on commercial and industrial and consumer and other loans partially offset by an increase in recoveries on consumer and other loans in the current year period.

The following is a summary of the activity in the allowance for credit loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Balance, beginning of period	$65,872	$42,875
Impact of adopting ASU 2016-13	—	20,744
Charge-offs:
Residential properties	399	255
Construction and land development	284	128
Farmland	—	114
Other commercial	427	399
Total real estate	1,110	896
Commercial and industrial	1,420	835
Agricultural production and other loans to farmers	—	53
Consumer and other	3,834	3,170
Total charge-offs	6,364	4,954
Recoveries:
Residential properties	334	222
Construction and land development	87	105
Farmland	52	101
Other commercial	312	219
Total real estate	785	647
Commercial and industrial	121	274
Agricultural production and other loans to farmers	—	27
Consumer and other	2,397	1,803
Total recoveries	3,303	2,751
Net charge-offs	3,061	2,203
Provision for credit losses	9,102	4,456
Balance, end of period	$71,913	$65,872

Total loans, end of period (including loans held for sale)	$6,145,374	$6,088,536
Average loans	6,137,698	6,034,079
Net charge-offs to average loans	0.05%	0.04%
Allowance for credit losses to total loans	1.17%	1.08%

The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Years Ended December 31,
	2024			2023
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans
Residential properties	65	1,613,469	—%	33	1,477,924	—%
Construction and land development	197	635,425	0.03%	23	813,680	—%
Farmland	(52)	310,664	(0.02)%	13	298,649	—%
Other commercial	115	2,752,730	—%	180	2,556,639	0.01%
Commercial and industrial	1,299	610,872	0.21%	561	698,071	0.08%
Agricultural production and other loans to farmers	—	101,506	—%	26	83,337	0.03%
Consumer and other	1,437	103,956	1.38%	1,367	99,712	1.37%
Loans held for sale	—	9,076	—%	—	6,067	—%
Total	3,061	6,137,698	0.05%	2,203	6,034,079	0.04%

The following tables present a summary of the allocation of the allowance for credit losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$25,845	35.9%	$20,487	31.1%
Construction and land development	9,937	13.8%	15,494	23.5%
Farmland	4,187	5.8%	1,229	1.9%
Other commercial	20,914	29.1%	21,044	31.9%
Total real estate	60,883	84.7%	58,254	88.4%
Commercial and industrial	9,431	13.1%	6,556	10.0%
Agricultural production and other loans to farmers	722	1.0%	241	0.4%
Consumer and other	877	1.2%	821	1.2%
Total allowance for credit losses	$71,913	100.0%	$65,872	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million at both December 31, 2024 and December 31, 2023. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the merger (the “SCC Merger”) with State Capital Corp. (“SCC”), the holding company of State Bank & Trust Company, and the FTC Merger. Total other intangible assets at December 31, 2024 and December 31, 2023 were $8.4 million and $9.9 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent
Non-interest bearing	$1,307,121	0.00%	19.93%	$1,496,042	0.00%	24.82%
Interest bearing:
Transaction accounts	1,381,070	1.86%	21.06%	1,469,828	1.39%	24.39%
Money market and other savings accounts	2,149,201	3.09%	32.77%	2,017,787	2.66%	33.48%
Certificates of deposit	1,528,993	4.15%	23.31%	1,038,396	2.91%	17.23%
Brokered time deposits	192,869	5.41%	2.94%	4,756	5.45%	0.08%
Total deposits	$6,559,254	2.53%	100.00%	$6,026,809	1.74%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $532.4 million, or 8.8%, to $6.56 billion at December 31, 2024 compared with $6.03 billion at December 31, 2023 primarily resulted from increases in money market and other savings accounts and certificates of deposit driven by the higher interest rate market in addition to an increase in brokered deposits. At December 31, 2024 and 2023, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $1.72 billion and $1.99 billion, respectively.

The following table shows the maturity of certificates of deposit, including brokered time deposits, as of December 31, 2024:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$193,071	$347,599	$540,670	$105,315
Over 3 months through 6 months	159,771	313,953	473,724	68,021
Over 6 months through 12 months	233,015	480,983	713,998	119,515
Over 12 months	48,141	93,633	141,774	26,391
Total deposits	$633,998	$1,236,168	$1,870,166	$319,242

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At December 31, 2024 and December 31, 2023, BancPlus had no short-term borrowings. The following is a summary of our short-term borrowings during the periods presented.

(Dollars in thousands)	Balances Outstanding			Weighted Average Rate
December 31, 2024	Maximum Month End	Average Daily	At Period End	During Period	At Period End
Federal funds purchased	$—	$128	$—	5.97%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$—	$128	$—

December 31, 2023
Federal funds purchased	$—	$1,642	$—	4.86%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$—	$1,642	$—

Advances from FHLB and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. As of December 31, 2024 and December 31, 2023, BancPlus had $185.0 million and $375.1 million in FHLB borrowings, at a weighted average interest rate of 4.33% and 4.79%, respectively.

The Company also has available funding from the Federal Reserve Bank’s discount window which it utilizes from time to time for short-term funding. At December 31, 2024 and December 31, 2023, the Company had no borrowings outstanding with the Federal Reserve Bank.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	December 31, 2024
2025	$125,013
2026	60,014
2027	14
2028	5
2029	—
Thereafter	—
Total	$185,046

Subordinated Debentures. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and are being amortized over the life of the Notes. At December 31, 2024 and December 31, 2023, the remaining unamortized balance of these issuance costs was $785,000 and $928,000, respectively. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to the Three-Month Term SOFR plus 586 basis points, with interest during this period payable quarterly in arrears. The Notes qualify as Tier 2 capital for regulatory capital purposes. The Company used the proceeds from the Notes for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the consolidated balance sheet at December 31, 2024 due to the remaining purchase premium of $203,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	December 31, 2024	December 31, 2023
First Bancshares of Baton Rouge Statutory Trust I	2034	Variable(1)	$4,124	$4,124
State Capital Statutory Trust IV	2035	Variable(2)	5,155	5,155
BancPlus Statutory Trust II	2036	Variable(3)	20,619	20,619
BancPlus Statutory Trust III	2037	Variable(4)	20,619	20,619
State Capital Master Trust	2037	Variable(5)	6,186	6,186
			$56,703	$56,703
________________________________
(1)Reprices quarterly based on three-month CME Term SOFR plus 2.50%, plus 0.26161% SOFR spread adjustment.
(2)Reprices quarterly based on three-month CME Term SOFR plus 1.99%, plus 0.26161% SOFR spread adjustment.
(3)Reprices quarterly based on three-month CME Term SOFR plus 1.50%, plus 0.26161% SOFR spread adjustment.
(4)Reprices quarterly based on three-month CME Term SOFR plus 1.35%, plus 0.26161% SOFR spread adjustment.
(5)Reprices quarterly based on three-month CME Term SOFR plus 1.46%, plus 0.26161% SOFR spread adjustment.

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at December 31, 2024 due to the remaining purchase discount which was established upon the SCC Merger and is being amortized over the remaining life of the debentures. At December 31, 2024 and December 31, 2023, the remaining unamortized purchase discount was $3.2 million and $3.5 million, respectively.

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

Shareholders’ equity increased $49.4 million, or 6.8%, to $774.4 million at December 31, 2024 from $725.1 million at December 31, 2023, primarily due net income of $64.8 million, other comprehensive gain of $5.5 million, and stock compensation expense of $5.0 million partially offset by common stock dividends paid of $21.9 million, preferred stock dividends paid of $2.6 million, and shares withheld to satisfy withholding obligation in the vesting of restricted stock of $1.3 million.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

Primary Liquidity – On-Balance Sheet (Dollars in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$409,639	$266,591
Total securities	990,830	911,191
Less: pledged securities	(157,665)	(122,105)
Total primary liquidity	$1,242,804	$1,055,677
Ratio of primary liquidity to total deposits	18.4%	16.7%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity (Dollars in thousands)	December 31, 2024	December 31, 2023
Net secured borrowing capacity with the FHLB	$1,927,118	$1,892,541
Net secured borrowing capacity with the Federal Reserve Bank	1,198,946	515,558
Unsecured borrowing capacity with correspondent lenders	198,000	218,000
Available capacity on revolving line of credit	—	20,000
Total secondary liquidity	$3,324,064	$2,646,099
Ratio of primary and secondary liquidity to total deposits	67.6%	58.5%

During the year ended December 31, 2024, BancPlus’ primary liquidity increased by $0.19 billion to $1.24 billion, compared to $1.06 billion at December 31, 2023, primarily due to an increase in cash and cash equivalents and securities. Secondary liquidity increased by $0.68 billion to $3.32 billion as of December 31, 2024 from $2.65 billion as of December 31, 2023. This increase was primarily due to an increase in BancPlus’ Federal Reserve borrowing capacity.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $5.91 billion and $5.77 billion and represented 87.6% and 91.1% of total deposits as of December 31, 2024 and December 31, 2023, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources.

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

Due to state banking laws, BankPlus may not pay dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $28.8 million and $28.8 million for the years ended December 31, 2024 and December 31, 2023, respectively, to BancPlus. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of December 31, 2024 and December 31, 2023, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action.

As of December 31, 2024 and December 31, 2023, BancPlus and BankPlus met the minimum CBLR requirement and therefore satisfied the capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
As of December 31, 2024:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	795,241	10.07%	710,980	9.00%

Bank:
Community Bank Leverage Ratio	799,421	10.13%	710,566	9.00%

	Actual		Minimum Requirement to be Well Capitalized
As of December 31, 2023	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	756,155	10.02%	679,472	9.00%

Bank:
Community Bank Leverage Ratio	755,482	10.01%	679,129	9.00%

Contractual Obligations

Contractual obligations as of December 31, 2024, totaled $2.229 billion and were primarily comprised of deposits with maturities of $1.870 billion, FHLB advances of $185.0 million, subordinated debentures of $133.9 million and operating lease obligations of $40.2 million. Contractual obligations due within the next twelve months were $1.859 billion and were primarily related to time deposits with maturity dates and FHLB advances. Contractual obligations due in more than 12 months were $370.4 million and were comprised of $141.8 million of time deposits with maturity dates and $133.9 million of subordinated debentures with maturities ranging from 2034 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

Recent Accounting Pronouncements

See Note 1 Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

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
The following is a discussion of the critical accounting policies and significant estimates that BancPlus believes require BancPlus to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our 2024 consolidated financial statements elsewhere in this Annual Report on Form 10-K.
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

Allowance for Credit Losses - Unfunded Loan Commitments

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

Potential changes over a 12-month horizon to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of December 31, 2024 and 2023 are presented in the table below (dollars in thousands). The projections assume immediate, parallel shifts down and up from the yield curves of 100, 200, and 300 basis points.

	As of December 31, 2024
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%
300	(5,418)	(2.0)%	(165,245)	(14.1)%
200	(5,031)	(1.8)%	(108,177)	(9.3)%
100	(5,052)	(1.9)%	(58,845)	(5.0)%
Unchanged	—	—%	—	—%
-100	(2,118)	(0.8)%	22,083	1.9%
-200	166	0.1%	39,213	3.4%
-300	5,826	2.1%	48,297	4.1%

	As of December 31, 2023
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%
300	(15,978)	(6.8)%	(79,469)	(12.4)%
200	(10,341)	(4.4)%	(51,902)	(8.1)%
100	(5,076)	(2.1)%	(25,440)	(4.0)%
Unchanged	—	—%	—	—%
-100	5,559	2.4%	22,024	3.4%
-200	10,292	4.4%	38,680	6.0%
-300	14,391	6.1%	52,515	8.2%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 2.0% decrease in net interest income and a 14.1% decrease in EVE as of December 31, 2024. At December 31, 2023, in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 6.8% decrease in net interest income and a 12.4% decrease in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced a decrease of 0.8% in net interest income and a 1.9% increase in EVE as of December 31, 2024, and a 2.4% increase in net interest income and a 3.4% increase in EVE as of December 31, 2023.

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

December 31, 2024, 2023, and 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
BancPlus Corporation and Subsidiaries
Ridgeland, Mississippi

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BancPlus Corporation and its subsidiaries (Company) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2023 due to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2008.

/s/ Forvis Mazars, LLP

Jackson, Mississippi

March 7, 2025

BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31,
	2024	2023
Assets:
Cash and due from banks	$90,602	$94,868
Interest bearing deposits with banks	319,037	171,723
Total cash and cash equivalents	409,639	266,591
Securities available for sale, net of allowance for credit losses of zero and $2,035 at December 31, 2024 and 2023, respectively	949,552	856,021
Securities held to maturity - fair value: $41,144 - 2024; $55,045 - 2023	41,278	55,170
Loans held for sale	9,395	6,525

Loans	6,135,979	6,082,011
Less: Allowance for credit losses	71,913	65,872
Net loans	6,064,066	6,016,139

Premises and equipment, net	141,008	123,145
Operating lease right-of-use asset	29,545	32,603
Accrued interest receivable	33,464	30,086
Goodwill	62,772	62,772
Other assets	186,062	193,459
	$7,926,781	$7,642,511
Liabilities:
Deposits	$6,753,978	$6,325,736
Advances from Federal Home Loan Bank and other borrowings	185,046	375,059
Subordinated debentures	133,875	133,677
Operating lease liabilities	31,425	34,424
Accrued interest payable	13,757	10,539
Other liabilities	34,281	38,025
Total liabilities	7,152,362	6,917,460

Commitments and Contingent Liabilities:
Redeemable common stock owned by ESOP	95,253	84,998

Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value 250,000 authorized, issued and outstanding at December 31, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $250,000	250,000	250,000
Common Stock, par value $1.00 per share. 100,000,000 authorized and 11,694,256 issued and outstanding at December 31, 2024, and 100,000,000 authorized and 11,613,221 issued and outstanding at December 31, 2023	11,694	11,613
Additional paid-in capital	127,215	123,611
Retained earnings	411,186	370,955
Accumulated other comprehensive loss	(25,676)	(31,128)
	774,419	725,051
Less: Redeemable common stock owned by ESOP	(95,253)	(84,998)
Total shareholders' equity	679,166	640,053
	$7,926,781	$7,642,511

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2024	2023	2022
Interest income:
Interest and fees on loans	$379,441	$341,376	$233,048
Taxable securities	29,324	19,118	10,336
Tax-exempt securities	1,323	1,452	1,589
Interest bearing bank balances and other	12,294	3,548	1,449
Total interest income	422,382	365,494	246,422
Interest expense:
Deposits	166,011	104,731	14,951
Advances from Federal Home Loan Bank	11,515	21,326	4,596
Other borrowings	9,105	9,188	7,074
Total interest expense	186,631	135,245	26,621
Net interest income	235,751	230,249	219,801
Provision for credit losses	5,782	2,937	1,365
Net interest income after provision for credit losses	229,969	227,312	218,436

Other operating income:
Service charges on deposit accounts	23,927	25,080	29,952
Mortgage origination income	5,203	4,087	6,510
Debit card interchange	10,962	10,262	10,150
Other income	31,083	30,335	23,585
Total other operating income	71,175	69,764	70,197

Other operating expenses:
Salaries and employee benefits	129,603	127,259	122,933
Net occupancy expenses	18,835	18,181	18,213
Furniture, equipment and data processing expenses	29,849	30,309	29,845
Other expenses	41,695	45,130	40,253
Total other operating expenses	219,982	220,879	211,244

Income before income taxes	81,162	76,197	77,389
Income tax expense	16,361	16,062	16,614
Net income	$64,801	$60,135	$60,775
Preferred stock dividends	2,625	—	—
Net income available to common shareholders	$62,176	$60,135	$60,775

Earnings per common share - basic	$5.42	$5.27	$5.43
Earnings per common share - diluted	$5.41	$5.25	$5.41

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$64,801	$60,135	$60,775
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	7,260	15,907	(57,312)
Tax effect	(1,808)	(3,961)	14,271
Total other comprehensive income (loss), net of tax	5,452	11,946	(43,041)
Comprehensive income	$70,253	$72,081	$17,734

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Unearned ESOP Compensation		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Less: Redeemable common stock owned by the ESOP	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
January 1, 2022	—	$—	10,115,945	$10,116	$(1,401)		$67,380	$314,357	$(33)	$(100,487)	$289,932
Net income	—	—	—	—	—		—	60,775	—	—	60,775
Issuance of preferred stock	250,000	250,000	—	—	—			—	—	—	250,000
Issuance of common stock for the Acquisition of First Trust Corporation	—	—	1,444,732	1,445	—		55,044	—	—	—	56,489
Issuance of common stock	—	—	200	—	—		13	—	—	—	13
Other comprehensive loss, net	—	—	—	—	—		—	—	(43,041)	—	(43,041)
Issuance of restricted stock	—	—	96,938	97	—		(97)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(10,438)	(11)	—		(702)	—	—	—	(713)
Stock based compensation	—	—	—	—	—		4,307	—	—	—	4,307
Net change fair value of ESOP shares	—	—	—	—	—		—	—	—	3,503	3,503
Purchase of Company stock	—	—	(47,782)	(48)	—		(3,055)	—	—	—	(3,103)
Common stock released by ESOP	—	—	—	—	1,401		—	—	—	—	1,401
Dividends declared ($1.64 per share)	—	—	—	—	—		—	(18,447)	—	—	(18,447)
December 31, 2022	250,000	$250,000	11,599,595	$11,599	$—		$122,890	$356,685	$(43,074)	$(96,984)	$601,116
Cumulative change in accounting principle	—	—	—	—	—		—	(24,953)	—	—	(24,953)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	250,000	250,000	11,599,595	11,599	—	—	122,890	331,732	(43,074)	(96,984)	576,163
Net income	—	—	—	—	—		—	60,135	—	—	60,135
Other comprehensive income, net	—	—	—	—	—		—	—	11,946	—	11,946
Issuance of restricted stock	—	—	76,574	77	—		(77)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(15,287)	(15)	—		(1,005)	—	—	—	(1,020)
Stock based compensation	—	—	—	—	—		4,615	—	—	—	4,615
Net change fair value of ESOP shares	—	—	—	—	—		—	—	—	11,986	11,986
Purchase of Company stock	—	—	(47,661)	(48)	—		(2,812)	—	—	—	(2,860)
Dividends declared ($1.80 per share)	—	—	—	—	—		—	(20,912)	—	—	(20,912)
December 31, 2023	250,000	$250,000	11,613,221	$11,613	$—		$123,611	$370,955	$(31,128)	$(84,998)	$640,053

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)
(continued)

	Preferred Stock			Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Less: Redeemable common stock owned by the ESOP	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
January 1, 2024	250,000	$250,000		11,613,221	$11,613	$123,611	$370,955	$(31,128)	$(84,998)	$640,053
Net income	—	—		—	—	—	64,801	—	—	64,801
Other comprehensive income, net	—	—		—	—	—	—	5,452	—	5,452
Issuance of restricted stock	—	—		104,021	104	(104)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—		(22,986)	(23)	(1,322)	—	—	—	(1,345)
Stock based compensation	—	—		—	—	5,030	—	—	—	5,030
Net change fair value of ESOP shares	—	—		—	—	—	—	—	(10,255)	(10,255)
Dividends declared ($1.88 per share)	—	—		—	—	—	(21,945)	—	—	(21,945)
Preferred stock dividends	—	—		—	—	—	(2,625)	—	—	(2,625)
December 31, 2024	250,000	$250,000	—	11,694,256	$11,694	$127,215	$411,186	$(25,676)	$(95,253)	$679,166

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income per consolidated statements of income	$64,801	$60,135	$60,775
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	5,782	2,937	1,365
Depreciation and amortization	10,071	10,287	9,918
Net accretion of securities	(7,572)	—	—
Net (gain) loss on sales of premises and equipment	(1,529)	1,049	338
Write-downs of assets held for sale	470	1,440	—
Net loss on sales of other real estate owned	7	8	212
Gain on loans held for sale	(5,203)	—	—
Write-downs of other real estate owned	975	422	563
Deferred income tax expense	2,800	397	589
Federal Home Loan Bank stock dividends	(1,299)	(1,240)	(101)
Common stock released by ESOP	—	—	1,401
Stock based compensation expense	5,030	4,615	4,307
Origination of loans held for sale	(284,319)	(258,185)	(290,201)
Proceeds from loans held for sale	286,728	257,033	301,649
Earnings on bank-owned life insurance	(4,329)	(2,286)	(2,563)
Net change in:
Accrued interest receivable and other assets	(5,018)	(9,406)	(1,750)
Accrued interest payable and other liabilities	(426)	16,798	3,307
Net cash from operating activities	66,969	84,004	89,809

Cash flows from investing activities:
Purchases of securities available for sale	(1,117,101)	(777,834)	(128,802)
Maturities and calls of securities available for sale	1,038,645	562,489	55,169
Maturities, prepayments and calls of securities held to maturity	13,845	7,030	9,270
Net increase in loans	(62,775)	(262,134)	(1,209,346)
Purchases of premises and equipment	(32,641)	(19,588)	(16,744)
Proceeds from sales of premises and equipment	11,999	43	294
Proceeds from sales of other real estate owned	3,552	3,796	5,324
Investment in unconsolidated entities	(5,627)	(254)	(30)
Distributions from unconsolidated entities	—	483	2,490
Cash received in excess of cash paid for acquisition	—	—	165,974
Proceeds from bank-owned life insurance	2,729	350	—
Redemptions of Federal Home Loan Bank stock	10,917	13,223	—
Purchases of Federal Home Loan Bank stock	—	(15,927)	(15,063)
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Net cash used in investing activities	(136,457)	(488,323)	(1,131,464)
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$(25,500)	$(307,073)	$(148,496)
Money market, NOW and savings deposits	21,378	127,633	289,699
Certificates of deposit	432,364	680,272	(151,126)
Proceeds from FHLB advances	215,000	8,185,000	3,535,000
Payments on FHLB advances	(405,013)	(8,128,025)	(3,237,417)
Proceeds from other borrowings	345,004	345,500	20,000
Payments on other borrowings	(345,004)	(345,500)	(20,000)
Payment of debt issuance costs	—	—	(25)
Issuance of common stock	—	—	13
Issuance of preferred stock	—	—	250,000
Shares withheld to pay taxes on restricted stock vesting	(1,345)	(1,020)	(713)
Purchase of Company stock	—	(2,860)	(3,103)
Cash dividends paid on preferred stock	(2,403)	—	—
Cash dividends paid on common stock	(21,945)	(20,912)	(18,447)
Net cash from financing activities	212,536	533,015	515,385

Net change in cash and cash equivalents	143,048	128,696	(526,270)

Cash and cash equivalents at beginning of year	266,591	137,895	664,165

Cash and cash equivalents at end of year	$409,639	$266,591	$137,895

Supplemental cash flow information:
Interest paid	$183,413	$127,040	$25,712
Federal and state income tax payments	14,675	14,525	14,875
Acquisition of real estate in non-cash foreclosures	5,747	2,363	1,799
Fair value of assets acquired net of liabilities assumed	—	—	59,572
Transfers from premises and equipment to assets held for sale	—	9,506	—

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The allowance for credit losses, fair value of financial instruments and status of contingencies are particularly subject to change. Material estimates that are subject to significant change in the near term are the allowance for credit losses for loans held for investment and the allowance for credit losses on unfunded loan commitments. Actual results could differ from these estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include interest and noninterest-bearing cash accounts and federal funds sold. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. The Company had deposits with correspondent banks that exceeded federally insured limits by $10.0 million at December 31, 2024. Net cash flows are reported for customer deposit transactions and short term borrowings. Cash flows from loans are classified at the time according to management’s intent to either sell or hold the loan for the foreseeable future. When management’s intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.

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

Federal Home Loan Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Company’s investment in member bank stock is carried at cost and included in other assets in the consolidated balance sheets. The carrying value of the Company’s FHLB stock was evaluated and determined not to be impaired for the years ended December 31, 2024 and 2023. Both cash and stock dividends are reported as income.

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance, ASC Topic 740, “Income Taxes”. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. A valuation allowance, if needed, reduces deferred assets to the amount expected to be realized. The Company did not have a valuation allowance recorded with respect to the realization of deferred income taxes at December 31, 2024 or 2023.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Uncertain tax positions are recognized if it is more likely than not that the tax position will be realized or sustained upon examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not recognize any uncertain tax positions at December 31, 2024 or 2023.

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

	Year Ended
(Dollars in thousands, except per share data)	2024	2023	2022
Net income available to common shareholders	$62,176	$60,135	$60,775

Common stock	11,462,789	11,420,482	11,193,762
Dilutive effect of stock-based awards	35,974	24,108	43,404
Dilutive effect of unallocated stock	—	—	4,513
Total weighted average diluted shares	11,498,763	11,444,590	11,241,679

Basic earnings per common shares	$5.42	$5.27	$5.43
Diluted earnings per common shares	$5.41	$5.25	$5.41

Operating Segments

The Company’s reportable segments are determined by the Chief Operating Decision Maker (“CODM”), based upon information provided about the Company’s revenue streams from its various products and services, primarily financial services operations. The Company has determined that its CODM is not a single individual, but rather a group of executives comprising the Chief Executive Officer and other senior executives. The Company’s operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all financial services operations are considered by management to be aggregated into one reportable operating segment. The CODM uses consolidated net income to benchmark the Company against its competitors and assess performance. Revenue is generated by loans, investments, and deposits. Interest expense, provision for credit losses, and salaries and employee benefits expense provide significant expenses in the financial services operations.

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

Effect of Recently Adopted Accounting Standards

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13 which requires earlier measurement of credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Many of the previous loss estimation techniques are still permitted, although the inputs to those techniques have changed to reflect the full amount of expected credit losses over the life of the loan. ASU 2016-13 was effective for the Company for annual and interim periods beginning on January 1, 2023. The measurement of expected credit losses under the current expected credit loss (“CECL”) methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures. In addition, ASU 2016-13 made changes to the accounting for available-for-sale debt securities, which includes requiring credit losses to be presented as an allowance rather than as a write-down when management does not intend to sell the securities.

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

Accounting Standards Update 2023-02 (“ASU 2023-02”), “Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” In March 2023, the FASB issued ASU 2023-02 which allows entities to elect to account for tax equity investments using the proportional amortization method, regardless of the tax credit program from which the income tax credits are received, if certain conditions are met. ASU 2023-02 was effective for the Company for annual and interim periods beginning on January 1, 2024. The adoption of ASU 2023-02 did not materially impact the Company’s consolidated financial statements.

Accounting Standards Update 2023-07 (“ASU 2023-07”), “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” In November 2023, the FASB issued ASU 2023-07 which expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 was effective for the Company for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. The adoption of ASU 2023-07 did not materially impact the Company’s consolidated financial statements.
Accounting Standards Update 2023-09 (“ASU 2023-09”), “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” In December 2023, the FASB issued ASU 2023-09 which requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 was effective for the Company for annual and interim periods beginning on January 1, 2025, though early adoption is permitted. The adoption of ASU 2023-09 did not materially impact the Company’s consolidated financial statements.
Effect of Recently Issued, But Not Yet Effective Accounting Standards

Accounting Standards Update 2024-03 (“ASU 2024-03”), “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” In November 2024, the FASB issued ASU 2024-03 which requires entities to disclose details about specific expenses, such as inventory purchases, employee compensation, depreciation, amortization and depletion, included within commonly presented income statement expense captions. The disaggregated expense captions must be disclosed in a tabular format in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028. The adoption of ASU 2024-03 is not expected to materially impact the Company’s consolidated financial statements.

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

For the year ended December 31, 2022, the Company incurred approximately $11.8 million of acquisition expenses in connection with the FTC Merger, respectively. These expenses are recorded in salaries and employee benefits expenses, furniture equipment and data processing expenses, and other expenses in the Company’s Consolidated Statement of Income for the year ended December 31, 2022.

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

Year Ended December 31,
(In thousands, except per share data)	2022
Net interest income	$227,394
Other operating income	71,429
Net income available to common shareholders	63,404
Earnings per common share:
Basic	$5.55
Diluted	5.52

Note 3: Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
(Dollars in thousands)		Gains	Losses
December 31, 2024
U.S. Treasuries	$244,520	$273	$725	$—	$244,068
U.S. Government agencies	551,530	733	17,267	—	534,996
Residential mortgage-backed securities	79,061	3	10,413	—	68,651
Commercial mortgage-backed securities	13,512	—	1,107	—	12,405
Corporate investments	52,427	13	4,038	—	48,402
State and political subdivisions	42,691	57	1,718	—	41,030
Total available for sale	$983,741	$1,079	$35,268	$—	$949,552

December 31, 2023
U.S Treasuries	$210,213	$356	$451	$—	$210,118
U.S. Government agencies	475,747	2,433	23,257	—	454,923
Residential mortgage-backed securities	91,994	25	9,991	—	82,028
Commercial mortgage-backed securities	13,675	—	1,402	—	12,273
Asset backed securities	6,913	84	48	—	6,949
Corporate investments	53,380	—	7,841	—	45,539
State and political subdivisions	47,583	133	1,490	(2,035)	44,191
Total available for sale	$899,505	$3,031	$44,480	$(2,035)	$856,021

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies. At December 31, 2024 and 2023, the Company had an allowance for credit losses on available for sale securities of zero and $2.0 million, respectively. The following table provides a roll-forward of the allowance for credit losses on securities available for sale for the periods presented.

	Year Ended December 31,
(In thousands)	2024	2023
Beginning balance	$2,035	$—
Impact of adopting CECL	—	—
Provision for credit losses on available for sale securities	—	2,035
Available for sale security charged off	(2,035)	—
Ending Balance	$—	$2,035

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
December 31, 2024
States and political subdivisions	$41,278	$—	$134	$41,144
Total held to maturity	$41,278	$—	$134	$41,144

December 31, 2023
States and political subdivisions	$55,170	$1	$126	$55,045
Total held to maturity	$55,170	$1	$126	$55,045

Provided below is a summary of investment securities without an allowance for credit losses that were were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
December 31, 2024:
Available for sale:
U.S Treasuries	$53,637	$462	$4,716	$263	$58,353	$725
U. S. Government agencies	179,142	1,982	244,622	15,285	423,764	17,267
Residential mortgage-backed securities	2,280	29	66,142	10,384	68,422	10,413
Commercial mortgage-backed securities	—	—	12,405	1,107	12,405	1,107
States and political subdivisions	4,375	68	31,633	1,650	36,008	1,718
Corporate investments	—	—	47,962	4,038	47,962	4,038
	$239,434	$2,541	$407,480	$32,727	$646,914	$35,268

Held to maturity:
States and political subdivisions	$628	$8	$4,150	$127	$4,778	$135
	$628	$8	$4,150	$127	$4,778	$135

December 31, 2023:
Available for sale:
U.S. Treasuries	$—	$—	$9,534	$451	$9,534	$451
U. S. Government agencies	4,983	17	315,605	23,240	320,588	23,257
Residential mortgage-backed securities	118	1	80,621	9,990	80,739	9,991
Commercial mortgage-backed securities	—	—	12,273	1,402	12,273	1,402
Asset backed securities	—	—	1,477	48	1,477	48
States and political subdivisions	5,154	50	31,549	1,440	36,703	1,490
Corporate investments	4,045	335	41,493	7,506	45,538	7,841
	$14,300	$403	$492,552	$44,077	$506,852	$44,480

Held to maturity:
States and political subdivisions	$378	$1	$5,675	$125	$6,053	$126
	$378	$1	$5,675	$125	$6,053	$126

The number of debt securities in an unrealized loss position increased from 317 at December 31, 2023 to 342 at December 31, 2024. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The unrealized losses on debt securities have not been recognized as income because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2024:
One year or less	$254,327	$252,903	$17,901	$17,900
After one through five years	561,297	547,263	19,042	18,909
After five through ten years	94,410	85,966	3,545	3,545
After ten years	73,707	63,420	790	790
	$983,741	$949,552	$41,278	$41,144
December 31, 2023:
One year or less	$251,930	$250,013	$13,776	$13,762
After one through five years	429,703	413,242	35,076	34,995
After five through ten years	118,946	103,842	5,093	5,063
After ten years	98,926	88,924	1,225	1,225
	$899,505	$856,021	$55,170	$55,045

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in thousands)
December 31, 2024	$164,840	$157,665	$—	$—

December 31, 2023	$128,675	$122,105	$—	$—

The Company monitors the credit quality of held-to-maturity debt securities on a quarterly basis through the use of credit ratings. The following table summarizes the amortized cost basis of held-to-maturity debt securities at December 31, 2024 by credit rating:

(Dollars in thousands)	December 31, 2024
State and political subdivisions held-to-maturity:
S&P: AA+, AA, AA- / Moody's: Aa1, Aa2, Aa3	$3,742
S&P: A+, A, A- / Moody's: A1, A2, A3	673
S&P: BBB+, BBB, BBB- / Moody's: Baa1, Baa2, Baa3	498
Not rated	36,365
$41,278

Note 4: Loans

The following is a summary of the Company’s loan portfolio by loan class.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Secured by real estate:
Residential properties	$1,640,428	$1,551,777
Construction and land development	534,366	731,449
Farmland	307,372	309,840
Other commercial	2,836,836	2,666,956
Total real estate	5,319,002	5,260,022
Commercial and industrial loans	603,828	631,528
Agricultural production and other loans to farmers	100,839	91,976
Consumer and other loans	112,310	98,485
Total loans before allowance for credit losses	$6,135,979	$6,082,011

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

The following table presents the amortized cost basis of nonaccrual loans, segregated by class as of December 31, 2024 and 2023.

(In thousands)	Total Nonaccrual	Nonaccrual with no Allowance for Credit Loss	Past Due 90 days or more and Accruing
December 31, 2024
Secured by real estate:
Residential properties	$6,070	$—	$3,591
Construction and land development	2,634	—	869
Farmland	346	—	1,761
Other commercial	3,511	—	1,255
Total real estate	12,561	—	7,476
Commercial and industrial loans	1,912	—	726
Agricultural production and other loans to farmers	—	—	643
Consumer and other loans	194	—	1
Total non-accrual loans	$14,667	$—	$8,846

December 31, 2023
Secured by real estate:
Residential properties	$3,180	$—	$270
Construction and land development	239	—	—
Farmland	642	—	—
Other commercial	1,613	—	124
Total real estate	5,674	—	394
Commercial and industrial loans	1,523	—	339
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	17	—	28
Total non-accrual loans	$7,214	$—	$761

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the year ended December 31, 2024, there were no significant changes to the collateral which secures the collateral-dependent loans, whether due to general deterioration or other reason. The following table presents the amortized cost basis of collateral-dependent loans by class and collateral type as of December 31, 2024 and 2023.

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Equipment	Unsecured
December 31, 2024
Secured by real estate:
Residential properties	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Farmland	—	—	—	—	—
Other commercial	3,256	—	—	—	—
Total real estate	3,256	—	—	—	—
Commercial and industrial loans	—	1,229	8,114	1,814	176
Agricultural production and other loans to farmers	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total	$3,256	$1,229	$8,114	$1,814	$176

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Stock
December 31, 2023
Secured by real estate:
Residential properties	$1,276	$—	$—	$—
Construction and land development	—	—	—	—
Farmland	—	—	—	—
Other commercial	3,226	—	—	—
Total real estate	4,502	—	—	—
Commercial and industrial loans	—	1,349	8,706	1,375
Agricultural production and other loans to farmers	—	—	—	—
Consumer loans	—	—	—	—
Total	$4,502	$1,349	$8,706	$1,375

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(Dollars in thousands)	Past Due 30-89 Days	Past Due 90 Days or more	Total Past Due	Current	Total Loans

December 31, 2024
Secured by real estate:
Residential properties	$12,938	$6,986	$19,924	$1,620,504	$1,640,428
Construction and land development	1,131	3,508	4,639	529,727	534,366
Farmland	1,299	1,778	3,077	304,295	307,372
Other commercial	3,070	4,249	7,319	2,829,517	2,836,836
Total real estate	18,438	16,521	34,959	5,284,043	5,319,002
Commercial and industrial loans	1,948	1,176	3,124	600,704	603,828
Agricultural production and other loans to farmers	419	643	1,062	99,777	100,839
Consumer loans	581	114	695	111,615	112,310
Total	$21,386	$18,454	$39,840	$6,096,139	$6,135,979

	Past Due 30-89 Days	Past Due 90 Days or more	Total Past Due	Current	Total Loans

(Dollars in thousands)
December 31, 2023
Secured by real estate:
Residential properties	$9,867	$2,144	$12,011	$1,539,766	$1,551,777
Construction and land development	1,609	—	1,609	729,840	731,449
Farmland	88	380	468	309,372	309,840
Other commercial	4,159	1,320	5,479	2,661,477	2,666,956
Total real estate	15,723	3,844	19,567	5,240,455	5,260,022
Commercial and industrial loans	2,868	441	3,309	628,219	631,528
Agricultural production and other loans to farmers	192	—	192	91,784	91,976
Consumer loans	708	39	747	97,738	98,485
Total	$19,491	$4,324	$23,815	$6,058,196	$6,082,011
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
The following table presents the amortized cost basis of loans at December 31, 2024 and 2023 and that were both to borrowers experiencing financial difficulty and modified during the years ended December 31, 2024 and 2023, by class and type of modification.

	Year Ended December 31, 2024
	Term Extension	Payment Delay	Combination - Term Extension & Payment Delay	Total	% of Total Loans
(Dollars in thousands)
Other commercial	$899	$1,149	$—	$2,048	0.03%
Commercial and industrial	176	1,794	20	1,990	0.03%
Total	$1,075	$2,943	$20	$4,038	0.06%

	Year Ended December 31, 2023
	Term Extension	% of Total Loans
(Dollars in thousands)
Other commercial	$1,699	0.03%
Commercial and industrial	8,706	0.14%
Total	$10,405	0.17%
The following table describes the financial effects of the modification made to one borrower experiencing financial difficulty during the year ended December 31, 2024.

Year Ended December 31, 2024
	Term Extension	Payment Delay	Combination - Payment Delay & Term Extension
Other commercial	Extended the term 6 months	Delayed the payment 9 months	N/A
Commercial and industrial	Extended the term 7 months	Delayed the payment 9 months	Extended the term 6 months and delayed the payment 9 months

The following table presents the performance of loans that have been modified during the year ended December 31, 2024.

	Year Ended December 31, 2024
(In thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Secured by real estate:
Residential properties	$—	$—	$—
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	2,048	—	—
Total real estate	2,048	—	—
Commercial and industrial loans	1,990	—	—
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total loans before allowance for credit losses	$4,038	$—	$—
The following table describes the financial effects of the modification made to two borrowers experiencing financial difficulty during the year ended December 31, 2023.

Year Ended December 31, 2023
Term Extension
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
The following table reflects loans by credit quality indicator and origination year at December 31, 2024. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$248,634	$227,392	$364,409	$263,390	$109,439	$76,815	$321,166	$1,611,245
Special mention	—	575	—	—	—	—	2,299	2,874
Classified	1,345	2,086	7,375	3,502	1,903	5,754	4,344	26,309
Total residential real estate	$249,979	$230,053	$371,784	$266,892	$111,342	$82,569	$327,809	$1,640,428
Current period gross write offs	$—	$16	$45	$127	$12	$181	$18	$399

Construction & land development:
Pass	$46,693	$25,499	$26,219	$6,778	$2,794	$4,700	$414,791	$527,474
Special mention	—	—	154	—	—	—	2,395	2,549
Classified	—	246	246	7	957	2,086	801	4,343
Total construction & land development	$46,693	$25,745	$26,619	$6,785	$3,751	$6,786	$417,987	$534,366
Current period gross write offs	$—	$—	$—	$9	$—	$—	$275	$284

Farmland:
Pass	$40,404	$33,050	$70,171	$26,211	$22,870	$17,868	$92,654	$303,228
Special mention	363	96	—	—	—	—	20	479
Classified	73	1,542	417	527	62	1,044	—	3,665
Total farmland	$40,840	$34,688	$70,588	$26,738	$22,932	$18,912	$92,674	$307,372

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate:
Pass	$161,438	$171,619	$466,422	$362,617	$233,807	$222,231	$1,201,792	$2,819,926
Special mention	501	—	470	—	—	—	1,081	2,052
Classified	643	2,360	2,631	2,851	2,226	3,562	585	14,858
Total other commercial real estate	$162,582	$173,979	$469,523	$365,468	$236,033	$225,793	$1,203,458	$2,836,836
Current period gross write offs	$—	$7	$—	$194	$—	$1	$225	$427

Commercial & industrial loans:
Pass	$92,599	$64,806	$110,620	$26,626	$15,720	$12,401	$258,227	$580,999
Special mention	—	288	5,575	—	—	—	658	6,521
Classified	125	8,797	2,813	1,146	410	2,026	991	16,308
Total commercial & industrial loans	$92,724	$73,891	$119,008	$27,772	$16,130	$14,427	$259,876	$603,828
Current period gross write offs	$—	$170	$635	$42	$3	$1	$569	$1,420

Agricultural production & other loans to farmers:
Pass	$15,726	$8,990	$4,312	$2,335	$2,279	$537	$65,784	$99,963
Special mention	—	—	—	—	—	—	—	—
Classified	4	221	8	—	—	—	643	876
Total agricultural production & other loans to farmers	$15,730	$9,211	$4,320	$2,335	$2,279	$537	$66,427	$100,839
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer & other loans:
Pass	$41,583	$15,326	$6,043	$1,953	$2,435	$2,771	$41,621	$111,732
Special mention	—	258	—	—	—	—	—	258
Classified	24	105	79	3	29	—	80	320
Total consumer & other loans	$41,607	$15,689	$6,122	$1,956	$2,464	$2,771	$41,701	$112,310
Current period gross write offs	$3,164	$235	$91	$70	$52	$49	$173	$3,834
The following table reflects loans by credit quality indicator and origination year at December 31, 2023. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$273,190	$417,855	$305,097	$125,236	$51,299	$74,212	$284,488	$1,531,377
Special mention	—	—	—	—	—	—	—	—
Classified	1,203	3,473	4,661	2,838	2,509	4,785	931	20,400
Total residential real estate	$274,393	$421,328	$309,758	$128,074	$53,808	$78,997	$285,419	$1,551,777
Current period gross write offs	$—	$32	$11	$36	$3	$173	$—	$255

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & land development:
Pass	$58,243	$57,699	$17,349	$3,802	$6,354	$6,323	$578,723	$728,493
Special mention	—	246	—	—	—	—	—	246
Classified	—	416	71	960	1,255	8	—	2,710
Total construction & land development	$58,243	$58,361	$17,420	$4,762	$7,609	$6,331	$578,723	$731,449
Current period gross write offs	$—	$68	$—	$—	$—	$60	$—	$128

Farmland:
Pass	$41,629	$74,359	$32,270	$27,928	$13,295	$19,374	$98,061	$306,916
Special mention	—	—	—	—	—	—	—	—
Classified	425	150	529	116	65	1,300	339	2,924
Total farmland	$42,054	$74,509	$32,799	$28,044	$13,360	$20,674	$98,400	$309,840
Current period gross write offs	$—	$—	$—	$—	$—	$114	$—	$114

Other commercial real estate:
Pass	$200,328	$505,748	$393,612	$245,990	$115,642	$189,852	$1,003,206	$2,654,378
Special mention	—	—	—	—	—	—	—	—
Classified	127	74	5,823	456	1,234	3,365	1,499	12,578
Total other commercial real estate	$200,455	$505,822	$399,435	$246,446	$116,876	$193,217	$1,004,705	$2,666,956
Current period gross write offs	$8	$—	$193	$—	$—	$198	$—	$399

Commercial & industrial loans:
Pass	$109,708	$140,536	$41,974	$36,486	$25,063	$8,052	$256,077	$617,896
Special mention	—	—	—	—	—	—	—	—
Classified	8,954	666	1,169	458	124	1,722	539	13,632
Total commercial & industrial loans	$118,662	$141,202	$43,143	$36,944	$25,187	$9,774	$256,616	$631,528
Current period gross write offs	$67	$434	$63	$13	$16	$9	$233	$835

Agricultural production & other loans to farmers:
Pass	$16,315	$7,336	$4,342	$3,493	$1,137	$581	$58,689	$91,893
Special mention	—	—	—	—	—	—	—	—
Classified	35	—	—	44	4	—	—	83
Total agricultural production & other loans to farmers	$16,350	$7,336	$4,342	$3,537	$1,141	$581	$58,689	$91,976
Current period gross write offs	$34	$12	$—	$—	$—	$—	$7	$53

Consumer & other loans:
Pass	$41,346	$15,080	$4,770	$4,213	$596	$128	$32,199	$98,332
Special mention	—	—	—	—	—	—	—	—
Classified	14	69	24	1	—	—	45	153

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Total consumer & other loans	$41,360	$15,149	$4,794	$4,214	$596	$128	$32,244	$98,485
Current period gross write offs	$2,720	$175	$98	$38	$12	$30	$97	$3,170
Transactions in the allowance for credit losses and balances in the loan portfolio by loan segment are as follows:

(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
December 31, 2024
Allowance for credit losses:
Balance, beginning of year	$6,556	$37,767	$20,487	$1,062	$65,872
Provision for credit losses	4,174	(2,469)	5,423	1,974	9,102
Recoveries on loans	121	451	334	2,397	3,303
Loans charged off	(1,420)	(711)	(399)	(3,834)	(6,364)

Balance, end of year	$9,431	$35,038	$25,845	$1,599	$71,913

Period End Allowance Balance Allocated To:
Individually evaluated	$922	$—	$—	$—	$922
Collectively evaluated	8,509	35,038	25,845	1,599	70,991
Ending balance	$9,431	$35,038	$25,845	$1,599	$71,913

The allowance for credit losses on LHFI increased for the year ended December 31, 2024 primarily as a result of the increase in loans held for investment in the current year. Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled approximately $27.5 million at December 31, 2024 and is excluded from the estimate of credit losses.

(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
December 31, 2023:
Allowance for loan losses:
Balance, beginning of year	$4,750	$26,701	$9,958	$1,466	$42,875
Impact of adopting ASU 2016-13	2,166	12,770	6,464	(656)	20,744
Provision for loan losses	201	(1,488)	4,098	1,645	4,456
Recoveries on loans	274	425	222	1,830	2,751
Loans charged off	(835)	(641)	(255)	(3,223)	(4,954)

Balance, end of year	$6,556	$37,767	$20,487	$1,062	$65,872

Allowance Balances:
Individually evaluated for impairment	$607	$101	$—	$—	$708
Collectively evaluated for impairment	5,949	37,666	20,487	1,062	65,164

Ending balance	$6,556	$37,767	$20,487	$1,062	$65,872

(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
December 31, 2022:
Allowance for loan losses:
Balance, beginning of year	$6,556	$27,133	$9,488	$1,823	$45,000
Provision for loan losses	(136)	(845)	765	1,581	1,365
Recoveries on loans	160	1,093	531	2,592	4,376
Loans charged off	(1,830)	(680)	(826)	(4,530)	(7,866)

Balance, end of year	$4,750	$26,701	$9,958	$1,466	$42,875

Allowance for Credit Losses on Unfunded Loan Commitments

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

	Year Ended December 31,
(In thousands)	2024	2023
Beginning balance	$8,951	$—
Impact of adopting CECL	—	12,505
(Recovery of) provision for credit losses on unfunded loan commitments	(3,320)	(3,554)
Ending Balance	$5,631	$8,951

Note 6: Premises and Equipment

The following is a summary of premises and equipment.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Land	$29,114	$29,604
Bank premises	86,887	79,109
Leasehold improvements	17,761	17,802
Data processing equipment	36,500	35,490
Furniture and other equipment	49,416	47,712
Construction in progress	23,753	9,713
	243,431	219,430
Less accumulated depreciation and amortization	(102,423)	(96,285)
	$141,008	$123,145

Depreciation and amortization expense for premises and equipment totaled $8.5 million in 2024, $8.7 million in 2023, and $8.5 million in 2022.

Note 7: Other Assets

The following is a summary of other assets.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Amortized intangible assets	$8,361	$9,895
Other real estate owned	7,963	2,368
Assets held for sale	786	9,506
Cash value of bank-owned life insurance	106,537	104,980
Federal Home Loan Bank stock	14,016	23,634
Deferred income tax	17,038	21,622
Investment in statutory trusts	1,704	1,704
Other	29,657	19,750
	$186,062	$193,459

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

The following is a summary of amortized intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2024
Core deposit intangibles	$14,726	$6,519	$8,207
Acquired customer relationships	1,415	1,261	154
	$16,141	$7,780	$8,361

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2023
Core deposit intangibles	$14,726	$5,020	$9,706
Acquired customer relationships	1,415	1,226	189
	$16,141	$6,246	$9,895

Amortization expense of intangible assets having determinable useful lives amounted to $1.6 million, $1.6 million, and $1.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. The future amortization schedule for the Company’s intangible assets is as follows:

(Dollars in thousands)
2025	$1,489
2026	1,437
2027	1,379
2028	1,313
2029	1,220
After 2029	1,523
$8,361

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

	Year Ended December 31,
	2024	2023
Lease weighted averages:
Weighted average remaining lease term (years) - operating leases	8.99	9.67
Weighted average discount rate - operating leases	5.03%	4.95%

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Lease expense:
Operating lease expense	$5,978	$5,970
Variable lease expense	1,155	1,065
Short-term lease expense	28	144
Total lease expense	$7,161	$7,179

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	December 31, 2024
Year 1	$5,485
Year 2	5,436
Year 3	5,252
Year 4	5,143
Year 5	4,786
Thereafter	14,094
Total lease payments	40,196
Less: Imputed interest	(8,771)
Total lease obligation	$31,425

Supplemental cash flow related to leases was:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$5,737	$5,559
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,174	$874
Reduction to ROU assets resulting from reductions to lease obligations:
Operating leases	$4,191	$3,953

There were no lease sale transactions in 2024, 2023, or 2022.

Note 9: Other Real Estate Owned

Other real estate owned activity was as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Beginning balance	$2,368	$4,231
Additions	5,747	2,363
Transfer from assets held for sale	4,382	—
Proceeds from sales	(3,552)	(3,796)
Write-downs	(975)	(422)
Net gain (loss) on sales	(7)	(8)
Balance at end of period	$7,963	$2,368

Note 10: Deposits

The following is a summary of the Company’s deposits.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Noninterest-bearing	$1,333,892	$1,359,392
Interest bearing:
Money market, NOW and savings accounts	3,549,920	3,528,541
Certificates of deposit of $250,000 or more	633,998	496,131
Other certificates of deposit	1,236,168	941,672
Total interest bearing	5,420,086	4,966,344
Total deposits	$6,753,978	$6,325,736

At December 31, 2024 and December 31, 2023, the Company had brokered deposits of $229.9 million and $99.8 million, respectively. Brokered deposits are included in other certificates of deposit in the table above.

Scheduled maturities of certificates of deposits are as follows:

(Dollars in thousands)	December 31, 2024
2025	$1,728,392
2026	103,548
2027	16,885
2028	14,087
2029	7,076
After 2028	178
$1,870,166

Note 11: Short-term Borrowings

The following is a summary of the Company’s short-term borrowings.

	Balances Outstanding			Weighted Average Rate
(Dollars in thousands)	Maximum Month End	Average Daily	At Period End	During Period	At Period End
December 31, 2024:
Federal funds purchased	$—	$128	$—	5.97%	—%

December 31, 2023:
Federal funds purchased	$—	$1,642	$—	4.86%	—%

Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U. S. Government agency securities. As of December 31, 2024 and 2023, the Company had unsecured federal funds lines with available commitments totaling $198.0 million and $218.0 million, respectively.

Note 12: Advances from Federal Home Loan Bank and Other Borrowings

The Bank has advances from the FHLB which are collateralized by a blanket lien on first mortgage and other qualifying loans. The following is a summary of these advances.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Balance:
Short-term advances	$185,000	$375,000
Amortizing advances	46	59

	$185,046	$375,059

Range of interest rates:
Short-term advances	4.17% - 4.44%	4.17% - 5.73%
Amortizing advances	2.94%	2.94%

Range of maturities:

Short-term advances	2025 to 2026	2024 to 2026
Amortizing advances	2028	2028

The Bank may not prepay single payment advances without paying a prepayment penalty. These advances are subject to quarterly calls until maturity by the FHLB. The Company had $1.93 billion as of December 31, 2024 and $1.89 billion as of December 31, 2023 available in additional short and long-term borrowing capacity from the FHLB of Dallas.

At December 31, 2024 and 2023, the Company had the ability to draw additional borrowings of $1,198.9 million and $515.6 million, respectively, from the Federal Reserve Bank of St. Louis. The ability to draw borrowings is based on loan collateral pledged with principal balances of $1,482.2 million and $593.7 million as of December 31, 2024 and 2023, respectively, subject to the approval from the Board of Governors of the Federal Reserve System.

Required principal payments on FHLB advances and other borrowings are as follows.

(Dollars in thousands)	December 31, 2024
2025	$125,013
2026	60,014
2027	14
2028	5
$185,046

Note 13: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and will be amortized over the life of the Notes. At December 31, 2024 and December 31, 2023, the remaining unamortized balance of these issuance costs was $785,000 and $928,000, respectively. The Notes will initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “Subordinated Notes”). The Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the Subordinated Notes in whole upon certain other events. The Subordinated Notes are not subject to redemption at the option of the holder. The Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The Subordinated Notes vary from the amount carried on the

Consolidated Balance Sheets at December 31, 2024 due to the remaining purchase premium of $203,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following is a summary of debentures payable to statutory trusts.

(Dollars in thousands)	Year of Maturity	Interest Rate	December 31, 2024	December 31, 2023
First Bancshares of Baton Rouge Statutory Trust I	2034	Variable(1)	$4,124	$4,124
State Capital Statutory Trust IV	2035	Variable(2)	5,155	5,155
BancPlus Statutory Trust II	2036	Variable(3)	20,619	20,619
BancPlus Statutory Trust III	2037	Variable(4)	20,619	20,619
State Capital Master Trust	2037	Variable(5)	6,186	6,186
			$56,703	$56,703
________________________________
(1)Reprices quarterly based on three-month CME Term SOFR plus 2.50%, plus 0.26161% SOFR spread adjustment.
(2)Reprices quarterly based on three-month CME Term SOFR plus 1.99%, plus 0.26161% SOFR spread adjustment.
(3)Reprices quarterly based on three-month CME Term SOFR plus 1.50%, plus 0.26161% SOFR spread adjustment.
(4)Reprices quarterly based on three-month CME Term SOFR plus 1.35%, plus 0.26161% SOFR spread adjustment.
(5)Reprices quarterly based on three-month CME Term SOFR plus 1.46%, plus 0.26161% SOFR spread adjustment.

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at due to the remaining purchase discount which was established upon the SCC Merger and is being amortized over the life of the debentures. At December 31, 2024 and December 31, 2023, the remaining unamortized purchase discount was $3.2 million and $3.5 million, respectively.

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

The Preferred Stock bears no dividend for the first two years following the issuance of the Preferred Stock. Thereafter, the annual dividend rate will be adjusted, not lower than 0.5% and not higher than 2.0%, based on our extension of credit for qualified lending as defined in the terms of the ECIP Interim Final Rule, the Purchase Agreement and the Certificate of Designations (the “Certificate of Designations”) and the investment amount. After the tenth anniversary of the issuance of the Preferred Stock, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10 compared to the baseline qualified lending and the average investment amount. The dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Company had accrued preferred dividends payable of $222,000 at December 31, 2024.

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

Note 15: Other Operating Income and Other Operating Expenses

Significant components of other operating income are summarized as follows.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Income from fiduciary activities	$9,959	$8,440	$7,607
ATM income	5,384	5,742	6,127
Brokerage and insurance fees and commissions	2,905	2,765	2,690
Other real estate income and gains	47	97	150
Life insurance income	4,329	2,956	2,563
Community Development Financial Institutions grants	280	2,288	443
Other	8,179	8,047	4,005
	$31,083	$30,335	$23,585

Significant components of other operating expenses are summarized as follows.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Advertising and marketing	$6,841	$7,503	$6,171
Other real estate expenses and losses	1,688	745	1,262
FDIC and State insurance assessments	5,709	6,066	4,012
Professional fees	4,523	6,272	8,147
Security expense	1,080	912	785
Supplies	1,074	1,169	1,262
Other	20,780	22,463	18,614
	$41,695	$45,130	$40,253

Note 16: Employee Benefits

The Company has an Employee Stock Ownership Plan (“ESOP”) that covers all employees of the Bank who are 21 years of age and work in a position requiring at least one thousand hours of service annually. The ESOP also has 401(k) provisions that allow for employee tax deferred contributions. Participants may make contributions to the ESOP in accordance with applicable regulations and the ESOP’s provisions. The Company makes a 3% “safe harbor” matching contribution, plus an additional matching contribution equal to 50% of the next 2% of an employee’s salary deferral contributions in excess of 3%. Additional contributions are made to the ESOP at the discretion of the board of directors. Total contribution expenses related to the ESOP were $4.4 million in 2024, $4.2 million in 2023, and $3.8 million in 2022.

The ESOP owned 1,454,243 and 1,452,950 shares of the Company's common stock at both December 31, 2024 and 2023, respectively. The ESOP can enter into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock sold by participants in accordance with diversification provisions of the ESOP. These unallocated shares would be released to participants proportionately as the loans are repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, if any, that are used to repay the loan would be treated as compensation expense. As of December 31, 2024, the ESOP had no loans with the Company.

The following table presents information related to the Company’s ESOP-owned shares.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Allocated shares	1,454,243	1,452,950
Unearned shares	—	—
Total ESOP shares	1,454,243	1,452,950

Fair value of unearned shares	$—	$—

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the consolidated balance sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with SEC guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third-party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the consolidated statements of changes of shareholders’ equity. The fair value of shares held by the ESOP at December 31, 2024 was $95.3 million, based on the Company’s previously disclosed appraised value of $65.50 per share of common stock. The fair value of shares held by the ESOP at December 31, 2023 was $85.0 million, based on the Company’s previously disclosed appraised value of $58.50 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

Note 17: Income Taxes

Significant components of income tax expense (benefit) are as follows.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Current:
Federal	$12,400	$12,986	$13,351
State	1,161	2,679	2,674
	13,561	15,665	16,025
Deferred:
Federal	1,802	316	442
State	998	81	147
	2,800	397	589
	$16,361	$16,062	$16,614

The differences between actual income tax expense and the expected amount computed using the applicable Federal rate are summarized as follows.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Amount computed on earnings before income taxes	$17,044	$16,001	$16,251
Tax effect of:
Income from tax-exempt investments, net of disallowed interest deduction	(212)	(244)	(328)
State income taxes, net of Federal tax benefit	1,706	2,180	2,228
Life insurance income	(762)	(564)	(485)
Qualified School Construction Bond credits	(743)	(854)	(854)
New markets tax credit	(575)	(388)	(460)
Low Income Housing Tax credits	(191)	(80)	—
Non-deductible expense	211	230	536
Other, net	(117)	(219)	(274)
	$16,361	$16,062	$16,614

The components of net deferred tax assets (liabilities) are presented in the table below. With limited exception, the Company is no longer subject to income tax examinations by tax authorities for years before 2019.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit losses	$19,386	$19,228
Other real estate	208	150
Investment securities	137	192
Restricted stock	910	762
Unrealized loss on securities available for sale	8,513	10,321
Loan yield and credit mark on loans	1,226	1,557
Deposit yield mark	12	171
Accrued expenses	1,209	1,227
Other	69	124
Total deferred tax assets	31,670	33,732

Deferred tax liabilities:
Depreciation of premises and equipment	(7,543)	(5,715)
Assets held for sale	(12)	(190)
Federal Home Loan Bank stock dividends	(463)	(360)
Deferred loan fees	(1,191)	(1,300)
Partnership income	(858)	(122)
Prepaid expenses	(1,850)	(1,341)
Amortization of intangibles	(1,956)	(2,309)
Subordinated debt yield mark	(759)	(773)
Total deferred tax liabilities	(14,632)	(12,110)

Net deferred tax assets	$17,038	$21,622

The net deferred tax assets of $17.0 million and $21.6 million at December 31, 2024 and 2023, respectively, are included in other assets on the consolidated balance sheets.

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

(Dollars in thousands)	December 31, 2024	December 31, 2023
Loan commitments to extend credit	$1,099,077	$1,103,803
Standby letters of credit	18,748	17,896

The Bank makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $14.8 million and $10.5 million at December 31, 2024 and 2023, respectively. These commitments are accounted for as derivatives and marked to fair value through income. The Bank also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. These forward sales agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through income. The Bank had $17.7 million and $15.9 million in locked forward sales agreements in place at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, derivatives with a positive fair value of $234,000 and $29,000, respectively, were included in other assets and derivatives with a negative fair value of $67,000 and $72,000, respectively, were included in other liabilities.

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

The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of December 31, 2024 and December 31, 2023, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action.

The following table presents actual and required capital ratios for the Company and the Bank under the CBLR and prompt corrective action regulations for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized

(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2024:
Company:
Community Bank Leverage Ratio	$795,241	10.07%	$710,980	9.00%

Bank:
Community Bank Leverage Ratio	799,421	10.13%	710,566	9.00%

	Actual		Minimum Requirement
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2023:
Company:
Community Bank Leverage Ratio	$756,155	10.02%	$679,472	9.00%

Bank:
Community Bank Leverage Ratio	755,482	10.01%	679,129	9.00%

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

Level 1
Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access as of the measurement date

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3
Unobservable inputs that are significant to the fair value of the assets or liabilities that reflect a company’s own assumptions about the assumptions that market participants would use in pricing assets or liabilities

Management monitors the availability of observable market data to assess the appropriate classification of assets and liabilities within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers of financial instruments between fair value levels during the years ended December 31, 2024 and 2023.

The Company used the following methods and significant assumptions to estimate fair value.

Securities - The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of December 31, 2024 or December 31, 2023. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
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

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	Fair Value	Fair Value Measurements Using
(Dollars in thousands)		Level 1	Level 2	Level 3
December 31, 2024
U.S. Treasuries	$244,068	$—	$244,068	$—
U.S. Government agencies	534,996	—	534,996	—
Residential mortgage-backed securities	68,651	—	68,651	—
Commercial mortgage-backed securities	12,405	—	12,405	—
Corporate investments	48,402	—	48,402	—
State and local political subdivisions	41,030	—	41,030	—
Total securities available for sale	$949,552	$—	$949,552	$—

December 31, 2023
U.S Treasuries	$210,118	$—	$210,118	$—
U.S. Government agencies	454,923	—	454,923	—
Residential mortgage-backed securities	82,028	—	82,028	—
Commercial mortgage-backed securities	12,273	—	12,273	—
Asset backed securities	6,949	—	6,949	—
Corporate investments	45,539	—	45,539	—
State and local political subdivisions	44,191	—	44,191	—
Total securities available for sale	$856,021	$—	$856,021	$—

There were no transfers between Level 1, 2 or 3 during the periods shown above.

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair Value	Fair Value Measurements Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Collateral-dependent loans, net of allowance for credit losses:
December 31, 2024	$13,667	$—	$—	$13,667
December 31, 2023	$15,224	$—	$—	$15,224

Other real estate:
December 31, 2024	$7,963	$—	$—	$7,963
December 31, 2023	$2,368	$—	$—	$2,368

There were no transfers between Level 1, 2 or 3 during the periods shown above.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2024
Collateral-dependent loans with credit losses, net of specific allowance	$13,667	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate	$7,963	Third-party and in-house appraisals	Selling costs	5% - 10%	6%
December 31, 2023
Collateral-dependent loans with credit losses, net of specific allowance	$15,224	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate	$2,368	Third-party and in-house appraisals	Selling costs	5% - 10%	6%

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

The following table presents estimated fair values of the Company’s financial instruments that are not recorded at fair value:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$409,639	$409,639	$266,591	$266,591
Level 2 inputs:
Securities held to maturity	41,278	41,144	55,170	55,045
Federal Home Loan Bank stock	14,016	14,016	23,634	23,634
Accrued interest receivable	33,464	33,464	30,086	30,086
Level 3 inputs:
Loans held for sale	9,395	9,395	6,525	6,525
Loans, net	6,064,066	5,890,543	6,016,139	5,804,169

Financial liabilities:
Level 2 inputs:
Deposits	6,753,978	6,166,467	6,325,736	6,318,082
Advances from FHLB and other borrowings	185,046	184,903	375,059	374,325
Subordinated debentures	133,875	152,864	133,677	137,428
Accrued interest payable	13,757	13,757	10,539	10,539

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

The following is a summary of loans made to such borrowers.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Beginning balance	$15,031	$16,214
Advances	281	1,657
Payments	(2,869)	(2,840)
Ending balance	$12,443	$15,031

The Bank had commitments to extend credit to these related parties amounting to $425,000 and $736,000 at December 31, 2024 and 2023, respectively.

In addition, one of the Company’s directors serves as Chairman of the board of directors for an entity that provides insurance services to the Company. For the years ended December 31, 2024, 2023, and 2022 the Company paid $1.9 million, $1.6 million, and $2.0 million, respectively, for these policies.

Note 22: Stock Based Compensation

Under the Company’s long-term incentive program, officers and directors are eligible to receive equity-based awards under the 2018 Long-Term Incentive Plan (the “LTIP”). In connection with awards granted under the 2018 LTIP, a maximum of 750,000 shares of BancPlus common stock may be issued. As of December 31, 2024, 236,488 shares of BancPlus common stock were available for issuance under the 2018 LTIP Plan. The awards may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalent rights, performance unit awards, or any combination thereof. During the years ended December 31, 2024, 2023, and 2022 restricted stock awards (“RSA”) were granted for 115,442, 93,598, and 99,457 shares of common stock, respectively. RSAs granted under the LTIP generally vest over one to ten years. Nonvested restricted stock awards are included in the Company’s common stock outstanding. Compensation expense for RSAs granted under the LTIP is recognized over the vesting period of the awards based on the fair value of the stock at the grant date, with forfeitures recognized as they occur.

Stock based compensation that has been charged against income was $5.0 million, $4.6 million, and $4.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $9.5 million of total unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 3.1 years.

A summary of our equity-based award activity and related information for our RSAs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2022	144,572	$51.56
Granted	99,457	68.10
Vested	(57,226)	53.86
Forfeited	(2,519)	60.81
December 31, 2022	184,284	58.36
Granted	93,598	66.60
Vested	(69,158)	58.25
Forfeited	(17,024)	60.90
December 31, 2023	191,700	63.16
Granted	115,442	58.59
Vested	(78,205)	61.13
Forfeited	(11,421)	63.39
December 31, 2024	217,516	$61.46

Note 23: Summarized Financial Information of BancPlus Corporation

Summarized financial information of BancPlus Corporation (parent company only) is as follows.

Balance Sheets

(Dollars in thousands)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$68,964	$73,646
Investment in banking subsidiary	830,353	775,884
Due from Oakhurst Development, Inc.	28,953	29,104
Equity in undistributed loss of Oakhurst Development, Inc.	(22,800)	(22,818)
Investment in statutory trusts	1,704	1,704
Other assets	2,284	2,193
	$909,458	$859,713
Liabilities and Shareholders' Equity
Liabilities:
Subordinated debentures payable to statutory trusts	$133,875	$133,677
Accrued interest payable	301	335
Deferred income taxes	640	650
Other liabilities	223	—
Total liabilities	135,039	134,662
Redeemable common stock owned by ESOP	95,253	84,998
Shareholders' equity, net of ESOP owned shares	679,166	640,053
	$909,458	$859,713

Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Income:
Dividends from banking subsidiary	$28,800	$28,800	$25,200
Equity in undistributed income of banking subsidiary	44,227	40,169	45,933
Equity in undistributed income (loss) of Oakhurst Development, Inc.	18	(209)	(230)
Other income	123	159	75
Total income	73,168	68,919	70,978

Expenses:
Interest expense	4,723	4,763	4,848
Other expenses	6,300	6,794	8,120
Total expenses	11,023	11,557	12,968

Income before income taxes	62,145	57,362	58,010
Income tax benefit	2,656	2,773	2,765
Net income	$64,801	$60,135	$60,775

Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022

Net income	$64,801	$60,135	$60,775

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	7,260	15,907	(57,312)
Tax effect	(1,808)	(3,961)	14,271
Total other comprehensive income (loss), net of tax	5,452	11,946	(43,041)
Comprehensive income	$70,253	$72,081	$17,734

Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$64,801	$60,135	$60,775
Adjustments to reconcile net income to net cash from operating activities:
Common stock released by ESOP	—	—	1,401
Stock based compensation expense	5,030	4,615	4,307
Equity in undistributed income of banking subsidiary	(44,227)	(40,169)	(45,933)
Equity in undistributed (income) loss of Oakhurst Development, Inc.	(18)	209	230
Other, net	(4,571)	(4,260)	(2,231)
Net cash from operating activities	21,015	20,530	18,549

Cash flows from investing activities:
Acquisition of First Trust Corporation	—	—	(62,955)
Investment in banking subsidiary	—	(80,000)	(80,000)
Investment in Oakhurst Development, Inc.	(4)	816	788
Net cash used in investing activities	(4)	(79,184)	(142,167)

Cash flows from financing activities:
Proceeds from other borrowings	—	—	20,000
Payments on other borrowings	—	—	(20,000)
Issuance of common stock	—	—	13
Issuance of preferred stock	—	—	250,000
Purchase of Company stock	—	(2,860)	(3,103)
Shares withheld to pay taxes on restricted stock vesting	(1,345)	(1,020)	(713)
Cash dividends paid on common stock	(21,945)	(20,912)	(18,447)
Cash dividends paid on preferred stock	(2,403)	—	—
Net cash from (used in) financing activities	(25,693)	(24,792)	227,750

Net change in cash and cash equivalents	(4,682)	(83,446)	104,132

Cash and cash equivalents at beginning of year	73,646	157,092	52,960

Cash and cash equivalents at end of year	$68,964	$73,646	$157,092

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based upon their evaluation as of December 31, 2024, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “2013 Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

Insider Trading Policy

BancPlus has adopted an insider trading policy that applies to all employees, consultants, contractors, officers and directors of the Company with respect to engaging in transactions in BancPlus’ securities and securities of other publicly traded companies. This policy is designed to prevent insider trading and ensure compliance with federal securities laws. Dealings in the Company’s securities based on non-public material information about the Company are strictly prohibited under federal securities laws. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with federal securities laws. BancPlus believes that this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to BancPlus.

The foregoing summary of BancPlus’ insider trading policy does not purport to be complete and is qualified by reference to BancPlus’ Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1.

Board of Directors

The BancPlus board of directors is divided into three classes, with each director serving a three-year term and until his or her successor is elected or qualified, or until his or her earlier death, resignation or removal. The election of directors is staggered so that only one class of the BancPlus board of directors is elected at each annual meeting. The terms of the Class I directors expire at the 2026 annual meeting. The terms of the Class II directors expire at the 2027 annual meeting. The terms of the Class III directors expire at the 2025 annual meeting. The BancPlus directors discharge their responsibilities throughout the year at board of directors and committee meetings and also through telephone contact and other communications with BancPlus’ executive officers. The directors elected to each of Class I, Class II and Class III, as well as their respective ages, as of the date of this Annual Report on Form 10-K, are set forth below.

Name	Age	Director Since	Class	Independent
Kirk A. Graves	60	2020	III	No
David Guidry	67	2022	III	Yes
B. Bryan Jones III	75	2000	III	Yes
R. Eason Leake	78	2015	II	No
Ryan J. Lopiccolo	42	2022	II	Yes
R. Hal Parker	78	2008	II	Yes
John F. Phillips III	75	1988	II	Yes
William A. Ray	69	1987	III	No
Staci H. Tyler	44	2022	I	Yes
Eugene F. Webb, Jr.	65	2022	I	No
Charles R. White	64	2024	I	Yes
Max S. Yates	66	2000	III	No

The table below provides the current composition for each of the standing committees of the board of directors.

Name	Audit	Compensation	Nominating & Corporate Governance	Risk	Trust
Kirk A. Graves
David Guidry	Member		Member	Member
B. Bryan Jones III		Member	Chair	Member	Member
R. Eason Leake				Member
Ryan J. Lopiccolo	Member	Member		Member	Member
R. Hal Parker	Member	Chair	Member	Chair
John F. Phillips III	Member		Member	Member
William A. Ray
Staci H. Tyler	Chair	Member	Member	Member
Eugene F. Webb, Jr.
Charles R. White	Member			Member	Member
Max S. Yates					Chair

Executive Officers

BancPlus’ executive officers are appointed by BancPlus’ board of directors and hold office until their successors are duly appointed and qualified or until their earlier death, resignation or removal. Each of BancPlus’ current executive officers, as well as their ages, is set forth below.

Name	Position	Age
William A. Ray	Vice Chairman, President and Chief Executive Officer	69
Eugene F. Webb, Jr.	Senior Executive Vice President and Chief Banking Officer	65
Kirk A. Graves	Senior Executive Vice President and Chief Operating Officer	60
Karlen Turbeville	Senior Executive Vice President and Chief Financial Officer	65
Gregory A. Ray	Senior Executive Vice President and Chief Risk Officer	59
Max S. Yates	Senior Executive Vice President and Chief Strategy Officer	66
T. Fillmore Hall	Senior Executive Vice President and Chief Credit Officer	60

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
Ms. Turbeville holds a Bachelor’s Degree in Accounting from the University of Mississippi.

Max S. Yates. Mr. Yates has served as a director since 2000 and Senior Executive Vice President and Chief Strategy Officer since 2020 and is Chairman of the Trust Committee. He previously served as Senior Executive Vice President and Chief Risk Officer from 2012 to 2020. He served as Executive Vice President and Chief Risk Officer from 2006 to 2012. Prior to serving as Chief Risk Officer, he served as BankPlus’ Director of Treasury from 2000 to 2006 and Chairman of BankPlus’ Asset Liability Committee from 2000 to 2007. Additionally, Mr. Yates has served as a member of the BancPlus board of directors and as Secretary of the BancPlus board of directors since 2000. Prior to joining BancPlus, he was Senior Vice President of First National Bank of Holmes County from 1989 to 2000. Since starting his career in the banking industry in 1981, Mr. Yates has held various positions, including working as a Fixed Income Institutional Sales Advisor at a regional investment firm, advising community banks, and working in investments and treasury at two publicly traded financial institutions. Since 2014, he has served as a member of the board of directors of the Community Development Bankers Association. He also served on the Mississippi Public Funds Guaranty Pool Board and on the FHLB of Dallas’ Member Advisory Council and is on the board of directors of the Mississippi Economic Council. Previously, Mr. Yates served on the board of directors of the Mississippi Bankers Association from 2010 to 2014, and currently serves on the legislative committee. His more than 40 years in the banking industry, as well as his relationships in the community, make him well qualified to serve as a director of BancPlus.
Mr. Yates holds a Bachelor of Business Administration from University of Mississippi and is a graduate of the Graduate School of Banking at Louisiana State University.

Gregory A. “Greg” Ray. Mr. Ray has served as Senior Executive Vice President and Chief Risk Officer since 2020. He previously served as Senior Executive Vice President and Chief Administrative Officer from 2018 to 2020. Additionally, Mr. Ray served as Executive Vice President—Community Banking of BankPlus from 2015 to 2018. Prior to joining BancPlus, he held several positions with BancorpSouth, including Executive Vice President and Chief Banking Officer from June 2014 to

September 2014; Executive Vice President—Community Banking from 2012 to 2014; Senior Vice President Branch Administration from 2009 to 2012; and Senior Vice President Funds Management from 2003 to 2009. Mr. Ray has over 35 years of experience in the banking industry and holds the Chartered Financial Analyst designation.

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

Mr. Guidry attended the Amos Tuck School of Business at Dartmouth University after graduating from T.H. Harris Technical College.

B. Bryan Jones III. Mr. Jones has been Chairman of the board of directors of BancPlus since 2022 and has served as a director since 2000. He is chair of the Nominating and Corporate Governance Committee. He serves as a member of the Risk Committee, Compensation Committee, and Trust Committee. Mr. Jones was a Senior Executive Vice President and Chief Private Banking Officer of BankPlus from 2012 until his retirement in March 2019. Prior to 2010, he held various positions at BankPlus, including Senior Executive Vice President and President—North Region. Mr. Jones has also developed valuable board of directors experience through his service on other boards, serving as a director of Staplcotn, one of the largest cotton marketing cooperatives in the United States, from 1998 until September 2020. Additionally, he serves on the civic board of the Mississippi Chapter of the Nature Conservancy. His knowledge of BancPlus’ products and services and the regulatory environment in which it operates, as well as his relationships in the community, make him well qualified to serve as a director of BancPlus.
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

Mr. Lopiccolo holds a Bachelor’s of Business Administration from the University of San Diego.

R. Hal Parker. Mr. Parker has served as a director of BancPlus since 2008. He is a member of the Audit Committee and Nominating and Corporate Governance Committee. He also serves as Chairman of the Risk Committee and Compensation Committee. Mr. Parker began his career in catalog store management from 1972 to 1976, before working with Climate Masters, Inc. from 1976 to 1996. In 1982, Mr. Parker founded Sunbelt Wholesale Supply Co., a regional distributor of fiberglass insulation and residential roofing products, which later was acquired by Service Partners, LLC, the largest distributor of fiberglass insulation in the United States. Through his work with Sunbelt Wholesale and Service Partners, Mr. Parker honed his business acumen and leadership experience. From 2000 to 2006, Mr. Parker was a partner in Mississippi Roofing Supply. He is currently a general partner in Parker Land, LLC, which he founded in 2002, and a managing member of Sunbelt-Mitchell LLC and related entities operating an automobile dealership in Mississippi. He has also been active in various real estate holding and development entities for over 20 years. Mr. Parker is dedicated to community involvement and has been a member of the board of trustees of the Mississippi Institution of Higher Learning since 2012. From 1996 to 1999, he also served as a director of the Rankin Health Foundation and Rankin First. Mr. Parker’s extensive managerial responsibilities and depth of knowledge gained from his years of business experience, relationships in the markets BancPlus serves, and community involvement make him well qualified to be a member of the BancPlus board of directors.

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

Staci H. Tyler. Ms. Tyler has been a director of BancPlus since 2022 and is chair of the Audit Committee and a member of the Compensation Committee, Risk Committee and Nominating and Corporate Governance Committee. She also sits on the board of directors of BankPlus. Her principal occupation is Executive Vice President, Chief Accounting Officer and Chief Administrative Officer of EastGroup Properties, where she has worked since 2007 and has served as Assistant Controller, Senior Vice President and Controller during that time. Prior to joining EastGroup, she served as Senior Audit Associate with KPMG. Ms. Tyler is a Certified Public Accountant. Ms. Tyler’s extensive accounting, auditing and finance experience are among her qualifications to serve on the BancPlus board of directors.

Ms. Tyler graduated from the University of Mississippi with both a Bachelor of Accountancy and a Masters of Accountancy.

Charles R. White. Mr. White has been a director of BancPlus since 2024 and is a member of the Risk Committee, Audit Committee, and Trust Committee. He also sits on the board of directors of BankPlus. His principal occupation is Managing Director in the Fixed Income Capital Markets Division of Stifel Financial, where he has worked since 1998 having been an Executive Managing Director at Sterne Agee & Leach Inc. prior to its merger with Stifel in 2015. Mr. White has extensive experience in financial markets, particularly financial institution accounting and regulatory analytics, interest rate analytics, fixed income credit research and financial institution strategies. He previously served as a director of State Capital Corp. and State Bank & Trust Company prior to their acquisition by the BancPlus in 2020. Mr. White’s over 40 years of experience working closely with banks and their management teams to navigate the changing environment of financial markets and his prior experience on the boards of other banks are among his qualifications to serve on the BancPlus board of directors.

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

BancPlus’ named executive officers for the year ended December 31, 2024 were:

•William A. Ray, Vice Chairman, President and CEO of BancPlus
•Eugene F. Webb, Jr., Senior Executive Vice President and Chief Banking Officer of BancPlus and President and Chief Executive Officer of the Bank
•Kirk A. Graves, Senior Executive Vice President and Chief Operating Officer of BancPlus and the Bank

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of BancPlus’ named executive officers for the years ended December 31, 2024 and 2023. Unless otherwise noted, all cash compensation for each of BancPlus’ named executive officers was paid by BankPlus.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
William A. Ray	2024	690,000	621,036	443,396	167,620	1,922,052
Vice Chairman, President and CEO	2023	683,077	594,008	431,857	120,374	1,829,316
Eugene F. Webb, Jr.	2024	588,461	495,027	385,562	79,334	1,548,384
SEVP and Chief Banking Officer	2023	545,385	290,296	344,234	69,547	1,249,462
Kirk A. Graves	2024	395,385	256,522	205,633	61,720	919,260
SEVP and Chief Operating Officer	2023	373,077	236,295	190,267	56,424	856,063
________________________________
(1)On April 1, 2024, BancPlus’ named executive officers received restricted stock awards under the long-term incentive program for 2018, as discussed below. The grant date fair value of the unvested awards set forth in this column is computed in accordance with ASC 718 and based on the December 31, 2023 value of $58.50 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP as of that time. As previously disclosed, this appraised value was determined solely for purposes of the ESOP’s administration and is therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of BancPlus common stock, is presented for illustrative purposes only and should not be relied on for any reason. Neither BancPlus nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if BancPlus or the ESOP obtains a new appraised value, to disclose such new appraised value.
(2)Amounts represent performance-based cash bonuses earned under BancPlus’ annual incentive program, as discussed further below.
(3)The following table details the amounts included in All Other Compensation:

	Year	Vehicle ($) (1)	Country Club Dues ($)	Dividends on Restricted Stock ($)	401(k) Employer Contributions ($)	Life Insurance Premiums ($)	Director Fees ($) (2)	Spousal Travel ($) (3)	Car/Cell Phone Allowance ($)
Mr. Ray	2024	46,675	14,541	34,316	13,800	34,288	24,000	—	—
	2023	2,728	21,148	28,775	13,200	31,137	22,400	986	—
Mr. Webb	2024	—	9,420	20,821	13,800	11,293	24,000	—	—
	2023	—	9,420	12,686	13,200	10,314	22,400	1,527	—
Mr. Graves	2024	—	3,720	13,566	13,800	5,434	24,000	—	1,200
	2023	—	3,360	10,081	13,200	4,968	22,400	1,215	1,200
________________________________
(1)Represents use of company vehicle in 2023 and gift of company vehicle to Mr. Ray in 2024.
(2)Represents an attendance fee for attending the regular monthly board of directors meeting.
(3)Represents incremental cost to the Company for spousal attendance at business events.

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

For 2024, each of Mr. Ray and Mr. Webb’s target AIP award was 50% of his respective base salary and Mr. Graves’ target AIP award was 40% of his base salary. The 2024 AIP awards were based on five corporate performance metrics of various weights: adjusted net operating income, weighted 30%; ratio of nonperforming assets to total assets, weighted 25%; deposit growth, weighted 20%; adjusted efficiency ratio, weighted 15%; and net overhead expense ratio, weighted 10%, with each metric having a defined threshold, target, and maximum performance goal. In January 2025, the Compensation Committee determined that BancPlus had reached maximum performance level on the ratio of nonperforming assets to total assets metric. BancPlus achieved 110.4% on the adjusted net operating income metric, 139.4% on the deposit growth metric, 109.3% on the adjusted efficiency ratio, and 136.3% on the net overhead expense metric for 2024. Therefore Mr. Ray, Mr. Webb and Mr. Graves each received 128.5% of the maximum 150% target award under the AIP.

Long-Term Incentive Program

Under BancPlus’ long-term incentive program (“LTIP”), BancPlus’ executive officers are eligible to receive equity-based awards under the 2018 Long-Term Incentive Plan (the “2018 Plan”). Each executive officer has a target LTIP award value based on a multiple of his or her base salary and is eligible to receive an LTIP award based on BancPlus’ performance relative to a performance metric or metrics determined by the Compensation Committee. LTIP awards for threshold performance start at 50% of target value, with maximum performance resulting in an award determined using 150% of the target value. No grant is made for results falling below threshold performance. For 2024, LTIP awards were based on return on equity and the Compensation Committee determined that BancPlus achieved maximum performance.

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by each of BancPlus’ named executive officers on December 31, 2024.

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units That Have Not Vested (2)
Mr. Ray	April 1, 2022	2,308	$151,174
	April 1, 2023	5,933	388,612
	April 1, 2024	10,616	695,348
Mr. Webb	April 1, 2022	934	61,177
	April 1, 2023	2,900	189,950
	April 1, 2024	8,462	554,261
Mr. Graves	April 1, 2022	854	55,937
	April 1, 2023	2,360	154,580
	April 1, 2024	4,385	287,218
________________________________
(1)The grants vest annually in equal increments over three years.
(2)The market value of the unvested awards as of December 31, 2024 is based on the December 31, 2024 value of $65.50 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP. As previously disclosed, this appraised value was determined solely for purposes of the ESOP’s administration and is therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of BancPlus common stock, is presented for illustrative purposes only and should not be relied on for any reason. Neither BancPlus nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if BancPlus or the ESOP obtains a new appraised value, to disclose such new appraised value.

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

Share Limits. In 2022, the 2018 Plan was amended to increase the maximum number of shares of BancPlus common stock that may be issued in connection with awards granted under the 2018 Plan to 750,000, any or all of which may be issuable as incentive stock options. Shares of BancPlus common stock related to nonvested, unpaid, unexercised, unconverted or otherwise unsettled portion of any award that is forfeited or cancelled or that expires or terminates for any reason without becoming vested, paid, exercised, converted or otherwise settled in full are also available for grant (unless the recipient of such award received dividends or other economic benefits with respect to such shares of stock, which dividends or other economic benefits were not forfeited, in which case such shares would count against this aggregate limit). The limitations on the number of shares of BancPlus common stock under the 2018 Plan are subject to adjustment for specified changes in capitalization, including a stock split, stock dividend, combination or exchange of shares, exchange for other securities, reclassification, reorganization, recapitalization, merger or consolidation or any other increase or decrease in the number of outstanding shares of BancPlus common stock effected without consideration to the Company. As of December 31, 2024, 236,488 shares of BancPlus common stock were available for issuance under the 2018 Plan, and there were 217,516 outstanding restricted stock grants that remained subject to forfeiture.

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

BancPlus Corporation Employee Stock Ownership Plan

BancPlus maintains an employee stock ownership plan (the “ESOP”) that covers all employees who are 21 years of age or older and work in a position requiring at least 1,000 hours of service annually. The ESOP also has 401(k) provisions that allow for employee tax deferred contributions. Participants may make contributions to the ESOP in accordance with applicable regulations and the ESOP’s provisions. BancPlus makes a 3% “safe harbor” matching contribution, plus an additional matching contribution equal to 50% of the next 2% of an employee’s salary deferral contributions in excess of 3%. Additional contributions are made to the ESOP at the discretion of the BancPlus board of directors. As of December 31, 2024, the ESOP owned 1,454,243 shares of BancPlus common stock.

Director Compensation

BancPlus’ non-management directors receive an annual retainer and a monthly attendance fee of $2,000 provided they attend the regular monthly board of directors meeting. In addition, they receive committee chair and member cash retainers for their service on board of directors committees. Finally, BancPlus’ non-management directors also receive an annual grant of BancPlus restricted stock with a grant date value of approximately $30,000. Directors who are also employees do not receive the cash retainers or the restricted stock grant, but are eligible to receive the monthly meeting attendance fee. Directors have been and will continue to be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. The cash retainers payable under BancPlus’ director compensation program are summarized in the table below.

	Retainer to Non-Management Members ($)	Committee Chair Retainer ($)	Committee Member Retainer ($)
BancPlus	20,000	—	—
Committees
Audit Committee	—	15,000	7,500
Risk, Compensation, Nominating and Corporate Governance and Trust Committees	—	10,000	5,000

In addition to the above, the chairman of the board of directors receives an annual retainer of $50,000 and non-management directors who are members of the executive committee receive an attendance fee of $1,500 per meeting. As chairman of the board, Mr. Jones does not receive the committee chair retainer for chairing the nominating and corporate governance committee. In 2015, the BancPlus board of directors implemented a director retirement program providing that any director elected in March 2015 who retires from the board of directors at a future date after attaining the age of 75 will be paid a monthly fee equal to the monthly attendance fee for the regular board meeting at the time of their retirement for the remainder of the director’s life.

2024 Director Compensation

The following table sets forth compensation paid, earned or awarded during 2024 to each of the BancPlus directors other than Mr. Ray, Mr. Webb and Mr. Graves, whose compensation is reflected in the “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
David Guidry	61,500	29,952	—	91,452
Randall E. Howard(2)	4,000	—	1,728	5,728
B. Bryan Jones III(3)	114,000	29,952	5,720	149,672
R. Eason Leake	49,000	29,952	—	78,952
Ryan Lopiccolo	66,500	29,952	—	96,452
R. Hal Parker	76,500	29,952	—	106,452
John F. Phillips III	61,500	29,952	—	91,452
Staci H. Tyler	74,000	29,952	—	103,952
Charles R. White	67,750	29,952	—	97,702
Max S. Yates(4)	24,000	219,024	594,574	837,598
________________________________
(1)The grant date fair value of the awards set forth in this column is computed in accordance with ASC 718 and based on the December 31, 2023 value of $58.50 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP at the time of the grant. Messrs. Guidry, Jones, Leake, Lopiccolo, Parker, Phillips, and White, and Ms. Tyler each had 512 unvested awards at December 31, 2024.
(2)Mr. Howard retired from the BancPlus board of directors in March 2024.
(3)Mr. Jones serves as Chairman of the BancPlus board of directors.
(4)In addition to serving as a director, Mr. Yates was an employee of BancPlus during 2024. He received the monthly fee for attending the regular board of directors meeting, but did not receive the annual director retainers. Compensation received for service as an employee of BancPlus is reflected in the “All Other Compensation” column above and summarized in the table below. Mr. Yates is the Senior Executive Vice President & Chief Strategy Officer and is not a named executive officer.

The following table details the amounts included in All Other Compensation:

	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Country Club Dues ($)	401(k) Employer Contributions ($)	Life Insurance Premiums ($)	Dividends ($)	Spousal Travel ($) (1)	Cell Phone Allowance ($)
Mr. Howard	—	—	1,728	—	—	—	—	—
Mr. Jones	—	—	5,720	—	—	—	—	—
Mr. Yates	376,538	170,932	9,420	13,800	10,157	12,173	354	1,200
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of BancPlus’ common stock as of February 14, 2025, by (1) BancPlus’ directors and named executive officers, (2) each person who is known to us to own beneficially 5% or more of BancPlus’ common stock and (3) all directors and executive officers as a group. BancPlus has determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, based on information furnished by such shareholders, BancPlus’ management believes that each person has sole voting and dispositive power over the shares indicated as owned by such person. Unless otherwise noted, the address for each shareholder listed on the table below is: c/o BancPlus Corporation, 1068 Highland Colony Parkway, Ridgeland, Mississippi 39157. The table below calculates the percentage of beneficial ownership based on 11,694,256 shares of common stock outstanding as of February 14, 2025.

Name of Beneficial Owner	Number of Shares	Percentage
Directors and Named Executive Officers:
Kirk A. Graves(1)	17,688	*
David Guidry(2)	20,588	*
B. Bryan Jones III(3)	347,251	2.97%
R. Eason Leake(4)	96,468	*
Ryan J. Lopiccolo(5)	1,451	*
R. Hal Parker(6)	8,968	*
John F. Phillips III(7)	142,635	1.22%
William A. Ray(8)	197,295	1.66%
Staci H. Tyler(9)	1,256	*
Eugene F. Webb, Jr.(10)	40,405	*
Charles R. White(11)	14,482	*
Max S. Yates(12)	221,704	1.90%
All Directors and Executive Officers as a group (15 persons)	1,139,408	9.74%
Other Greater than 5% Holders:
BancPlus Corporation Employee Stock Ownership Plan (with 401(k) provisions)(13)	1,454,243	12.44%
Margaret M. Peaster(14)	1,008,696	8.63%
Laura Peaster Nelson(14)	988,696	8.45%
Joseph C. Canizaro	640,575	5.48%
________________________________
*    Ownership is less than 1%.
(1)Includes 7,599 shares of unvested restricted stock over which Mr. Graves has sole voting but no investment power. The number of shares reported in the table does not include 8,005.5267 shares held by the BancPlus Corporation Employee Stock Ownership Plan (the “ESOP”) for the benefit of Mr. Graves.
(2)Includes 512 shares of unvested restricted stock over which Mr. Guidry has sole voting but no investment power.
(3)Includes (i) 15,000 shares held by B. B. Jones LP, of which Mr. Jones is a general partner; (ii) 10,703 shares held by the Bernard B. Jones, II Testamentary Trust, of which Mr. Jones is the trustee; (iii) 50,000 shares held by Wyatt Land, LLC, of which Mr. Jones is a managing member; (iv) 15,000 shares held by Bonanza LLC, of which Mr. Jones is a managing member; and (v) 512 shares of unvested restricted stock. Mr. Jones has sole voting power over all of these shares, and sole investment power over all of these shares except the restricted stock, over which he has no investment power. The number of shares reported in the table also includes 580 shares held by Mr. Jones’s spouse.
(4)Includes (i) 512 shares of unvested restricted stock over which Mr. Leake has sole voting but no investment power; and (ii) 20,000 shares held by Mr. Leake’s spouse.
(5)Includes 512 shares of unvested restricted stock over which Mr. Lopiccolo has sole voting but no investment power.
(6)Includes (i) 512 shares of unvested restricted stock over which Mr. Parker has sole voting but no investment power; (ii) 2,000 shares held in an individual retirement account; and (iii) 6,006 shares pledged as collateral to secure outstanding debt obligations over which Mr. Parker retains voting rights.
(7)Includes (i) 512 shares of unvested restricted stock over which Mr. Phillips has sole voting but no investment power; and (ii) 54,167 shares held by Phillips Farms Elevator LLC, of which Mr. Phillips is a manager, which are pledged as collateral to secure outstanding debt obligations and over which Mr. Phillips retains voting rights.
(8)Includes 18,857 shares of unvested restricted stock over which Mr. Ray has sole voting but no investment power; and (ii) 20,000 shares held by Mr. Ray’s spouse. The number of shares reported in the table does not include 16,252.7734 shares held by the ESOP for the benefit of Mr. Ray.
(9)Includes 512 shares of unvested restricted stock over which Ms. Tyler has sole voting but no investment power.
(10)Includes 12,296 shares of unvested restricted stock over which Mr. Webb has sole voting but no investment power. The number of shares reported in the table does not include 22,110.0657 shares held by the ESOP for the benefit of Mr. Webb.
(11)Includes 512 shares of unvested restricted stock over which Mr. White has sole voting but no investment power.
(12)Includes 6,666 shares of unvested restricted stock over which Mr. Yates has sole voting but no investment power. The number of shares reported in the table does not include 6,909.5029 shares held by the ESOP for the benefit of Mr. Yates.

(13)These shares are 100% owned by the ESOP. GreatBanc Trust Company is the Plan Trustee of the ESOP. The Plan Trustee has discretionary authority to vote company stock held by the ESOP.
(14)Includes 875,000 shares held by the Peaster 2012 Family Trust, of which Ms. Peaster and Ms. Nelson share voting and investment power over these shares.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2024:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	236,488
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	236,488
________________________________
(1)Plans approved by shareholders include the 2018 Long-Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2024, and each proposed transaction, in which:

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

Other Related Person Transactions

BancPlus retains Ross & Yerger, an insurance agency, to provide insurance to BancPlus and to BankPlus. In fiscal year 2024, BancPlus paid approximately $1.9 million to Ross & Yerger for these policies. Since January 1, 2025, BancPlus has paid approximately $1,000 to Ross & Yerger for its current policies. Eason Leake, one of the BancPlus directors, is Chairman of the Ross & Yerger board of directors, a position he has held since 2002, and currently works as a producer for Ross & Yerger. In connection with the foregoing transactions, Mr. Leake received commissions from Ross & Yerger during 2024 totaling approximately $75,000. Since January 1, 2025, Mr. Leake has received approximately $2,000 in commissions from Ross & Yerger in connection with transactions with BancPlus and BankPlus. Additionally, BancPlus has contracted with third-party service providers through referrals by Mr. Leake, for which Ross & Yerger received referral fees from such third-party service providers. In 2024, Ross & Yerger paid approximately $69,000 to Mr. Leake in connection with these third-party referrals. Since January 1, 2025, Ross & Yerger has paid approximately $11,000 to Mr. Leake in connection with BancPlus-related third-party referrals.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Forvis Mazars, LLP (PCAOB No. 686) for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Audit fees	$500,625	$455,245
Audit-related fees	73,500	70,161
Tax fees	65,550	57,225
All other fees	—	—
Total	$639,675	$582,631

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following are filed as part of this Annual Report on Form 10-K:

1.    The following consolidated financial statements of BancPlus Corporation are filed as a part of this report under Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets - December 31, 2024 and December 31, 2023

Consolidated Statements of Income - Years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Comprehensive Income - Years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows - Years ended December 31, 2024, 2023, and 2022

Notes to Consolidated Financial Statements - December 31, 2024

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
4.4
Registration Rights Agreement, dated February 28, 2022, by and among BancPlus Corporation and Joseph C. Canizaro, and Joseph C. Canizaro, as trustee of The Corte Trust (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on March 1, 2022)

4.5
Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

4.6
Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

10.1*
Employment Agreement, effective January 1, 2024, by and between BancPlus Corporation and William A. Ray (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K of the Registrant filed on March 6, 2024)

10.2*
Employment Agreement, effective January 1, 2024, by and between BancPlus Corporation and Eugene F. Webb, Jr. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K of the Registrant filed on March 6, 2024)

10.3*
Change in Control Agreement, dated February 12, 2020, by and between BancPlus Corporation and Kirk A. Graves (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on April 6, 2020)

10.4*
Change in Control Agreement, effective January 1, 2018, by and between BancPlus Corporation and Max S. Yates (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

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

10.7*+	Amended and Restated BancPlus Corporation Employee Stock Ownership Plan
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
10.10
Letter Agreement, dated June 22, 2022, between BancPlus Corporation and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

14.1+	Ethics and Conduct Policy of the Company
19.1 +	Insider Trading Policy of the Company
21.1+	Subsidiaries of the Company

23.1+	Consent of Forvis Mazars, LLP
31.1+	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2+	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1++	Certification by Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification by Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+	Inline XBRL Interactive Data
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)
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

BANCPLUS CORPORATION

March 7, 2025	By:	/s/ William A. Ray
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature	Title	Date
/s/ William A. Ray	President, Chief Executive Officer, Vice Chairman of the Board and Director	March 7, 2025
William A. Ray	(Principal Executive Officer)

/s/ Karlen Turbeville	Senior Executive Vice President and Chief Financial Officer	March 7, 2025
Karlen Turbeville	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kirk A. Graves	Senior Executive Vice President, Chief Operating Officer, and Director	March 7, 2025
Kirk A. Graves

/s/ Eugene F. Webb, Jr.	Senior Executive Vice President, Chief Banking Officer, and Director	March 7, 2025
Eugene F. Webb, Jr.

/s/ Max S. Yates	Senior Executive Vice President, Chief Strategy Officer, and Director	March 7, 2025
Max S. Yates

/s/ B. Bryan Jones III	Chairman of the Board and Director	March 7, 2025
B. Bryan Jones III

/s/ David Guidry	Director	March 7, 2025
David Guidry

/s/ R. Eason Leake	Director	March 7, 2025
R. Eason Leake

/s/ Ryan J. Lopiccolo	Director	March 7, 2025
Ryan J. Lopiccolo

/s/ R. Hal Parker	Director	March 7, 2025
R. Hal Parker

/s/ John F. Phillips III	Director	March 7, 2025
John F. Phillips III

/s/ Staci H. Tyler	Director	March 7, 2025
Staci H. Tyler

/s/ Charles R. White	Director	March 7, 2025
Charles R. White

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Not applicable.