Form 10-Q
period 2025-03-31
BANCPLUS CORP
filed 2025-05-08
CIK 1118004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of May 2, 2025: 11,762,496

BANCPLUS CORPORATION
FORM 10-Q
For the Quarter Ended MARCH 31, 2025

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
BancPlus Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Cash and due from banks	$88,584	$90,602
Interest bearing deposits with banks	509,540	319,037
Total cash and cash equivalents	598,124	409,639
Securities available for sale, net of allowance for credit losses of zero at March 31, 2025 and December 31, 2024	901,569	949,552
Securities held to maturity - fair value: $41,160 - 2025; $41,144 - 2024	41,268	41,278
Loans held for sale	13,019	9,395

Loans	6,093,647	6,135,979
Less: Allowance for credit losses	71,595	71,913
Net loans	6,022,052	6,064,066

Premises and equipment, net	143,557	141,008
Operating lease right-of-use assets	30,053	29,545
Accrued interest receivable	34,389	33,464
Goodwill	62,772	62,772
Other assets	183,047	186,062
	$8,029,850	$7,926,781

Liabilities:
Deposits	$6,835,748	$6,753,978
Advances from Federal Home Loan Bank and other borrowings	185,043	185,046
Subordinated debentures	133,924	133,875
Operating lease liabilities	31,934	31,425
Accrued interest payable	11,796	13,757
Other liabilities	31,712	34,281
Total liabilities	7,230,157	7,152,362

Redeemable common stock owned by the ESOP	95,253	95,253
Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value
250,000 authorized, issued and outstanding at March 31, 2025 and December 31, 2024; aggregate liquidation preference of $250,000	250,000	250,000
Common Stock, par value $1.00 per share.
100,000,000 authorized at March 31, 2025 and December 31, 2024; 11,694,256 issued and outstanding at March 31, 2025 and December 31, 2024	11,694	11,694
Additional paid-in capital	128,564	127,215
Retained earnings	427,308	411,186
Accumulated other comprehensive loss, net	(17,873)	(25,676)
	799,693	774,419
Less: Redeemable common stock owned by the ESOP	(95,253)	(95,253)
Total shareholders' equity	704,440	679,166
	$8,029,850	$7,926,781
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2025	2024

Interest income:
Interest and fees on loans	$92,567	$91,227
Taxable securities	7,877	6,893
Tax-exempt securities	314	342
Interest bearing bank balances and other	3,828	2,020
Total interest income	104,586	100,482

Interest expense:
Deposits	38,270	37,942
Short-term borrowings	—	8
Advances from Federal Home Loan Bank	2,003	3,902
Other borrowings	2,112	2,356
Total interest expense	42,385	44,208

Net interest income	62,201	56,274
Provision for credit losses	484	36
Net interest income after provision for credit losses	61,717	56,238

Other operating income:
Service charges on deposit accounts	5,854	5,829
Mortgage origination income	404	968
Debit card interchange	2,325	2,536
Other income	13,846	8,043
Total other operating income	22,429	17,376

Other operating expenses:
Salaries and employee benefits expenses	31,730	30,703
Net occupancy expenses	4,716	4,505
Furniture, equipment and data processing expenses	7,514	7,282
Other expenses	10,705	9,637
Total other operating expenses	54,665	52,127

Income before income taxes	29,481	21,487
Income tax expense	6,262	4,532
Net income	23,219	16,955
Preferred stock dividends	1,250	—
Net income available to common shareholders	$21,969	$16,955

Earnings per common share - basic	$1.91	$1.48
Earnings per common share - diluted	$1.90	$1.48
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2025	2024

Net income	$23,219	$16,955
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	10,391	(2,668)
Tax effect	(2,588)	664
Total other comprehensive income (loss), net of tax	7,803	(2,004)
Comprehensive income	$31,022	$14,951
The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

					Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Less: Redeemable Common Stock Owned by the ESOP	Total Shareholders' Equity
	Preferred Stock		Common Stock			Retained Earnings
	Shares	Amount	Shares	Amount

January 1, 2024	250,000	$250,000	11,613,221	$11,613	$123,611	$370,955	$(31,128)	$(84,998)	$640,053

Net income	—	—	—	—	—	16,955	—	—	16,955
Other comprehensive loss, net	—	—	—	—	—	—	(2,004)	—	(2,004)
Forfeitures of restricted stock	—	—	(1,240)	(1)	1	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(249)	—	(14)	—	—	—	(14)
Stock based compensation	—	—	—	—	1,178	—	—	—	1,178
Common stock dividends ($0.47 per share)	—	—	—	—	—	(5,458)	—	—	(5,458)
March 31, 2024	250,000	$250,000	11,611,732	$11,612	$124,776	$382,452	$(33,132)	$(84,998)	$650,710

January 1, 2025	250,000	$250,000	11,694,256	$11,694	$127,215	$411,186	$(25,676)	$(95,253)	$679,166

Net income	—	—	—	—	—	23,219	—	—	23,219
Other comprehensive income, net	—	—	—	—	—	—	7,803	—	7,803
Stock based compensation	—	—	—	—	1,349	—	—	—	1,349
Preferred stock dividends	—	—	—	—	—	(1,250)	—	—	(1,250)
Common stock dividends ($0.50 per share)	—	—	—	—	—	(5,847)	—	—	(5,847)
March 31, 2025	250,000	$250,000	11,694,256	$11,694	$128,564	$427,308	$(17,873)	$(95,253)	$704,440

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income per consolidated statements of income	$23,219	$16,955
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	484	36
Depreciation and amortization	2,457	2,544
Net accretion of securities	(1,345)	—
Net (gain) loss on disposal of premises and equipment	35	(1,644)
Net gain on sales of other real estate owned	(3)	(15)
Gain on loans held for sale	(404)	—
Write-downs of other real estate-owned	1,030	166
Deferred income tax expense	138	2,465
Federal Home Loan Bank stock dividends	(222)	(421)
Stock based compensation expense	1,349	1,178
Origination of loans held for sale	(46,273)	(51,230)
Proceeds from loans held for sale	43,192	50,636
Earnings on bank-owned life insurance	(986)	(853)
Amortization of other investments	816	—
Gain on branch sale	(5,418)	—
Net change in:
Accrued interest receivable and other assets	(2,075)	(5,767)
Accrued interest payable and other liabilities	(3,577)	(7,372)
Net cash from operating activities	12,417	6,678

Cash flows from investing activities:
Purchases of securities available for sale	(204,249)	(295,481)
Maturities and calls of securities available for sale	263,978	262,352
Maturities, prepayments and calls of securities held to maturity	—	915
Net increase in loans	37,631	14,357
Purchases of premises and equipment	(5,229)	(23,390)
Proceeds from sales of premises and equipment	—	7,267
Proceeds from sales of other real estate owned	323	41
Investment in unconsolidated entities	(201)	(348)
Proceeds from bank-owned life insurance	333	644
Redemptions of Federal Home Loan Bank stock	—	5,191
Cash paid in branch sale	(88,567)	—
Net cash provided by (used in) investing activities	4,019	(28,452)

BancPlus Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$105,631	$(17,562)
Money market, negotiable order of withdrawal, and savings deposits	136,744	36,177
Certificates of deposit	(63,225)	226,915
Proceeds from Federal Home Loan Bank advances	984	215,000
Payments on Federal Home Loan Bank advances	(988)	(310,003)
Proceeds from other borrowings	—	345,004
Payments on other borrowings	—	(345,004)
Cash dividends paid on common stock	(5,847)	(5,458)
Cash dividends paid on preferred stock	(1,250)	—
Shares withheld to pay taxes on restricted stock vesting	—	(14)
Net cash from financing activities	172,049	145,055

Net change in cash and cash equivalents	188,485	123,281

Cash and cash equivalents at beginning of period	409,639	266,591

Cash and cash equivalents at end of period	$598,124	$389,872

Supplemental cash flow information:
Interest paid	$44,130	$42,138
Federal and state income tax payments	—	—
Acquisition of real estate in non-cash foreclosures	2,211	285
Lease liabilities arising from obtaining right-of-use assets	1,559	—

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
The unaudited interim consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest, and reflect all adjustments (consisting of normal recurring adjustments) that are necessary in the opinion of the Company’s management to fairly present the financial position, results of operations and cash flows of the Company. They have been derived from the audited consolidated financial statements for the fiscal year ended December 31, 2024; however, certain notes and information have been omitted from the interim periods. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies followed by the Company conform, in all material respects, to the accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry. The results of operations for the interim periods are not necessarily indicative of the results to be expected for future interim periods or for the entire year.
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

	Three Months Ended March 31,
(In thousands except per share data)	2025	2024
Net income available to common shareholders	$21,969	$16,955

Weighted average common shares outstanding	11,477	11,422
Diluted effect of stock-based awards	82	56
Diluted common shares	11,559	11,478

Basic earnings per common share	$1.91	$1.48
Diluted earnings per common share	$1.90	$1.48
Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Allowance for Credit Losses	Fair
(In thousands)	Cost	Gains	Losses		Value
March 31, 2025:
U.S. Treasuries	$202,719	$1,090	$294	$—	$203,515
U.S. Government agency obligations	529,111	2,572	12,490	—	519,193
Residential mortgage-backed securities	87,183	151	8,925	—	78,409
Commercial mortgage-backed securities	13,476	—	920	—	12,556
Corporate investments	52,428	32	3,484	—	48,976
State and political subdivisions	40,450	45	1,575	—	38,920
Total available for sale	$925,367	$3,890	$27,688	$—	$901,569

December 31, 2024:
U.S. Treasuries	$244,520	$273	$725	$—	$244,068
U.S. Government agency obligations	551,530	733	17,267	—	534,996
Residential mortgage-backed securities	79,061	3	10,413	—	68,651
Commercial mortgage-backed securities	13,512	—	1,107	—	12,405
Corporate investments	52,427	13	4,038	—	48,402
State and political subdivisions	42,691	57	1,718	—	41,030
Total available for sale	$983,741	$1,079	$35,268	$—	$949,552
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies. At March 31, 2025 and December 31, 2024, the Company had an allowance for credit losses on available for sale securities of zero. The following table provides a roll-forward of the allowance for credit losses on available for sale securities for the periods presented.

	Three Months Ended March 31,
(In thousands)	2025	2024
Beginning balance	$—	$2,035
Impact of adopting CECL	—	—
(Recovery of) provision for credit losses on available for sale securities	—	—
Available for sale security charged off	—	(2,035)
Ending Balance	$—	$—
The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2025:
States and political subdivisions	$41,268	$—	$108	$41,160
Total held to maturity	$41,268	$—	$108	$41,160

December 31, 2024:
States and political subdivisions	$41,278	$—	$134	$41,144
Total held to maturity	$41,278	$—	$134	$41,144

Provided below is a summary of investment securities without an allowance for credit losses that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
March 31, 2025:
Available for sale:
U.S. Treasuries	$59,658	$87	$4,774	$207	$64,432	$294
U.S. Government agencies	49,975	499	210,455	11,991	260,430	12,490
Residential mortgage-backed securities	2,112	6	64,919	8,919	67,031	8,925
Commercial mortgage-backed securities	—	—	12,556	920	12,556	920
Corporate investments	—	—	48,516	3,484	48,516	3,484
States and political subdivisions	3,048	50	31,496	1,525	34,544	1,575
	$114,793	$642	$372,716	$27,046	$487,509	$27,688

Held to maturity:
States and political subdivisions	$148	$1	$4,387	$107	$4,535	$108
	$148	$1	$4,387	$107	$4,535	$108

December 31, 2024:
Available for sale:
U.S. Treasuries	$53,637	$462	$4,716	$263	$58,353	$725
U.S. Government agencies	179,142	1,982	244,622	15,285	423,764	17,267
Residential mortgage-backed securities	2,280	29	66,142	10,384	68,422	10,413
Commercial mortgage-backed securities	—	—	12,405	1,107	12,405	1,107
Corporate investments	4,375	68	31,633	1,650	36,008	1,718
States and political subdivisions	—	—	47,962	4,038	47,962	4,038
	$239,434	$2,541	$407,480	$32,727	$646,914	$35,268

Held to maturity:
States and political subdivisions	$628	$8	$4,150	$127	$4,778	$135
	$628	$8	$4,150	$127	$4,778	$135
The number of debt securities in an unrealized loss position decreased from 342 at December 31, 2024 to 296 at March 31, 2025. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The unrealized losses on debt securities have not been recognized into income because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
March 31, 2025:
One year or less	$208,073	$206,532	$18,573	$18,565
After one through five years	573,960	565,482	18,360	18,260
After five through ten years	75,209	70,072	3,545	3,545
After ten years	68,125	59,483	790	790
	$925,367	$901,569	$41,268	$41,160

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
March 31, 2025	$150,171	$144,903	$—	$—

December 31, 2024	$164,840	$157,665	$—	$—

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings. The Company monitors the credit rating on a quarterly basis. The following table summarizes the amortized cost basis of held-to-maturity debt securities at March 31, 2025 by credit rating:

(In thousands)	March 31, 2025
State and political subdivisions held-to-maturity:
S&P: AA+, AA, AA- / Moody's: Aa1, Aa2, Aa3	$3,732
S&P: A+, A, A- / Moody's: A1, A2, A3	673
S&P: BBB+, BBB, BBB- / Moody's: Baa, Ba, B	498
Not rated	36,365
$41,268
Note 4: Loans
The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	March 31, 2025	December 31, 2024
Secured by real estate:
Residential properties	$1,655,226	$1,640,428
Construction and land development	514,460	534,366
Farmland	306,541	307,372
Other commercial	2,811,728	2,836,836
Total real estate	5,287,955	5,319,002
Commercial and industrial loans	596,784	603,828
Agricultural production and other loans to farmers	96,703	100,839
Consumer and other loans	112,205	112,310
Total loans before allowance for credit losses	$6,093,647	$6,135,979
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
The following table presents the amortized cost basis of nonaccrual loans, segregated by class as of March 31, 2025 and December 31, 2024.

(In thousands)	Total Nonaccrual	Nonaccrual with no Allowance for Credit Loss	Past Due 90 days or more and Accruing
March 31, 2025
Secured by real estate:
Residential properties	$7,104	$—	$1,872
Construction and land development	2,397	—	786
Farmland	1,555	—	80
Other commercial	3,210	—	1,255
Total real estate	14,266	—	3,993
Commercial and industrial loans	2,099	—	94
Agricultural production and other loans to farmers	123	—	643
Consumer and other loans	166	—	—
Total	$16,654	$—	$4,730

December 31, 2024
Secured by real estate:
Residential properties	$6,070	$—	$3,591
Construction and land development	2,634	—	869
Farmland	346	—	1,761
Other commercial	3,511	—	1,255
Total real estate	12,561	—	7,476
Commercial and industrial loans	1,912	—	726
Agricultural production and other loans to farmers	—	—	643
Consumer and other loans	194	—	1
Total	$14,667	$—	$8,846

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended March 31, 2025, there were no significant changes to the collateral which secures the collateral-dependent loans, whether due to general deterioration or other reason. The following table presents the amortized cost basis of collateral-dependent loans by class and collateral type as of March 31, 2025 and December 31, 2024.

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Equipment	Other
March 31, 2025
Secured by real estate:
Residential properties	$4,022	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Farmland	—	—	—	—	—
Other commercial	30,028	—	—	—	—
Total real estate	34,050	—	—	—	—
Commercial and industrial loans	—	1,229	9,784	1,814	176
Agricultural production and other loans to farmers	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total	$34,050	$1,229	$9,784	$1,814	$176

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Equipment	Other
December 31, 2024
Secured by real estate:
Residential properties	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Farmland	—	—	—	—	—
Other commercial	3,256	—	—	—	—
Total real estate	3,256	—	—	—	—
Commercial and industrial loans	—	1,229	8,114	1,814	176
Agricultural production and other loans to farmers	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total	$3,256	$1,229	$8,114	$1,814	$176
An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
March 31, 2025
Secured by real estate:
Residential properties	$9,699	$5,673	$15,372	$1,639,854	$1,655,226
Construction and land development	2,517	3,078	5,595	508,865	514,460
Farmland	1,111	1,345	2,456	304,085	306,541
Other commercial	2,306	3,596	5,902	2,805,826	2,811,728
Total real estate	15,633	13,692	29,325	5,258,630	5,287,955
Commercial and industrial loans	1,514	601	2,115	594,669	596,784
Agricultural production and other loans to farmers	68	647	715	95,988	96,703
Consumer loans	697	90	787	111,418	112,205
Total	$17,912	$15,030	$32,942	$6,060,705	$6,093,647

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2024
Secured by real estate:
Residential properties	$12,938	$6,986	$19,924	$1,620,504	$1,640,428
Construction and land development	1,131	3,508	4,639	529,727	534,366
Farmland	1,299	1,778	3,077	304,295	307,372
Other commercial	3,070	4,249	7,319	2,829,517	2,836,836
Total real estate	18,438	16,521	34,959	5,284,043	5,319,002
Commercial and industrial loans	1,948	1,176	3,124	600,704	603,828
Agricultural production and other loans to farmers	419	643	1,062	99,777	100,839
Consumer loans	581	114	695	111,615	112,310
Total	$21,386	$18,454	$39,840	$6,096,139	$6,135,979
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

The following table presents the amortized cost basis of loans at March 31, 2025 that were both made to borrowers experiencing financial difficulty and modified during the three months ended March 31, 2025, by class and type of modification. There were no modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

	Three Months Ended March 31, 2025
	Payment Delay
	Amortized Cost	% of Total Loans
(Dollars in thousands)
Other commercial	$23,201	0.38%
Total	$23,201	0.38%
The following table describes the financial effects of the modification made to the borrower experiencing financial difficulty during the three months ended March 31, 2025.

Three Months Ended March 31, 2025
Payment Delay
Other commercial	Delayed the payment 12 months
The following table presents the performance of loans that have been modified during the last twelve months ended March 31, 2025.

	Twelve Months Ended March 31, 2025
(In thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Secured by real estate:
Residential properties	$—	$—	$—
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	25,249	—	—
Total real estate	25,249	—	—
Commercial and industrial loans	1,990	—	—
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total loans before allowance for loan losses	$27,239	$—	$—

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
The following table reflects loans by credit quality indicator and origination year at March 31, 2025. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at March 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$73,867	$229,973	$213,678	$354,279	$255,978	$171,528	$325,441	$1,624,744

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Special mention	603	—	—	—	—	—	2,293	2,896
Classified	300	1,036	2,240	8,297	3,835	6,183	5,695	27,586
Total residential real estate	$74,770	$231,009	$215,918	$362,576	$259,813	$177,711	$333,429	$1,655,226
Current period gross write offs	$—	$—	$—	$—	$11	$97	$52	$160

Construction & land development:
Pass	$16,681	$39,902	$22,176	$23,704	$4,532	$5,447	$396,065	$508,507
Special mention	—	—	—	149	—	—	2,145	2,294
Classified	—	—	246	162	6	3,037	208	3,659
Total construction & land development	$16,681	$39,902	$22,422	$24,015	$4,538	$8,484	$398,418	$514,460
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$22,993	$39,280	$30,690	$67,038	$24,856	$35,973	$81,701	$302,531
Special mention	—	—	—	—	—	—	—	—
Classified	—	62	1,578	583	751	1,036	—	4,010
Total farmland	$22,993	$39,342	$32,268	$67,621	$25,607	$37,009	$81,701	$306,541
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate:
Pass	$49,904	$154,942	$170,618	$458,123	$350,793	$417,994	$1,164,284	$2,766,658
Special mention	—	2,490	—	458	—	—	1,304	4,252
Classified	159	2,897	2,384	2,604	2,842	4,831	25,101	40,818
Total other commercial real estate	$50,063	$160,329	$173,002	$461,185	$353,635	$422,825	$1,190,689	$2,811,728
Current period gross write offs	$—	$—	$—	$—	$—	$248	$—	$248

Commercial & industrial loans:
Pass	$22,177	$82,985	$59,234	$84,929	$21,714	$24,180	$276,629	$571,848
Special mention	—	351	281	5,501	—	—	549	6,682
Classified	—	256	8,667	2,825	1,147	1,677	3,682	18,254
Total commercial & industrial loans	$22,177	$83,592	$68,182	$93,255	$22,861	$25,857	$280,860	$596,784
Current period gross write offs	$—	$8	$—	$41	$21	$378	$60	$508

Agricultural production & other loans to farmers:
Pass	$7,976	$14,281	$7,673	$3,151	$2,007	$2,072	$58,641	$95,801

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Special mention	—	—	—	—	—	—	—	—
Classified	—	4	235	7	13	—	643	902
Total agricultural production & other loans to farmers	$7,976	$14,285	$7,908	$3,158	$2,020	$2,072	$59,284	$96,703
Current period gross write offs	$—	$—	$16	$—	$—	$—	$—	$16

Consumer & other loans:
Pass	$11,054	$33,603	$12,274	$4,716	$1,633	$4,678	$43,771	$111,729
Special mention	—	—	258	—	—	—	—	258
Classified	—	30	71	29	—	26	62	218
Total consumer & other loans	$11,054	$33,633	$12,603	$4,745	$1,633	$4,704	$43,833	$112,205
Current period gross write offs	$526	$30	$42	$38	$4	$13	$59	$712
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
Allowance for Credit Losses on Loans Held for Investment (“LHFI”)
The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The lifetime estimate also considers economic conditions. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers'

creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus' allowance for credit losses.
Transactions in the allowance for credit losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended March 31, 2025
Allowance for loan losses:
Beginning balance	$9,431	$35,038	$25,845	$1,599	$71,913
Provision for credit losses	239	(690)	825	338	712
Recoveries on loans	57	52	28	478	615
Loans charged off	(508)	(248)	(161)	(728)	(1,645)
Ending balance	$9,219	$34,152	$26,537	$1,687	$71,595

Period End Allowance Balance Allocated To:
Individually evaluated	$922	$—	$—	$—	$922
Collectively evaluated	8,297	34,152	26,537	1,687	70,673
Ending balance	$9,219	$34,152	$26,537	$1,687	$71,595

The allowance for credit losses on LHFI decreased for the three months ended March 31, 2025 primarily as a result of net charge-offs, a decrease in total loans and changes in the concentrations of the loan portfolio in the current year. Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled approximately $26.5 million at March 31, 2025 and is excluded from the estimate of credit losses.

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
Three Months Ended March 31, 2024
Allowance for loan losses:
Beginning balance	$6,556	$37,767	$20,487	$1,062	$65,872
Provision for loan losses	2,310	(1,323)	697	227	1,911
Recoveries on loans	23	54	59	361	497
Loans charged off	(668)	(29)	(114)	(629)	(1,440)
Ending balance	$8,221	$36,469	$21,129	$1,021	$66,840

Period End Allowance Balance Allocated To:
Individually evaluated for impairment	$592	$321	$—	$—	$913
Collectively evaluated for impairment	7,629	36,148	21,129	1,021	65,927
Ending balance	$8,221	$36,469	$21,129	$1,021	$66,840

Allowance for Credit Losses on Unfunded Loan Commitments

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

	Three Months Ended March 31,
(In thousands)	2025	2024
Beginning balance	$5,631	$8,951
Impact of adopting CECL	—	—
(Recovery of) provision for credit losses on unfunded loan commitments	(228)	(1,875)
Ending balance	$5,403	$7,076

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
In 2019, the federal bank regulatory agencies finalized a rule that simplifies capital requirements for qualifying community banks by providing an option to use a simple leverage ratio to measure capital adequacy and to not calculate risk-based capital ratios. A qualifying community bank has less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9.0%. The community bank leverage ratio (the “CBLR”) framework was effective on January 1, 2020, and the Company and the Bank elected to adopt the optional CBLR framework in the third quarter of 2022, as an alternative to the generally applicable capital rules.

A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. The Company adopted CECL in the first quarter of 2023 and has elected to utilize the three-year transition period.
The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of March 31, 2025, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action.
The following table presents actual and required capital ratios for the Company and the Bank under the CBLR and prompt corrective action regulations for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2025:
Company:
Community Bank Leverage Ratio	$806,818	10.28%	$706,059	9.00%

Bank:
Community Bank Leverage Ratio	$812,932	10.37%	$705,719	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2024:
Company:
Community Bank Leverage Ratio	$795,241	10.07%	$710,980	9.00%

Bank:
Community Bank Leverage Ratio	$799,421	10.13%	$710,566	9.00%
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

Securities – The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of

March 31, 2025 or December 31, 2024. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.
Collateral-dependent Loans, net of Allowance for Credit Losses – Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists on a non-recurring basis. Allowable methods for determining the amount of the credit loss include estimating fair value using the fair value of the collateral for collateral-dependent loans. Specific allowances for these loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s effective interest rate or the fair value of the collateral net of selling costs if the loan is collateral-dependent. Loans that are primarily collateral dependent loans are assessed using a fair value approach. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised. Appraisals are based on certain assumptions, which may include construction or development status and the highest and best use of the property. The appraisals are reviewed by the Company’s appraisal department to ensure they are acceptable. Loans that have experienced a credit loss are classified within Level 3 of the fair value hierarchy.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
March 31, 2025
U.S. Treasuries	$203,515	$—	$203,515	$—
U.S. Government agency obligations	519,193	—	519,193	—
Residential mortgage-backed securities	78,409	—	78,409	—
Commercial mortgage-backed securities	12,556	—	12,556	—
Corporate investments	48,976	—	48,976	—
State and political subdivisions	38,920	—	38,920	—
Total securities available for sale	$901,569	$—	$901,569	$—

December 31, 2024
U.S. Treasuries	$244,068	$—	$244,068	$—
U.S. Government agency obligations	534,996	—	534,996	—
Residential mortgage-backed securities	68,651	—	68,651	—
Commercial mortgage-backed securities	12,405	—	12,405	—
Corporate investments	48,402	—	48,402	—
State and political subdivisions	41,030	—	41,030	—
Total securities available for sale	$949,552	$—	$949,552	$—
There were no transfers between Level 1, 2 or 3 during the periods shown above.
Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Collateral-dependent loans, net of allowance for credit losses:
March 31, 2025	$46,131	$—	$—	$46,131
December 31, 2024	$13,667	$—	$—	$13,667

Other real estate owned:
March 31, 2025	$8,824	$—	$—	$8,824
December 31, 2024	$7,963	$—	$—	$7,963
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
March 31, 2025
Collateral-dependent loans, net of specific allowance	$46,131	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$8,824	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2024
Collateral-dependent loans, net of specific allowance	$13,667	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$7,963	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%
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
The following table presents estimated fair values of the Company’s financial instruments that are not recorded at fair value:

	March 31, 2025		December 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$598,124	$598,124	$409,639	$409,639
Level 2 inputs:
Securities held to maturity	41,268	41,160	41,278	41,144
FHLB stock	14,238	14,238	14,016	14,016
Accrued interest receivable	34,389	34,389	33,464	33,464
Level 3 inputs:
Loans held for sale	13,019	13,019	9,395	9,395
Loans, net	6,022,052	5,880,383	6,064,066	5,890,543

Financial liabilities:
Level 2 inputs:
Deposits	6,835,748	6,271,190	6,753,978	6,166,467
FHLB and other borrowings	185,043	185,126	185,046	184,903
Subordinated debentures	133,924	127,375	133,875	152,864
Accrued interest payable	11,796	11,796	13,757	13,757

Note 8: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the

Company’s Consolidated Balance Sheets and will be amortized over the life of the Notes. At March 31, 2025 and December 31, 2024, the remaining unamortized balance of these issuance costs was $749,000 and $785,000, respectively. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 586 basis points, with interest during this period payable quarterly in arrears. The Company used the proceeds of the private placement for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the merger (the “FTC Merger”) with First Trust Corporation (“FTC”), the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at March 31, 2025 due to the remaining purchase premium of $152,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	March 31, 2025	December 31, 2024
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month CME Term SOFR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month CME Term SOFR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month CME Term SOFR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month CME Term SOFR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month CME Term SOFR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at March 31, 2025 due to the remaining purchase discount of $3.2 million, which was established upon the merger (the “SCC Merger”) with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, and is being amortized over the remaining life of the debentures.

Interest rates adjust quarterly for the subordinated debentures with rates indexed with SOFR.

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
The ESOP owned 1,454,243 shares of the Company's common stock at March 31, 2025 and December 31, 2024. The ESOP can enter into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock sold by participants in accordance with diversification provisions of the ESOP. These unallocated shares would be released to participants proportionately as the loans are repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, if any, that are used to repay the loan would be treated as compensation expense. As of March 31, 2025, the ESOP had zero outstanding loans with the Company.
Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of allocated shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the Consolidated Statements of Shareholders’ Equity. The fair value of allocated shares held by the ESOP at March 31, 2025 and December 31, 2024 was $95.3 million, based on the Company’s previously disclosed appraised value of $65.50 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.
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

The Preferred Stock bore no dividend for the first two years following the issuance of the Preferred Stock. Thereafter, the annual dividend rate will be adjusted, not lower than 0.5% and not higher than 2.0%, based on our extensions of credit for qualified lending as defined in the terms of the ECIP Interim Final Rule, the Purchase Agreement and the Certificate of Designations (the “Certificate of Designations”) and the investment amount. After the tenth anniversary of the issuance of the Preferred Stock, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10 compared to the baseline qualified lending and the average investment amount. The dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Company had accrued preferred dividends payable of $222,000 at March 31, 2025 and December 31, 2024. This payable is recorded in other liabilities in the Company’s Consolidated Balance Sheets at March 31, 2025 and December 31, 2024.

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
Stock based compensation that has been charged against income was $1.3 million for the three months ended March 31, 2025 and $1.2 million for the same period of 2024. There were zero and 1,240 shares forfeited during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $8.2 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 3.0 years.

A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Three Months Ended
	March 31, 2025		March 31, 2024
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	217,516	$61.46	191,700	$63.16
Granted	—	—	—	—
Vested	—	—	(1,224)	50.00
Forfeited	—	—	(1,240)	57.99
End of period	217,516	$61.46	189,236	$63.28

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
•changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade and tariffs, monetary and fiscal matters, and the uncertainty of the short- and long-term impacts of such changes;
•compliance with governmental and regulatory requirements, including relating to banking, consumer protection, securities and tax matters;
•our ability to raise capital due to the lack of an organized public trading market for BancPlus common stock;
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
•natural disasters, climate change, adverse weather, public health crises, acts of terrorism, outbreaks of hostilities, civil unrest or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview
BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Our wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of March 31, 2025, we operated 81 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.
BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of March 31, 2025, we had $6.84 billion of total deposits, and our deposit base consisted of 88.1% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 2.29% for the year to date period. Our loan portfolio was comprised of 71.0% commercial loans and 29.0% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2024, and we believe we are well-positioned for future growth.
March 31, 2025 Highlights

•Net income for the three months ended March 31, 2025 was $23.2 million, compared with $17.0 million for the same period of 2024
•Diluted earnings per share for the three months ended March 31, 2025 were $1.90, compared with $1.48 for the same period of 2024
•Net interest income was $62.2 million for the three months ended March 31, 2025, compared with $56.3 million for the same period of 2024
•Total loans held for investment were $6.09 billion at March 31, 2025, compared with $6.14 billion at December 31, 2024

Recent Regulatory Developments

On October 24, 2023, the federal banking agencies issued a final rule amending their regulations implementing the Community Reinvestment Act (“CRA”) to substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods. On March 28, 2025, the agencies announced their intent to issue a proposal to rescind the October 2023 final rule, and to reinstate the CRA framework that existed prior to the October 2023 final rule. The Bank received a rating of “Outstanding” in its most recent performance evaluation, which was conducted using the CRA framework that existed prior to the October 2023 final rule.

On September 17, 2024, the FDIC finalized changes to its Statement of Policy on Bank Merger Transactions (the “Policy Statement”), which outlines factors that the FDIC will consider when evaluating a proposed bank merger transaction. On March 3, 2025, the FDIC issued a proposal to rescind the Policy Statement.

Results of Operations
The following discussion of BancPlus’ results of operations compares the three months ended March 31, 2025 to the three months ended March 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or for any other period.
Net Income

Net income for the three months ended March 31, 2025 and 2024 was $23.2 million and $17.0 million, respectively. BancPlus’ annualized return on average assets for the three months ended March 31, 2025 and 2024 was 1.20% and 0.89%, respectively. BancPlus’ annualized return on average equity for the three months ended March 31, 2025 and 2024 was 11.95% and 9.33%, respectively.

The increase in net income and return on average assets and equity for the three months ended March 31, 2025 compared to the same period of 2024 was primarily the result of increased net interest income and noninterest income in the current year period.

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

For the three months ended March 31, 2025, interest income was $104.6 million, an increase of $4.1 million, or 4.1%, compared to interest income of $100.5 million for the three months ended March 31, 2024. The increase in interest income for the three months ended March 31, 2025 compared to the same period of 2024 was primarily the result of increased interest-earning assets due to increased balances of interest bearing deposits held in other banks and investment securities.

For the three months ended March 31, 2025, interest expense was $42.4 million, a decrease of $1.8 million, or 4.1%, compared to interest expense of $44.2 million for the three months ended March 31, 2024. The decrease in interest expense for the three months ended March 31, 2025 compared to the same period of 2024 was primarily the result of a decrease in Federal Home Loan Bank (“FHLB”) balances and other borrowings in the current year to date period compared to the same period of 2024.

For the three months ended March 31, 2025, net interest income was $62.2 million, an increase of $5.9 million, or 10.5%, compared to net interest income of $56.3 million for the three months ended March 31, 2024.

Net interest margin for the three months ended March 31, 2025 increased 26 basis points to 3.40% from 3.14% for the same period of 2024, primarily as a result of the increased average balances interest bearing deposits with banks and investment securities and reduction in FHLB balances and other borrowings.

Our year to date average interest-earning assets at March 31, 2025 increased $0.25 billion, or 3.54%, to $7.42 billion from $7.17 billion at March 31, 2024. BancPlus’ average interest-bearing liabilities at March 31, 2025 increased $0.20 billion, or 3.55%, to $5.71 billion from $5.51 billion at March 31, 2024. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due increases in average balances of interest bearing deposits held in other banks and investment securities and deposit growth. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 130.1% at March 31, 2025 and 2024.
BancPlus’ average interest-earning assets produced a tax-equivalent yield of 5.71% for the three months ended March 31, 2025, compared to 5.61% for the three months ended March 31, 2024. The average rate paid on interest-bearing liabilities was 3.01% for the three months ended March 31, 2025, compared to 3.21% for the three months ended March 31, 2024. The year-over-year change in yields reflects a favorable shift in the interest rate environment as compared to the first quarter of 2024 as well as a reduction in the outstanding FHLB balances which have a weighted average rate of 4.33%.
Average Balances and Yields
The following tables show, for the three months ended March 31, 2025 and 2024, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (4)	Average Balance	Interest & Fees	Yield / Rate (4)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$302,363	$3,602	4.83%	$127,268	$1,600	5.03%
	302,363	3,602	4.83%	127,268	1,600	5.03%
Investment securities:
Taxable investment securities	942,830	7,877	3.39%	878,233	6,893	3.14%
Tax-exempt investment securities	47,739	314	2.67%	55,395	342	2.47%
Total securities	990,569	8,191	3.35%	933,628	7,235	3.10%
Loans (1)	6,114,177	92,567	6.14%	6,082,924	91,227	6.00%
FHLB stock	15,667	226	5.85%	24,964	420	6.73%
Total interest-earning assets	7,422,776	104,586	5.71%	7,168,784	100,482	5.61%
Noninterest-earning assets	454,543			464,123
Total assets	$7,877,319			$7,632,907

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,366,334	$5,875	1.74%	$1,423,982	$6,261	1.76%
Savings and money market deposits	2,197,345	14,223	2.63%	2,081,907	15,929	3.06%
Time deposits	1,823,658	18,172	4.04%	1,532,386	15,752	4.11%
Federal funds purchased	6	—	—%	516	8	6.20%
FHLB advances	185,049	2,003	4.39%	332,804	3,902	4.69%
Other borrowings	—	—	—%	5,549	89	6.42%
Subordinated debentures	133,878	2,112	6.40%	133,682	2,267	6.78%
Total interest-bearing liabilities	5,706,270	42,385	3.01%	5,510,826	44,208	3.21%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,298,674			1,305,814
Other noninterest-bearing liabilities	84,204			85,558
Total noninterest-bearing liabilities	1,382,878			1,391,372
Shareholders’ equity (6)	788,171			730,709
Total liabilities and shareholders’ equity	$7,877,319			$7,632,907
Net interest income/net interest margin (2)		62,201	3.40%		56,274	3.14%
Net interest spread (5)			2.70%			2.40%
Taxable equivalent adjustment:
Tax-exempt investment securities (3)		102			110
Net interest income/net interest margin (2)		$62,303	3.40%		$56,384	3.15%
_______________________________
(1)Average loan balances include nonaccrual loans.
(2)Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(3)Interest income and averages rates for tax exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2025 and 2024.
(4)Yields and rates are annualized.
(5)Net interest spread is the yield on BancPlus’ total interest-earning assets less the yield on its interest-bearing liabilities.
(6)Includes BancPlus’ Employee Stock Ownership Plan-owned shares.

Rate/Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to the outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the later period to the change in average balances outstanding between periods. The following table presents the changes in the volume and rate of BancPlus’ interest-bearing assets and liabilities for the dates presented:

	Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$2,086	$(84)	$2,002
Investment securities:
Taxable investment securities	540	444	984
Tax-exempt investment securities	(50)	22	(28)
Total securities	490	466	956
Loans, net	473	867	1,340
FHLB stock	(134)	(60)	(194)
Total interest-earning assets	$2,915	$1,189	$4,104

Interest-bearing liabilities:
Interest-bearing transaction deposits	$(248)	$(138)	$(386)
Savings and money market deposits	747	(2,453)	(1,706)
Time deposits	2,902	(482)	2,420
Federal funds purchased	—	(8)	(8)
FHLB advances	(1,599)	(300)	(1,899)
Other borrowings	—	(89)	(89)
Subordinated debentures	3	(158)	(155)
Total interest-bearing liabilities	$1,805	$(3,628)	$(1,823)
Net interest income	$1,110	$4,817	$5,927

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

For the three months ended March 31, 2025, the provision for credit losses was $484,000, compared to $36,000 for the same period of 2024, an increase of $448,000, or 1,244.4%. The increase was primarily attributable to a reduction in provision for credit losses on off-balance sheet credit exposures in the prior year.

The following table presents the components of the provision for credit losses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Loans	$712	$1,911	$(1,199)	(62.7)%
Off-balance sheet credit exposures	(228)	(1,875)	1,647	(87.8)%
Provision for credit losses	$484	$36	$448	1244.4%

Noninterest Income

Noninterest income consists of: (i) service charges on deposit accounts; (ii) mortgage origination income; (iii) debit card interchange fees; (iv) income from fiduciary activities; (v) ATM income; (vi) brokerage and insurance fees and commissions, (vii) life insurance income, (viii) Community Development Financial Institution (“CDFI”) grants and (ix) other noninterest income.

BancPlus’ income from service charges on deposit accounts and debit card interchange fees is largely affected by the volume, growth and type of deposits BancPlus holds, which are impacted by prevailing market conditions for BancPlus’ deposit products, market interest rates, marketing efforts, and other factors.

Service charges on deposit accounts include fees and miscellaneous charges on deposit products offered by BancPlus. Mortgage origination income represents the gains recorded on the sale of mortgages originated by BancPlus. Debit card interchange fees represents income from the use of check cards by our customers. Income from fiduciary activities includes retirement and management fee income from our wealth management group. ATM income is comprised of fees from our ATM network. Brokerage and insurance fees and commissions includes stock and mutual fund brokerage fees earned by our wealth management group. Life insurance income includes earnings and benefits paid on bank-owned life insurance policies. Other income includes various types of income including gains on sale of other real estate, personalized check sales, and wire transfer fees.

Noninterest income increased $5.1 million, or 29.1%, to $22.4 million for the three months ended March 31, 2025 compared to $17.4 million for the same period of 2024, primarily due to increases in other income, CDFI grants and income from fiduciary activities partially offset by decreases in mortgage origination income.

The following table presents the major components of noninterest income for three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$5,854	$5,829	$25	0.4%
Mortgage origination income	404	968	(564)	(58.3)%
Debit card interchange fees	2,325	2,536	(211)	(8.3)%
Income from fiduciary activities	2,693	2,275	418	18.4%
ATM income	1,218	1,195	23	1.9%
Brokerage and insurance fees and commissions	745	647	98	15.1%
Life insurance income	986	853	133	15.6%
CDFI grants	629	—	629	N/A
Other income	7,575	3,073	4,502	146.5%
Total	$22,429	$17,376	$5,053	29.1%

Mortgage origination income decreased during the three months ended March 31, 2025 compared to the same period of 2024 primarily due to decreased volume in mortgage originations in the current year-to-date period compared to the same period of 2024.

Income from fiduciary activities increased during the three months ended March 31, 2025 compared to the same period of 2024 primarily due to increases in assets under management in the first quarter of 2025 compared to the same period of 2024.

CDFI grants increased during the three months ended March 31, 2025 compared to the same period of 2024 primarily as the result of a grant awarded in January of 2025 compared to no grants awarded in the same period of 2024.

Other income increased during the three months ended March 31, 2025 compared to the same period of 2024 primarily due to a gain on the sale of three branches in the current year-to-date period. There were $97.4 million in deposits and $1.5 million loans sold in this transaction.

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

For the three months ended March 31, 2025, noninterest expense totaled $54.7 million, an increase of $2.5 million, or 4.9%, from $52.1 million for the three months ended March 31, 2024, primarily due to increases in salaries and employee benefits expenses and other real estate expenses and losses.

The following table presents the major components of noninterest expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$31,730	$30,703	$1,027	3.3%
Net occupancy expenses	4,716	4,505	211	4.7%
Furniture, equipment and data processing expenses	7,514	7,282	232	3.2%
Marketing and promotional expenses	1,512	1,462	50	3.4%
Other real estate expenses and losses	1,184	241	943	391.3%
Professional fees	1,214	1,185	29	2.4%
Other expenses	6,795	6,749	46	0.7%
Total	$54,665	$52,127	$2,538	4.9%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 58.0% and 58.9% of total noninterest expense for the three months ended March 31, 2025 and 2024, respectively. Salaries and employee benefits expense increased during the three months ended March 31, 2025, compared to the same period of 2024 primarily due to normal annual salary increases for employees and related expenses.

Other real estate expenses and losses increased during the three months ended March 31, 2025 compared to the same period of 2024 due to write downs in the current year-to-date period on closed branch locations.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $6.3 million for the three months ended March 31, 2025, compared to $4.5 million for the same period of 2024, an increase of $1.7 million, or 38.2%. BancPlus’ effective tax rate for the three months ended March 31, 2025 was 21.2%, compared to 21.1% for the same period of 2024.

The increase in income tax expense was the result of larger income before taxes in the current year period.

Financial Condition

The following discussion compares BancPlus’ financial condition as of March 31, 2025 to December 31, 2024.

Assets

Total assets increased $0.10 billion, or 1.3%, to $8.03 billion at March 31, 2025, compared to total assets of $7.93 billion at December 31, 2024. Total cash and cash equivalents increased $188.5 million, or 46.0%, to $598.1 million at March 31, 2025, compared to $409.6 million at December 31, 2024, primarily due to increases in total deposits. Total loans held for investment decreased $0.04 billion, or 0.7%, to $6.09 billion at March 31, 2025, compared to $6.14 billion at December 31, 2024.

Investment securities decreased $48.0 million, or 4.8%, from $990.8 million at December 31, 2024 to $942.8 million at March 31, 2025 primarily as a result of maturities of available for sale securities.
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

As of March 31, 2025, 4.4% of BancPlus’ investment securities portfolio was classified as held to maturity and 95.6% was classified as available for sale. As of December 31, 2024, 4.2% of BancPlus’ investment securities portfolio was classified as held to maturity and 95.8% was classified as available for sale. Securities available for sale decreased $48.0 million, or 5.1%, from $949.6 million at December 31, 2024 to $901.6 million at March 31, 2025 primarily as a result of decreases in BancPlus’ portfolio of U.S. Treasuries and U.S. Government agency obligations.

At March 31, 2025, U.S. Government agency obligations represented 55.1%, U.S. Treasuries represented 21.6%, mortgage-backed securities represented 9.6%, municipal securities represented 8.5%, and corporate investments represented 5.2% of BancPlus’ investment securities portfolio. At December 31, 2024, U.S. Government agency obligations represented 54.0%, U.S. Treasuries represented 24.6%, municipal securities represented 8.3%, mortgage-backed securities represented 8.2%, and corporate investments represented 4.9% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates presented:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$41,268	4.38%	$41,278	4.17%
Total held-to-maturity	41,268	4.38%	41,278	4.17%

Available for Sale:
(At fair value)
U.S. Treasuries	203,515	21.59%	244,068	24.63%
U.S. Government agency obligations	519,193	55.07%	534,996	53.99%
Issued by states and political subdivisions	38,920	4.13%	41,030	4.14%
Mortgage-backed securities:
Residential	78,409	8.32%	68,651	6.93%
Commercial	12,556	1.33%	12,405	1.25%
Corporate investments	48,976	5.19%	48,402	4.88%
Total available for sale	901,569	95.62%	949,552	95.83%

Total investment securities	$942,837	100.00%	$990,830	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates presented. Weighted-average yields have been computed on a fully tax equivalent basis using federal and state tax rates of 21% and 5%, respectively.

	Maturity as of March 31, 2025
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$18,573	3.34%	$18,360	2.60%	$3,545	3.74%	$790	4.40%
Total held to maturity	18,573	3.34%	18,360	2.60%	3,545	3.74%	790	4.40%

Available for sale:
U.S. Treasuries	109,770	4.28%	93,745	4.12%	—	—%	—	—%
U.S. Government agency obligations	91,463	1.35%	424,007	3.29%	3,723	1.73%	—	—%
Issued by states and political subdivisions	5,299	2.36%	22,173	3.31%	10,369	3.36%	1,079	4.58%
Mortgage-backed securities:
Residential	—	—%	11,751	4.52%	9,347	2.96%	57,311	2.49%
Commercial	—	—%	12,338	1.53%	—	—%	218	2.43%
Corporate investments	—	—%	1,468	5.36%	46,633	4.26%	875	4.50%
Total available for sale	206,532	2.93%	565,482	3.42%	70,072	3.82%	59,483	2.56%

Total investment securities	$225,105	2.97%	$583,842	3.40%	$73,617	3.82%	$60,273	2.58%

	Maturity as of December 31, 2024
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$17,901	3.37%	$19,042	2.59%	$3,545	3.72%	$790	4.39%
Total held to maturity	17,901	3.37%	19,042	2.59%	3,545	3.72%	790	4.39%

Available for sale:
U.S. Treasuries	151,606	4.43%	92,462	4.09%	—	—%	—	—%
U.S. Government agency obligations	95,403	1.04%	421,298	3.21%	18,296	1.61%	—	—%
Issued by states and political subdivisions	5,894	2.36%	21,638	3.24%	12,168	3.16%	1,329	4.03%
Mortgage-backed securities:
Residential	—	—%	948	1.73%	6,691	3.10%	61,011	2.49%
Commercial	—	—%	9,493	1.51%	2,682	1.58%	230	2.43%
Corporate investments	—	—%	1,424	5.63%	46,129	4.25%	850	4.50%
Total available for sale	252,903	3.10%	547,263	3.33%	85,966	3.36%	63,420	2.55%

Total investment securities	$270,804	3.12%	$566,305	3.31%	$89,511	3.38%	$64,210	2.57%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates presented:

	As of March 31, 2025		As of December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent

Secured by real estate:
Residential properties	$1,655,226	27.16%	$1,640,428	26.73%
Construction and land development	514,460	8.44%	534,366	8.71%
Farmland	306,541	5.03%	307,372	5.01%
Other commercial	2,811,728	46.15%	2,836,836	46.24%
Total real estate	5,287,955	86.78%	5,319,002	86.69%
Commercial and industrial	596,784	9.79%	603,828	9.84%
Agricultural production and other loans to farmers	96,703	1.59%	100,839	1.64%
Consumer and other	112,205	1.84%	112,310	1.83%
Total loans, gross	6,093,647	100.00%	6,135,979	100.00%
Allowance for credit losses	(71,595)		(71,913)
Total loans, net	$6,022,052		$6,064,066

Our loan portfolio was comprised of 71.0% commercial loans and 29.0% consumer loans as of March 31, 2025, compared to 71.4% commercial loans and 28.6% consumer loans as of December 31, 2024. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.
As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At March 31, 2025, BancPlus’ loan portfolio included $292.4 million of loan participations purchased, or 4.80% of total loans, which included $83.3 million of shared national credits. At December 31, 2024, BancPlus’ loan portfolio included $318.1 million of loan participations purchased, or 5.18% of total loans, which included $121.4 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates presented:

	As of March 31, 2025
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$166,070	$700,824	$395,330	$393,002	$1,655,226
Construction and land development	265,775	207,956	33,173	7,556	514,460
Farmland	45,029	141,807	105,473	14,232	306,541
Other commercial	567,434	1,747,206	362,738	134,350	2,811,728
Total real estate	1,044,308	2,797,793	896,714	549,140	5,287,955
Commercial and industrial	193,356	353,107	50,320	1	596,784
Agricultural production and other loans to farmers	47,488	47,185	2,030	—	96,703
Consumer and other loans	29,087	74,086	4,791	4,241	112,205
Total loans	$1,314,239	$3,272,171	$953,855	$553,382	$6,093,647

	As of December 31, 2024
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$168,240	$680,167	$393,150	$398,871	$1,640,428
Construction and land development	267,426	231,240	27,063	8,637	534,366
Farmland	49,943	135,745	104,561	17,123	307,372
Other commercial	484,284	1,846,367	354,738	151,447	2,836,836
Total real estate	969,893	2,893,519	879,512	576,078	5,319,002
Commercial and industrial	206,208	345,083	52,537	—	603,828
Agricultural production and other loans to farmers	55,315	44,207	1,317	—	100,839
Consumer and other loans	30,826	72,875	4,299	4,310	112,310
Total loans	$1,262,242	$3,355,684	$937,665	$580,388	$6,135,979

	As of March 31, 2025
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,246,544	$408,682	$1,655,226
Construction and land development	231,054	283,406	514,460
Farmland	168,066	138,475	306,541
Other commercial	1,921,694	890,034	2,811,728
Total real estate	3,567,358	1,720,597	5,287,955
Commercial and industrial	297,040	299,744	596,784
Agricultural production and other loans to farmers	47,758	48,945	96,703
Consumer and other loans	66,766	45,439	112,205
Total loans	$3,978,922	$2,114,725	$6,093,647

	As of December 31, 2024
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,242,050	$398,378	$1,640,428
Construction and land development	240,849	293,517	534,366
Farmland	171,780	135,592	307,372
Other commercial	1,946,477	890,359	2,836,836
Total real estate	3,601,156	1,717,846	5,319,002
Commercial and industrial	301,050	302,778	603,828
Agricultural production and other loans to farmers	53,269	47,570	100,839
Consumer and other loans	68,923	43,387	112,310
Total loans	$4,024,398	$2,111,581	$6,135,979

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At March 31, 2025, BancPlus had total off-balance sheet commitments of $963.2 million. At March 31, 2025, BancPlus had an allowance for credit loss on off-balance sheet commitments of $5.4 million.

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

The tables below set forth information on BancPlus’ asset classification as of the dates presented. BancPlus had no assets classified as loss.

	As of March 31, 2025
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,624,744	$2,896	$27,586	$—	$1,655,226
Construction and land development	508,507	2,294	3,659	—	514,460
Farmland	302,531	—	4,010	—	306,541
Other commercial	2,766,658	4,252	40,818	—	2,811,728
Total real estate	5,202,440	9,442	76,073	—	5,287,955
Commercial and industrial	571,848	6,682	17,003	1,251	596,784
Agricultural production and other loans to farmers	95,801	—	902	—	96,703
Consumer and other	111,729	258	218	—	112,205
Total	$5,981,818	$16,382	$94,196	$1,251	$6,093,647

	As of December 31, 2024
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,611,245	$2,874	$26,277	$32	$1,640,428
Construction and land development	527,474	2,549	4,343	—	534,366
Farmland	303,228	479	3,665	—	307,372
Other commercial	2,819,926	2,052	14,127	731	2,836,836
Total real estate	5,261,873	7,954	48,412	763	5,319,002
Commercial and industrial	580,999	6,521	15,069	1,239	603,828
Agricultural production and other loans to farmers	99,963	—	876	—	100,839
Consumer and other	111,732	258	320	—	112,310
Total	$6,054,567	$14,733	$64,677	$2,002	$6,135,979

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans that are 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates presented:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans:
Real estate loans:
Residential properties	$7,104	$6,070
Construction and land development	2,397	2,634
Farmland	1,555	346
Other commercial	3,210	3,511
Total real estate	14,266	12,561
Commercial and industrial	2,099	1,912
Agricultural production and other loans to farmers	123	—
Consumer and other	166	194
Total nonaccrual loans	16,654	14,667

90+ days past due and accruing:
Real estate loans:
Residential properties	1,872	3,591
Construction and land development	786	869
Farmland	80	1,761
Other commercial	1,255	1,255
Total real estate	3,993	7,476
Commercial and industrial	94	726
Agricultural production and other loans to farmers	643	643
Consumer and other	—	1
Total 90+ days past due and accruing	4,730	8,846
Total nonperforming loans	21,384	23,513
Plus: foreclosed assets	8,824	7,963
Total nonperforming assets	$30,208	$31,476

Nonaccrual loans to total loans	0.27%	0.24%
Nonperforming loans to total loans	0.35%	0.38%
Nonperforming assets to total assets	0.38%	0.40%
Allowance for credit losses to nonaccrual loans	429.90%	490.30%

Total nonperforming assets decreased by $1.3 million, or 4.0%, from $31.5 million at December 31, 2024 to $30.2 million at March 31, 2025, primarily the result of decreases in past due real estate loans in the current year period. This decrease in nonperforming loans for the period ended March 31, 2025 resulted in corresponding decreases in the ratios for nonperforming loans to total loans and nonperforming assets to total assets. The ratio for allowance for credit losses to nonaccrual loans decreased as a result of the increase in nonaccrual loans in the current year.

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

These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the first quarter of 2025, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of tariffs, supply chain disruptions, labor shortages, and the conflicts in Ukraine and the Middle East. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for credit losses.

The allowance for credit losses decreased $318,000, or 0.4%, to $71.6 million at March 31, 2025 compared to $71.9 million at December 31, 2024. As a percentage of loans, the allowance for credit losses was 1.17%, at March 31, 2025 and December 31, 2024. The decrease was primarily attributable to net charge-offs, a decrease in total loans and changes in the concentrations of the loan portfolio in the current year. Net charge-offs totaled $1.0 million and $943,000 for the three months ended March 31, 2025 and 2024, respectively.

The following is a summary of the activity in the allowance for credit loss reserve as of and for the year-to-date periods presented:

(Dollars in thousands)	March 31, 2025	March 31, 2024

Balance, beginning of period	$71,913	$65,872
Charge-offs:
Residential properties	160	114
Other commercial	248	29
Total real estate	408	143
Commercial and industrial	508	668
Agricultural production and other loans to farmers	16	—
Consumer and other	712	629
Total charge-offs	1,644	1,440
Recoveries:
Residential properties	28	59
Construction and land development	17	4
Farmland	5	37
Other commercial	30	13
Total real estate	80	113
Commercial and industrial	57	23
Agricultural production and other loans to farmers	14	—
Consumer and other	463	361
Total recoveries	614	497
Net charge-offs	1,030	943
Provision for credit losses	712	1,911
Balance, end of period	$71,595	$66,840

Total loans, end of period (including loans held for sale)	$6,106,666	$6,073,545
Average loans	$6,114,177	$6,082,924
Net charge-offs (annualized) to average loans	0.07%	0.06%
Allowance for credit losses to total loans	1.17%	1.10%

The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$132	$1,650,932	0.03%	$55	$1,579,703	0.01%
Construction and land development	(17)	523,384	(0.01)%	(4)	685,680	—%
Farmland	(5)	309,638	(0.01)%	(37)	309,818	(0.05)%
Other commercial	218	2,824,385	0.03%	16	2,693,386	—%
Commercial and industrial	451	598,510	0.30%	645	630,306	0.41%
Agricultural production and other loans to farmers	2	88,480	0.01%	—	80,421	—%
Consumer and other	249	111,652	0.89%	268	97,655	1.10%
Loans held for sale	—	7,196	—%	—	5,955	—%
Total	$1,030	$6,114,177	0.07%	$943	$6,082,924	0.06%

The following tables present a summary of the allocation of the allowance for credit losses by loan portfolio category, and the percentage of loans in each category, for the periods presented:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$26,537	37.1%	$25,845	35.9%
Construction and land development	9,746	13.6%	9,937	13.8%
Farmland	4,198	5.9%	4,187	5.8%
Other commercial	20,208	28.2%	20,914	29.1%
Total real estate	60,689	84.8%	60,883	84.7%
Commercial and industrial	9,219	12.9%	9,431	13.1%
Agricultural production and other loans to farmers	792	1.1%	722	1.0%
Consumer and other	895	1.3%	877	1.2%
Total allowance for credit losses	$71,595	100.0%	$71,913	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million as of both March 31, 2025 and December 31, 2024. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the merger (the “SCC Merger”) with State Capital Corp. and the merger (the “FTC Merger”) with First Trust Corporation. Total other intangible assets at March 31, 2025 and December 31, 2024 were $8.0 million and $8.4 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details the composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods presented:

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent

Non-interest bearing	$1,298,674	0.00%	19.42%	$1,307,121	0.00%	19.93%
Interest bearing:
Transaction accounts	1,366,334	1.72%	20.44%	1,381,070	1.86%	21.06%
Money market and other savings accounts	2,197,345	2.59%	32.86%	2,149,201	3.09%	32.77%
Certificates of deposit	1,593,766	3.91%	23.84%	1,528,993	4.15%	23.31%
Brokered time deposits	229,892	4.54%	3.44%	192,869	5.41%	2.94%
Total deposits	$6,686,011	2.29%	100.00%	$6,559,254	2.53%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $126.8 million, or 1.9%, to $6.69 billion at March 31, 2025 from $6.56 billion as of December 31, 2024 primarily resulted from increases in money market and other savings accounts, certificates of deposit, and brokered deposits. At March 31, 2025 and December 31, 2024, BancPlus held deposits in excess of FDIC insurance limits estimated at $1.84 billion and $1.72 billion, respectively.

The following table shows the maturity of certificates of deposit, including brokered time deposits, as of March 31, 2025:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$195,337	$324,295	$519,632	$89,612
Over 3 months through 6 months	249,059	427,586	676,645	137,559
Over 6 months through 12 months	139,123	293,078	432,201	68,373
Over 12 months	27,297	120,783	148,080	14,160
Total certificates of deposit	$610,816	$1,165,742	$1,776,558	$309,704

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At March 31, 2025 and December 31, 2024, BancPlus had no short-term borrowings. The following is a summary of our short-term borrowings during the periods presented.

(Dollars in thousands)	Balances Outstanding			Weighted Average Rate
March 31, 2025	Maximum Month End	Average Daily	At Period End	During Period	At Period End
Federal funds purchased	$—	$6	$—	5.78%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$—	$—	$—

December 31, 2024
Federal funds purchased	$—	$128	$—	5.97%	—%
Securities sold under agreements to repurchase	—	—	—	—%	—%
	$—	$128	$—

Advances from FHLB and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At March 31, 2025 and December 31, 2024, BancPlus had $185.0 million in FHLB borrowings, at a weighted average interest rate of 4.33%.

The Company also has available funding from the Federal Reserve Bank’s discount window which it utilizes from time to time for short-term funding. At March 31, 2025 and December 31, 2024, the Company had zero borrowings outstanding with the Federal Reserve Bank.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	March 31, 2025
2025	$125,010
2026	60,014
2027	14
2028	5
2029	—
Thereafter	—
Total	$185,043

Subordinated Debentures. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and are being amortized over the life of the Notes. At March 31, 2025 and December 31, 2024, the remaining unamortized balance of these issuance costs was $749,000 and $785,000, respectively. The Notes initially bear interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to the Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 586 basis points, with interest during this period payable quarterly in arrears. The Notes qualify as Tier 2 capital for regulatory capital purposes. The Company used the proceeds from the Notes for general corporate purposes, including improving the Company’s liquidity and capital position.

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

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the consolidated balance sheet at March 31, 2025 due to the remaining purchase premium of $152,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	March 31, 2025	December 31, 2024
First Bancshares of Baton Rouge Statutory Trust I	2034	3 month CME Term SOFR, plus 2.50%	$4,124	$4,124
State Capital Statutory Trust IV	2035	3 month CME Term SOFR, plus 1.99%	5,155	5,155
BancPlus Statutory Trust II	2036	3 month CME Term SOFR, plus 1.50%	20,619	20,619
BancPlus Statutory Trust III	2037	3 month CME Term SOFR, plus 1.35%	20,619	20,619
State Capital Master Trust	2037	3 month CME Term SOFR, plus 1.46%	6,186	6,186
			$56,703	$56,703

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at March 31, 2025 due to the remaining purchase discount of $3.2 million, which was established upon the SCC Merger and is being amortized over the remaining life of the debentures. At March 31, 2025 and December 31, 2024, the remaining unamortized purchase discount was $3.2 million.

Interest rates adjust quarterly for the subordinated debentures with rates indexed with SOFR.

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

Shareholders’ equity increased $25.3 million, or 3.3%, to $799.7 million at March 31, 2025 from $774.4 million at December 31, 2024, primarily due to net income of $23.2 million, other comprehensive income of $7.8 million, and stock based compensation of $1.3 million, partially offset by common stock dividends paid of $5.8 million and preferred stock dividends paid of $1.3 million.

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

BancPlus manages its liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities, which BancPlus considers its primary liquidity. Furthermore, a significant portion of these unencumbered liquid assets are comprised of U.S. government agency obligations, mortgage-backed securities and other agency securities, which the regulatory bodies consider the most marketable and liquid, especially in a stress scenario. In regard to off-balance sheet capacity, BancPlus maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of St. Louis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which BancPlus considers secondary liquidity. BancPlus also monitors its liquidity requirements in light of interest rate trends, changes in the economy, scheduled maturities and interest rate sensitivity of investments, loans, borrowings and deposits. As part of its liquidity management strategy, BancPlus is also focused on minimizing its costs of liquidity by growing its noninterest-bearing and other low-cost deposits and replacing higher cost borrowed funds.

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	March 31, 2025	December 31, 2024
Cash and cash equivalents	$598,124	$409,639
Total securities	942,837	990,830
Less: pledged securities	(144,903)	(157,665)
Total primary liquidity	$1,396,058	$1,242,804
Ratio of primary liquidity to total deposits	20.4%	18.4%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	March 31, 2025	December 31, 2024
Net secured borrowing capacity with the FHLB	$1,793,264	$1,927,118
Net secured borrowing capacity with the Federal Reserve Bank	1,214,606	1,198,946
Unsecured borrowing capacity with correspondent lenders	198,000	198,000
Total secondary liquidity	$3,205,870	$3,324,064
Ratio of primary and secondary liquidity to total deposits	67.3%	67.6%

During the three months ended March 31, 2025, BancPlus’ primary liquidity increased by $153.3 million to $1.40 billion, compared to $1.24 billion at December 31, 2024, primarily due to an increase in cash and cash equivalents. Secondary liquidity decreased by $118.2 million to $3.21 billion as of March 31, 2025 from $3.32 billion as of December 31, 2024. This decrease was primarily due to a decrease in BancPlus’ FHLB borrowing capacity.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $6.02 billion and $5.91 billion and represented 88.1% and 87.6% of total deposits as of March 31, 2025 and December 31, 2024, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources.

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

Due to state banking laws, BankPlus may not pay dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $21.6 million to BancPlus for both of the year-to-date periods ended March 31, 2025 and March 31, 2024. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

Further, under prompt corrective action regulations, an insured depository institution is classified in one of several tiers based on its level of capital and other factors, and may be subject to an escalating series of remedial measures if it is less than “well capitalized.” An institution is deemed “well capitalized” if it satisfies certain capital ratios and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of March 31, 2025, the Bank maintained a leverage ratio of more than 9.0% and, as an institution has elected to adopt the CBLR framework, the Bank was therefore well capitalized under the regulatory framework for prompt corrective action.

As of March 31, 2025 and December 31, 2024, BancPlus and BankPlus met the minimum CBLR requirement and therefore satisfied the capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates presented (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
As of March 31, 2025:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$806,818	10.28%	$706,059	9.00%

Bank:
Community Bank Leverage Ratio	$812,932	10.37%	$705,719	9.00%

	Actual		Minimum Requirement to be Well Capitalized
As of December 31, 2024:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$795,241	10.07%	$710,980	9.00%

Bank:
Community Bank Leverage Ratio	$799,421	10.13%	$710,566	9.00%

Contractual Obligations

Contractual obligations as of March 31, 2025 totaled $2.14 billion and were primarily comprised of deposits with maturities of $1.78 billion, subordinated debentures of $133.9 million and operating lease obligations of $41.6 million. Contractual obligations due within the next twelve months were $1.76 billion and were primarily related to time deposits with maturity dates and short-term FHLB advances due in 2023-2024. Contractual obligations due in more than 12 months were $0.38 billion and were comprised of $148.1 million of time deposits with maturity dates and $133.9 million of subordinated debentures with maturities ranging from 2030 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

Recent Accounting Pronouncements

See Note 1 Basis of Presentation in our Condensed Notes to Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC.

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

Potential changes over a 12-month horizon to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of March 31, 2025 and December 31, 2024 are presented in the table below. The projections for March 31, 2025 and December 31, 2024 assume immediate, parallel shifts down from the yield curves of 100, 200, and 300 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points.

	As of March 31, 2025				As of December 31, 2024
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	$(3,589)	(1.3)%	$(153,468)	(12.5)%	$(5,418)	(2.0)%	$(165,245)	(14.1)%
200	$(3,954)	(1.4)%	$(100,037)	(8.1)%	$(5,031)	(1.8)%	$(108,177)	(9.3)%
100	$(4,576)	(1.6)%	$(54,756)	(4.5)%	$(5,052)	(1.9)%	$(58,845)	(5.0)%
Unchanged	$—	—%	$—	—%	$—	—%	$—	—%
-100	$(2,975)	(1.0)%	$16,115	1.3%	$(2,118)	(0.8)%	$22,083	1.9%
-200	$(2,192)	(0.8)%	$21,346	1.7%	$166	0.1%	$39,213	3.4%
-300	$3,475	1.2%	$23,096	1.9%	$5,826	2.1%	$48,297	4.1%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 1.3% decrease in net interest income in year one and an 12.5% decrease in EVE as of March 31, 2025. At December 31, 2024, in the event of an immediate and sustained 300 basis point increase in interest, BancPlus would have experienced a 2.0% decrease in net interest income and a 14.1% decrease in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced a decrease of 1.0% in net interest income and a 1.3% increase in EVE as of March 31, 2025, and a 0.8% decrease in net interest income and a 1.9% increase in EVE as of December 31, 2024.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information about our legal proceedings refer to Footnote 12 to our Condensed Notes to Consolidated Financial Statements for the quarter ended March 31, 2025 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to the above, the Company, including its subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans Of Directors and Executive Officers

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

BancPlus Corporation

Date:	May 8, 2025	By:	/s/ William A. Ray
William A. Ray
Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ Karlen Turbeville
Karlen Turbeville
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)