Form 10-Q
period 2025-06-30
BANCPLUS CORP
filed 2025-08-08
CIK 1118004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of August 1, 2025: 11,762,294

BANCPLUS CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BancPlus Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets:
Cash and due from banks	$88,399	$90,602
Interest bearing deposits with banks	245,834	319,037
Total cash and cash equivalents	334,233	409,639
Securities available for sale, net of allowance for credit losses of zero at June 30, 2025 and December 31, 2024	950,140	949,552
Securities held to maturity - fair value $40,600 - 2025; $41,144 - 2024	40,679	41,278
Loans held for sale	21,160	9,395

Loans	6,119,802	6,135,979
Less: Allowance for credit losses	71,428	71,913
Net loans	6,048,374	6,064,066

Premises and equipment, net	145,811	141,008
Operating lease right-of-use assets	28,859	29,545
Accrued interest receivable	34,077	33,464
Goodwill	62,772	62,772
Other assets	181,447	186,062
Total assets	$7,847,552	$7,926,781

Liabilities:
Deposits	$6,736,666	$6,753,978
Advances from Federal Home Loan Bank and other borrowings	150,002	185,046
Subordinated debentures	74,679	133,875
Operating lease liabilities	30,687	31,425
Accrued interest payable	9,931	13,757
Other liabilities	28,117	34,281
Total liabilities	7,030,082	7,152,362

Redeemable common stock owned by the ESOP	95,616	95,253
Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value	250,000	250,000
250,000 authorized, issued and outstanding at June 30, 2025 and December 31, 2024; aggregate liquidation preference of $250,000
Common Stock, par value $1.00 per share
100,000,000 authorized; 11,762,294 and 11,694,256 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	11,762	11,694
Additional paid-in capital	128,271	127,215
Retained earnings	440,715	411,186
Accumulated other comprehensive loss, net	(13,278)	(25,676)
	817,470	774,419
Less: Redeemable common stock owned by the ESOP	(95,616)	(95,253)
Total shareholders' equity	721,854	679,166
Total liabilities and shareholders' equity	$7,847,552	$7,926,781

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$95,253	$94,221	$187,820	$185,448
Taxable securities	7,836	7,354	15,713	14,247
Tax-exempt securities	305	334	619	676
Interest bearing bank balances and other	4,526	3,202	8,354	5,222
Total interest income	107,920	105,111	212,506	205,593

Interest expense:
Deposits	37,237	41,616	75,507	79,558
Advances from Federal Home Loan Bank	1,745	2,838	3,748	6,740
Other borrowings	2,672	2,270	4,784	4,634
Total interest expense	41,654	46,724	84,039	90,932

Net interest income	66,266	58,387	128,467	114,661
Provision for credit losses	936	3,497	1,420	3,533
Net interest income after provision for credit losses	65,330	54,890	127,047	111,128

Noninterest income:
Service charges on deposit accounts	6,022	5,762	11,876	11,591
Mortgage origination income	1,414	1,430	2,420	2,398
Debit card interchange	2,503	2,597	4,828	5,133
Other income	7,248	8,712	20,492	16,755
Total noninterest income	17,187	18,501	39,616	35,877

Noninterest expense:
Salaries and employee benefits expenses	33,056	32,913	64,786	63,616
Net occupancy expenses	5,187	4,916	9,903	9,421
Furniture, equipment and data processing expenses	7,435	7,488	14,949	14,770
Other expenses	10,663	9,493	21,368	19,130
Total noninterest expense	56,341	54,810	111,006	106,937

Income before income taxes	26,176	18,581	55,657	40,068
Income tax expense	5,638	3,415	11,900	7,947
Net income	$20,538	$15,166	$43,757	$32,121
Preferred stock dividends	1,250	125	2,500	125
Net income available to common shareholders	$19,288	$15,041	$41,257	$31,996

Earnings per common share - basic	$1.67	$1.31	$3.59	$2.79
Earnings per common share - diluted	$1.67	$1.31	$3.57	$2.79

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$20,538	$15,166	$43,757	$32,121
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	6,118	798	16,509	(1,870)
Tax effect	(1,523)	(198)	(4,111)	466
Total other comprehensive income (loss), net of tax	4,595	600	12,398	(1,404)
Comprehensive income	$25,133	$15,766	$56,155	$30,717

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(In Thousands, Except Share and Per Share Data)

								Less:
							Accumulated	Redeemable
					Additional		Other	Common Stock	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Owned by the	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity

April 1, 2024	250,000	$250,000	11,611,732	$11,612	$124,776	$382,452	$(33,132)	$(84,998)	$650,710
Net income	—	—	—	—	—	15,166	—	—	15,166
Other comprehensive income, net	—	—	—	—	—	—	600	—	600
Issuance of restricted stock, net of forfeitures	—	—	99,242	99	(99)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(22,717)	(23)	(1,307)	—	—	—	(1,330)
Stock based compensation	—	—	—	—	1,324	—	—	—	1,324
Net change fair value of ESOP shares	—	—	—	—	—	—	—	1,817	1,817
Preferred stock dividends	—	—	—	—	—	(125)	—	—	(125)
Common stock dividends ($0.47 per share)	—	—	—	—	—	(5,493)	—	—	(5,493)
June 30, 2024	250,000	$250,000	11,688,257	$11,688	$124,694	$392,000	$(32,532)	$(83,181)	$662,669

January 1, 2024	250,000	$250,000	11,613,221	$11,613	$123,611	$370,955	$(31,128)	$(84,998)	640,053
Net income	—	—	—	—	—	32,121	—	—	32,121
Other comprehensive income, net	—	—	—	—	—	—	(1,404)	—	(1,404)
Issuance of restricted stock, net of forfeitures	—	—	98,002	98	(98)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(22,966)	(23)	(1,321)	—	—	—	(1,344)
Stock based compensation	—	—	—	—	2,502	—	—	—	2,502
Net change fair value of ESOP shares	—	—	—	—	—	—	—	1,817	1,817
Preferred stock dividends	—	—	—	—	—	(125)	—	—	(125)
Common stock dividends ($0.94 per share)	—	—	—	—	—	(10,951)	—	—	(10,951)
June 30, 2024	250,000	$250,000	11,688,257	$11,688	$124,694	$392,000	$(32,532)	$(83,181)	$662,669

BancPlus Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(In Thousands, Except Share and Per Share Data)

(continued)

								Less:
							Accumulated	Redeemable
					Additional		Other	Common Stock	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Owned by the	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity

April 1, 2025	250,000	$250,000	11,694,256	$11,694	$128,564	$427,308	$(17,873)	$(95,253)	$704,440
Net income	—	—	—	—	—	20,538	—	—	20,538
Other comprehensive income, net	—	—	—	—	—	—	4,595	—	4,595
Issuance of restricted stock, net of forfeitures	—	—	94,188	94	(94)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(26,150)	(26)	(1,687)	—	—	—	(1,713)
Stock based compensation	—	—	—	—	1,488	—	—	—	1,488
Net change fair value of ESOP shares	—	—	—	—	—	—	—	(363)	(363)
Preferred stock dividends	—	—	—	—	—	(1,250)	—	—	(1,250)
Common stock dividends ($0.50 per share)	—	—	—	—	—	(5,881)	—	—	(5,881)
June 30, 2025	250,000	$250,000	11,762,294	$11,762	$128,271	$440,715	$(13,278)	$(95,616)	$721,854

January 1, 2025	250,000	$250,000	11,694,256	$11,694	$127,215	$411,186	$(25,676)	$(95,253)	679,166
Net income	—	—	—	—	—	43,757	—	—	43,757
Other comprehensive income, net	—	—	—	—	—	—	12,398	—	12,398
Issuance of restricted stock, net of forfeitures	—	—	94,188	94	(94)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(26,150)	(26)	(1,687)	—	—	—	(1,713)
Stock based compensation	—	—	—	—	2,837	—	—	—	2,837
Net change fair value of ESOP shares	—	—	—	—	—	—	—	(363)	(363)
Preferred stock dividends	—	—	—	—	—	(2,500)	—	—	(2,500)
Common stock dividends ($1.00 per share)	—	—	—	—	—	(11,728)	—	—	(11,728)
June 30, 2025	250,000	$250,000	11,762,294	$11,762	$128,271	$440,715	$(13,278)	$(95,616)	$721,854

BancPlus Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income per condensed consolidated statements of income	$43,757	$32,121
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,420	3,533
Depreciation and amortization	4,919	5,117
Net accretion of securities	(1,870)	—
Net (gain) loss on sales of premises and equipment	227	(2,604)
Net gain on sales of other real estate owned	(603)	(41)
Gain on loans held for sale	(2,420)	—
Write-downs of other real estate owned	1,213	173
Deferred income tax expense	1,971	3,549
Federal Home Loan Bank stock dividends	(395)	(771)
Stock based compensation expense	2,837	2,502
Origination of loans held for sale	(117,831)	(136,506)
Proceeds from loans held for sale	108,830	127,359
Earnings on bank-owned life insurance	(1,781)	(2,339)
Amortization of equity investments	2,097	—
Loss on early extinguishment of subordinated debentures	725	—
Gain on sale of branches	(5,418)	—
Net change in:
Accrued interest receivable and other assets	(7,351)	(14,046)
Accrued interest payable and other liabilities	(10,734)	(6,945)
Net cash provided by operating activities	19,593	11,102

Cash flows from investing activities:
Purchases of securities available for sale	(375,056)	(560,321)
Maturities and calls of securities available for sale	392,867	506,450
Maturities, prepayments and calls of securities held to maturity	579	3,070
Net (increase) decrease in loans	9,780	(95,796)
Purchases of premises and equipment	(9,781)	(26,661)
Proceeds from sales of premises and equipment	—	11,023
Proceeds from sales of other real estate owned	3,006	353
Investment in unconsolidated entities	(1,878)	(5,086)
Proceeds from bank-owned life insurance	944	1,500
Redemptions of Federal Home Loan Bank stock	4,024	7,887
Cash paid in sale of branches	(88,567)	—
Net cash used in investing activities	(64,082)	(157,581)

BancPlus Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$71,004	$(28,264)
Money market, negotiable order of withdrawal, and savings deposits	68,480	(5,067)
Certificates of deposit	(59,416)	293,998
Proceeds from Federal Home Loan Bank advances	984	215,000
Payments on Federal Home Loan Bank advances	(65,990)	(360,007)
Payments on subordinated debentures	(60,000)	—
Proceeds from other borrowings	30,000	345,004
Payments on other borrowings	—	(345,004)
Payment of debt issuance costs on other borrowings	(38)	—
Cash dividends paid on common stock	(11,728)	(10,951)
Cash dividends paid on preferred stock	(2,500)	—
Shares withheld to pay taxes on restricted stock vesting	(1,713)	(1,344)
Net cash provided by (used in) financing activities	(30,917)	103,365

Net change in cash and cash equivalents	(75,406)	(43,114)

Cash and cash equivalents at beginning of period	409,639	266,591

Cash and cash equivalents at end of period	$334,233	$223,477
Supplemental cash flow information:
Interest paid	$87,648	$88,839
Federal and state income tax payments	13,625	7,625
Acquisition of real estate in non-cash foreclosures	3,255	4,584
Lease liabilities arising from obtaining right-of-use assets	1,559	—

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1: Basis of Presentation

BancPlus Corporation (the “Company”) is a bank holding company headquartered in Ridgeland, Mississippi operating in one reportable segment. BankPlus (the “Bank”), the principal operating subsidiary and sole banking subsidiary of the Company, is a commercial bank primarily engaged in the business of commercial and consumer banking. In addition to general and consumer banking, other products and services offered through the Bank’s subsidiaries include certain insurance and annuity services, asset and investment management and financial planning services. Oakhurst Development, Inc. (“Oakhurst”) is a real estate subsidiary originally formed by the Company to liquidate a real estate development that was acquired by the Bank through foreclosure in 2002. Oakhurst became active again in March 2009 and holds loans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2025	2024	2025	2024
Net income available to common shareholders	$19,288	$15,041	$41,257	$31,996

Weighted average common shares outstanding	11,535	11,476	11,506	11,449
Diluted effect of stock-based awards	20	6	51	26
Diluted common shares	11,555	11,482	11,557	11,475

Basic earnings per common share	$1.67	$1.31	$3.59	$2.79
Diluted earnings per common share	$1.67	$1.31	$3.57	$2.79

Note 3: Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale.

				Allowance
				for
	Amortized	Gross Unrealized		Credit	Fair
(In thousands)	Cost	Gains	Losses	Losses	Value
June 30, 2025
U.S. Treasuries	$103,211	$1,520	$215	$—	$104,516
U.S. Government agency obligations	550,043	3,892	10,273	—	543,662
Residential mortgage-backed securities	88,409	129	8,505	—	80,033
Commercial mortgage-backed securities	118,171	750	819	—	118,102
Corporate investments	59,431	108	3,188	—	56,351
State and political subdivisions	48,555	192	1,271	—	47,476
Total available for sale	$967,820	$6,591	$24,271	$—	$950,140

December 31, 2024
U.S. Treasuries	$244,520	$273	$725	$—	$244,068
U.S. Government agency obligations	551,530	733	17,267	—	534,996
Residential mortgage-backed securities	79,061	3	10,413	—	68,651
Commercial mortgage-backed securities	13,512	—	1,107	—	12,405
Corporate investments	52,427	13	4,038	—	48,402
State and political subdivisions	42,691	57	1,718	—	41,030
Total available for sale	$983,741	$1,079	$35,268	$—	$949,552

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies. At June 30, 2025 and December 31, 2024, the Company had an allowance for credit losses on available for sale securities of zero. The following table provides a roll-forward of the allowance for credit losses on available for sale securities for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$—	$—	$—	$2,035
(Recovery of) provision for credit losses on available for sale securities	—	—	—	—
Available for sale security charged off	—	—	—	(2,035)
Ending balance	$—	$—	$—	$—

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2025:
States and political subdivisions	$40,679	$—	$79	$40,600
Total held to maturity	$40,679	$—	$79	$40,600
December 31, 2024:
States and political subdivisions	$41,278	$—	$134	$41,144
Total held to maturity	$41,278	$—	$134	$41,144

Provided below is a summary of investment securities without an allowance for credit losses that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025:
Available for sale:
U.S. Treasuries	$9,737	$44	$4,813	$171	$14,550	$215
U. S. Government agency obligations	30,217	261	193,997	10,012	224,214	10,273
Residential mortgage-backed securities	2,098	3	62,789	8,502	64,887	8,505
Commercial mortgage-backed securities	11,743	35	12,634	784	24,377	819
Corporate investments	2,985	14	46,826	3,174	49,811	3,188
States and political subdivisions	2,573	27	29,731	1,244	32,304	1,271
	$59,353	$384	$350,790	$23,887	$410,143	$24,271
Held to maturity:
States and political subdivisions	$71	$—	$4,405	$79	$4,476	$79
	$71	$—	$4,405	$79	$4,476	$79

December 31, 2024:
Available for sale:
U.S Treasuries	$53,637	$462	$4,716	$263	$58,353	$725
U. S. Government agency obligations	179,142	1,982	244,622	15,285	423,764	17,267
Residential mortgage-backed securities	2,280	29	66,142	10,384	68,422	10,413
Commercial mortgage-backed securities	—	—	12,405	1,107	12,405	1,107
Corporate investments	4,375	68	31,633	1,650	36,008	1,718
States and political subdivisions	—	—	47,962	4,038	47,962	4,038
	$239,434	$2,541	$407,480	$32,727	$646,914	$35,268
Held to maturity:
States and political subdivisions	$628	$8	$4,150	$127	$4,778	$135
	$628	$8	$4,150	$127	$4,778	$135

The number of debt securities in an unrealized loss position decreased from 342 at December 31, 2024 to 282 at June 30, 2025. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The unrealized losses on debt securities have not been recognized into income because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
(In thousands)	Amortized	Fair	Amortized	Fair
June 30, 2025:	Cost	Value	Cost	Value
One year or less	$108,955	$107,765	$20,686	$20,677
After one through five years	626,724	622,106	15,783	15,713
After five through ten years	165,833	162,094	3,420	3,420
After ten years	66,308	58,175	790	790
	$967,820	$950,140	$40,679	$40,600

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
June 30, 2025	$125,750	$121,624	$—	$—
December 31, 2024	$164,840	$157,665	$—	$—

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings. The Company monitors the credit rating on a quarterly basis. The following table summarizes the amortized cost basis of held-to-maturity debt securities at June 30, 2025 by credit rating:

(In thousands)	June 30, 2025
State and political subdivisions held-to-maturity:
S&P: AA+, AA, AA- / Moody's: Aa1, Aa2, Aa3	$3,637
S&P: A+, A, A- / Moody's: A1, A2, A3	672
S&P: BBB+, BBB, BBB- / Moody's: Baa, Ba, B	498
Not rated	35,872
$40,679

Note 4: Loans

The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	June 30, 2025	December 31, 2024
Secured by real estate:
Residential properties	$1,680,102	$1,640,428
Construction and land development	572,111	534,366
Farmland	316,596	307,372
Other commercial	2,719,727	2,836,836
Total real estate	5,288,536	5,319,002
Commercial and industrial loans	602,232	603,828
Agricultural production and other loans to farmers	115,568	100,839
Consumer and other loans	113,466	112,310
Total loans before allowance for credit losses	$6,119,802	$6,135,979

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

The risk characteristics of the Company’s material portfolio segments are as follows:

Residential Property Loans – The residential property loan portfolio consists of residential loans for single and multifamily properties. Residential loans are generally secured by owner occupied 1–4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers and can be impacted by economic conditions within their market area. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

The following table presents the amortized cost basis of nonaccrual loans, segregated by class as of June 30, 2025 and December 31, 2024.

(In thousands)	Total Nonaccrual	Nonaccrual with no Allowance for Credit Loss	Past Due 90 days or more and Accruing
June 30, 2025
Secured by real estate:
Residential properties	$8,382	$—	$1,768
Construction and land development	2,195	—	851
Farmland	1,615	—	266
Other commercial	4,916	—	—
Total real estate	17,108	—	2,885
Commercial and industrial loans	2,425	—	452
Agricultural production and other loans to farmers	650	—	—
Consumer and other loans	157	—	7
Total	$20,340	$—	$3,344

December 31, 2024
Secured by real estate:
Residential properties	$6,070	$—	$3,591
Construction and land development	2,634	—	869
Farmland	346	—	1,761
Other commercial	3,511	—	1,255
Total real estate	12,561	—	7,476
Commercial and industrial loans	1,912	—	726
Agricultural production and other loans to farmers	—	—	643
Consumer and other loans	194	—	1
Total	$14,667	$—	$8,846

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three and six months ended June 30, 2025, there were no significant changes to the collateral which secures the collateral-dependent loans, whether due to general deterioration or other reason. The following table presents the amortized cost basis of collateral-dependent loans by class and collateral type as of June 30, 2025 and December 31, 2024.

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Equipment	Other
June 30, 2025
Secured by real estate:
Residential properties	$4,019	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Farmland	—	—	—	—	—
Other commercial	30,158	—	—	—	—
Total real estate	34,177	—	—	—	—
Commercial and industrial loans	—	1,229	9,672	1,753	176
Agricultural production and other loans to farmers	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$34,177	$1,229	$9,672	$1,753	$176

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Equipment	Other
December 31, 2024
Secured by real estate:
Residential properties	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Farmland	—	—	—	—	—
Other commercial	3,256	—	—	—	—
Total real estate	3,256	—	—	—	—
Commercial and industrial loans	—	1,229	8,114	1,814	176
Agricultural production and other loans to farmers	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$3,256	$1,229	$8,114	$1,814	$176

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

		Past Due
	Past Due	90 Days	Total		Total
(In thousands)	30-89 Days	or More	Past Due	Current	Loans
June 30, 2025
Secured by real estate:
Residential properties	$11,284	$5,719	$17,003	$1,663,099	$1,680,102
Construction and land development	756	2,942	3,698	568,413	572,111
Farmland	840	1,597	2,437	314,159	316,596
Other commercial	4,962	2,210	7,172	2,712,555	2,719,727
Total real estate	17,842	12,468	30,310	5,258,226	5,288,536
Commercial and industrial loans	883	1,177	2,060	600,172	602,232
Agricultural production and other loans to farmers	968	650	1,618	113,950	115,568
Consumer and other loans	436	84	520	112,946	113,466
Total	$20,129	$14,379	$34,508	$6,085,294	$6,119,802

		Past Due
	Past Due	90 Days	Total		Total
(In thousands)	30-89 Days	or More	Past Due	Current	Loans
December 31, 2024
Secured by real estate:
Residential properties	$12,938	$6,986	$19,924	$1,620,504	$1,640,428
Construction and land development	1,131	3,508	4,639	529,727	534,366
Farmland	1,299	1,778	3,077	304,295	307,372
Other commercial	3,070	4,249	7,319	2,829,517	2,836,836
Total real estate	18,438	16,521	34,959	5,284,043	5,319,002
Commercial and industrial loans	1,948	1,176	3,124	600,704	603,828
Agricultural production and other loans to farmers	419	643	1,062	99,777	100,839
Consumer and other loans	581	114	695	111,615	112,310
Total	$21,386	$18,454	$39,840	$6,096,139	$6,135,979

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

The following table presents the amortized cost basis of loans at June 30, 2025 and June 30, 2024 that were both made to borrowers experiencing financial difficulty and modified during the three and six months ended June 30, 2025 and 2024, by class and type of modification.

	Three Months Ended June 30, 2025
(Dollars in thousands)	Payment Delay	% of Total Loans
Residential	$2,574	0.04%
Commercial and industrial	1,229	0.02%
Total	$3,803	0.06%

	Three Months Ended June 30, 2024
(Dollars in thousands)	Term Extension	% of Total Loans
Other commercial	$1,699	0.03%
Total	$1,699	0.03%

	Six Months Ended June 30, 2025
(Dollars in thousands)	Payment Delay	% of Total Loans
Residential	$2,574	0.04%
Other commercial	23,378	0.38%
Commercial and industrial	1,229	0.02%
Total	$27,181	0.44%

	Six Months Ended June 30, 2024
(Dollars in thousands)	Term Extension	% of Total Loans
Other commercial	$1,699	0.03%
Total	$1,699	0.03%

The following table describes the financial effects of the modification made to the borrower experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024.

Three Months Ended June 30, 2025
Payment Delay
Residential	Delayed the payment a weighted average of 19 months
Commercial and industrial	Delayed the payment a weighted average of 7 months

Three Months Ended June 30, 2024
Payment Delay
Other commercial	Added a weighted average 8 months to the life of the modified loan

Six Months Ended June 30, 2025
Payment Delay
Residential	Delayed the payment a weighted average of 19 months
Other commercial	Delayed the payment a weighted average of 12 months
Commercial and industrial	Delayed the payment a weighted average of 7 months

Six Months Ended June 30, 2024
Payment Delay
Other commercial	Added a weighted average 8 months to the life of the modified loan

The following table presents the performance of loans that have been modified during the last twelve months ended June 30, 2025.

	Twelve Months Ended June 30, 2025
(In thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Secured by real estate:
Residential properties	$—	$2,574	$—
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	25,944	—	—
Total real estate	25,944	2,574	—
Commercial and industrial loans	7,319	—	—
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total loans before allowance for loan losses	$33,263	$2,574	$—

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

Credit Quality Indicators – The Company utilizes a risk grading matrix to assign a grade to each of its commercial and real estate loans. Loans are rated on a scale of 1 to 10. A description of the general characteristics of the 10 risk ratings is as follows:

•
Risk Grades 1, 2, 3, 4 and 5 – These grades include loans to borrowers of solid credit quality with no higher than normal risk of loss. Borrowers in these categories have satisfactory financial strength and adequate cash flow coverage to service debt requirements. Collateral type and quality, as well as protection, are adequate. The borrower’s management is strong and capable, financial information is timely and accurate, and guarantor support is strong.
•
Risk Grade 6 – Pass and Watch – Loans in this category are currently protected, but risks are emerging that warrant more than normal attention and have above average risk of loss. These factors require a higher level of monitoring and may include emerging balance sheet weaknesses, strained liquidity, increased leverage ratio, and weakening management. Collateral support is less marketable or limited use and, although the protection is sufficient, the loan-to-value ratio may not meet policy guidelines. Guarantors may have a limited ability and willingness to provide intermediate support. Also, considerations surrounding industry deterioration, increased competition and minor policy exceptions concerning structure or amortization may affect the rating of these loans.
•
Risk Grade 7 – Special Mention – The Company’s special mention rating is intended to closely align with the regulatory definition. A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these weaknesses may result in deterioration of repayment prospects. These weaknesses may include deteriorating balance sheets, strained liquidity and elevated leverage ratios. Cash flow and profitability are marginally sufficient to service debt and collateral is exhibiting signs of decline in value; however, protection is currently sufficient. Limited management experience or weaknesses have emerged requiring more than normal supervision and uncertainties regarding the quality of the financials are not explained. Guarantor has very limited ability and willingness to provide short-term support. Moderate policy exceptions concerning structure or amortization may be considered in order to provide relief to the borrower. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•
Risk Grade 8 – Substandard – A loan in this category is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged. Assets so classified have a well-defined weakness that jeopardizes the liquidation of the debt. Factors affecting these loans may include balance sheet deterioration that has resulted in illiquid, highly leveraged or deficit net worth, cash flow that is not able to service debts as structured, collateral protection that may be inadequate, guarantor support that may be virtually non-existent, and management that is poor. Loans may require a major policy exception concerning structure or amortization. They are characterized by the distinct possibility that the Company will incur some loss if the deficiencies are not corrected.
•
Risk Grade 9 – Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.
•
Risk Grade 10 – Loss – Loans are considered uncollectible and of such little value that continuing to carry them as an active asset is not warranted. It does not mean that there will be no recovery, but, rather, it is not practical or desirable to defer writing off these assets even though a partial recovery may be possible in the future.

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

The following table reflects loans by credit quality indicator and origination year at June 30, 2025. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at June 30, 2025.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential properties:
Pass	$175,736	$209,131	$200,891	$346,157	$244,910	$160,801	$312,726	$1,650,352
Special mention	603	—	—	—	—	—	970	1,573
Classified	332	477	2,235	8,850	4,144	7,037	5,102	28,177
Total residential real estate	$176,671	$209,608	$203,126	$355,007	$249,054	$167,838	$318,798	$1,680,102
Current period gross write offs	$—	$—	$—	$20	$13	$97	$241	$371

Construction & land development:
Pass	$36,135	$32,597	$17,234	$21,648	$4,257	$4,425	$444,198	$560,494
Special mention	—	—	—	144	—	—	7,643	7,787
Classified	—	—	244	103	5	2,983	495	3,830
Total construction & land development	$36,135	$32,597	$17,478	$21,895	$4,262	$7,408	$452,336	$572,111
Current period gross write offs	$—	$—	$—	$—	$—	$—	$181	$181

Farmland:
Pass	$37,791	$34,481	$29,981	$63,022	$24,817	$31,861	$90,611	$312,564
Special mention	—	—	—	—	—	—	—	—
Classified	564	52	807	842	747	1,020	—	4,032
Total farmland	$38,355	$34,533	$30,788	$63,864	$25,564	$32,881	$90,611	$316,596
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate:
Pass	$155,564	$147,387	$172,919	$462,975	$340,172	$382,190	$1,012,977	$2,674,184
Special mention	—	2,490	—	—	—	—	1,446	3,936
Classified	402	2,888	2,355	2,381	2,713	4,811	26,057	41,607
Total other commercial real estate	$155,966	$152,765	$175,274	$465,356	$342,885	$387,001	$1,040,480	$2,719,727
Current period gross write offs	$—	$—	$—	$—	$—	$248	$—	$248

Commercial & industrial loans:
Pass	$76,476	$76,033	$56,819	$68,346	$13,510	$15,540	$271,077	$577,801
Special mention	227	140	271	5,424	—	—	545	6,607
Classified	38	202	8,373	2,657	1,165	1,635	3,754	17,824
Total commercial & industrial loans	$76,741	$76,375	$65,463	$76,427	$14,675	$17,175	$275,376	$602,232
Current period gross write offs	$—	$28	$10	$50	$21	$378	$158	$645

Agricultural production & other loans to farmers:
Pass	$12,961	$13,729	$6,597	$2,449	$1,736	$1,849	$74,526	$113,847
Special mention	—	—	—	—	—	—	—	—
Classified	—	4	230	291	—	—	1,196	1,721
Total agricultural production & other loans to farmers	$12,961	$13,733	$6,827	$2,740	$1,736	$1,849	$75,722	$115,568
Current period gross write offs	$—	$3	$20	$—	$—	$—	$—	$23

Consumer & other loans:
Pass	$23,679	$26,567	$9,444	$3,873	$1,413	$2,030	$46,178	$113,184
Special mention	—	—	—	—	—	—	—	—
Classified	8	63	95	11	—	16	89	282
Total consumer & other loans	$23,687	$26,630	$9,539	$3,884	$1,413	$2,046	$46,267	$113,466
Current period gross write offs	$961	$93	$78	$49	$14	$13	$111	$1,319

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
Residential properties:
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

Transactions in the allowance for credit losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
For the Three Months Ended June 30, 2025
Allowance for loan credit losses:
Beginning balance	$9,219	$34,152	$26,537	$1,687	$71,595
Provision for loan credit losses	(362)	(999)	1,380	466	485
Recoveries on loans	25	85	54	326	490
Loans charged off	(137)	(181)	(210)	(614)	(1,142)
Ending balance	$8,745	$33,057	$27,761	$1,865	$71,428

For the Six Months Ended June 30, 2025
Allowance for loan credit losses:
Beginning balance	$9,431	$35,038	$25,845	$1,599	$71,913
Provision for loan credit losses	(123)	(1,689)	2,205	804	1,197
Recoveries on loans	82	137	82	804	1,105
Loans charged off	(645)	(429)	(371)	(1,342)	(2,787)
Ending balance	$8,745	$33,057	$27,761	$1,865	$71,428

Period End Allowance Balance Allocated To:
Individually evaluated loans	$922	$—	$—	$—	$922
Collectively evaluated loans	7,823	33,057	27,761	1,865	70,506
Ending balance	$8,745	$33,057	$27,761	$1,865	$71,428

The allowance for credit losses on LHFI decreased for the three and six months ended June 30, 2025 primarily as a result of net charge-offs, a decrease in total loans and changes in the concentrations of the loan portfolio in the current year. Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled approximately $27.0 million at June 30, 2025 and is excluded from the estimate of credit losses.

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
For the Three Months Ended June 30, 2024
Allowance for loan credit losses:
Beginning balance	$8,221	$36,469	$21,129	$1,021	$66,840
Provision for loan credit losses	490	1,705	1,389	455	4,039
Recoveries on loans	46	147	82	363	638
Loans charged off	(314)	(172)	(170)	(625)	(1,281)
Ending balance	$8,443	$38,149	$22,430	$1,214	$70,236

For the Six Months Ended June 30, 2024
Allowance for loan losses:
Beginning balance	$6,556	$37,767	$20,487	$1,062	$65,872
Provision for loan losses	2,800	382	2,086	682	5,950
Recoveries on loans	69	201	141	724	1,135
Loans charged off	(982)	(201)	(284)	(1,254)	(2,721)
Ending balance	$8,443	$38,149	$22,430	$1,214	$70,236

Period End Allowance Balance Allocated To:
Individually evaluated loans	$576	$719	$—	$—	$1,295
Collectively evaluated loans	7,867	37,430	22,430	1,214	68,941
Ending balance	$8,443	$38,149	$22,430	$1,214	$70,236

Allowance for Credit Losses on Unfunded Loan Commitments

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

	Three Months Ended June 30,
(In thousands)	2025	2024
Beginning balance	$5,403	$7,076
(Recovery of) provision for credit losses on unfunded loan commitments	451	(542)
Ending Balance	$5,854	$6,534

	For the Six Months Ended June 30,
(In thousands)	2025	2024
Beginning balance	$5,631	$8,951
(Recovery of) provision for credit losses on unfunded loan commitments	223	(2,417)
Ending balance	$5,854	$6,534

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

The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of June 30, 2025, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action.

The following table presents actual and required capital ratios for the Company and the Bank under the CBLR and prompt corrective action regulations for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2025
Company:
Community Bank Leverage Ratio	$820,338	10.38%	$711,012	9.00%
Bank:
Community Bank Leverage Ratio	$830,247	10.52%	$710,582	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2024
Company:
Community Bank Leverage Ratio	$795,241	10.07%	$710,980	9.00%
Bank:
Community Bank Leverage Ratio	$799,421	10.13%	$710,566	9.00%

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

Securities – The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of June 30, 2025 or December 31, 2024. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
June 30, 2025
U.S. Treasuries	$104,516	$—	$104,516	$—
U.S. Government agency obligations	543,662	—	543,662	—
Residential mortgage-backed securities	80,033	—	80,033	—
Commercial mortgage-backed securities	118,102	—	118,102	—
Corporate investments	56,351	—	56,351	—
State and political subdivisions	47,476	—	47,476	—
Total securities available for sale	$950,140	$—	$950,140	$—
December 31, 2024
U.S. Treasuries	$244,068	$—	$244,068	$—
U.S. Government agency obligations	534,996	—	534,996	—
Residential mortgage-backed securities	68,651	—	68,651	—
Commercial mortgage-backed securities	12,405	—	12,405	—
Corporate investments	48,402	—	48,402	—
State and political subdivisions	41,030	—	41,030	—
Total securities available for sale	$949,552	$—	$949,552	$—

There were no transfers between Level 1, 2 or 3 during the periods shown above.

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Collateral-dependent loans, net of specific allowance for credit losses:
June 30, 2025	$46,085	$—	$—	$46,085
December 31, 2024	$13,667	$—	$—	$13,667
Other real estate owned:
June 30, 2025	$7,602	$—	$—	$7,602
December 31, 2024	$7,963	$—	$—	$7,963

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
June 30, 2025
Collateral-dependent loans, net of specific allowance for credit losses	$46,085	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$7,602	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%
December 31, 2024

Collateral-dependent loans, net of specific allowance for credit losses	$13,667	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$7,963	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

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

The following table presents estimated fair values of the Company’s financial instruments that are not recorded at fair value:

	June 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$334,233	$334,233	$409,639	$409,639
Level 2 inputs:
Securities held to maturity	40,679	40,600	41,278	41,144
FHLB stock	10,387	10,387	14,016	14,016
Accrued interest receivable	34,077	34,077	33,464	33,464
Level 3 inputs:
Loans held for sale	21,160	21,160	9,395	9,395
Loans, net	6,048,374	6,029,078	6,064,066	5,890,543

Financial liabilities:
Level 2 inputs:
Deposits	6,736,666	6,181,355	6,753,978	6,166,467
FHLB and other borrowings	150,002	152,583	185,046	184,903
Subordinated debentures	74,679	77,434	133,875	152,864
Accrued interest payable	9,931	9,931	13,757	13,757

Note 8: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s Consolidated Balance Sheets and will be amortized over the life of the Notes. At June 30, 2025 and December 31, 2024, the remaining unamortized balance of these issuance costs was zero and $785,000, respectively. The Notes initially bore interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 586 basis points, with interest during this period payable quarterly in arrears. On June 16, 2025, the Company redeemed the Notes in full in accordance with their terms. The total redemption price was equal to $61.8 million, representing 100% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to, but excluding, June 16, 2025. The Notes were redeemed using the proceeds from a $30.0 million term loan and cash on hand. In conjunction with the redemption of the Notes the Company recognized a loss on extinguishment of debt of $725,000 in the second quarter of 2025 related to the write off unamortized issuance costs at the time of extinguishment.

Effective March 1, 2022, in conjunction with the merger (the “FTC Merger”) with First Trust Corporation (“FTC”), the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at June 30, 2025 due to the remaining purchase premium of $101,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	June 30, 2025	December 31, 2024
First Bancshares of Baton Rouge Statutory Trust I	2034	Variable[1]	$4,124	$4,124
State Capital Statutory Trust IV	2035	Variable[2]	5,155	5,155
BancPlus Statutory Trust II	2036	Variable[3]	20,619	20,619
BancPlus Statutory Trust III	2037	Variable[4]	20,619	20,619
State Capital Master Trust	2037	Variable[5]	6,186	6,186
			$56,703	$56,703

(1) Reprices quarterly based on three-month CME Term SOFR plus 2.50%, plus 0.26161% SOFR spread adjustment
(2) Reprices quarterly based on three-month CME Term SOFR plus 1.99%, plus 0.26161% SOFR spread adjustment
(3) Reprices quarterly based on three-month CME Term SOFR plus 1.50%, plus 0.26161% SOFR spread adjustment
(4) Reprices quarterly based on three-month CME Term SOFR plus 1.35%, plus 0.26161% SOFR spread adjustment
(5) Reprices quarterly based on three-month CME Term SOFR plus 1.46%, plus 0.26161% SOFR spread adjustment

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at June 30, 2025 due to the remaining purchase discount of $3.1 million, which was established upon the merger (the “SCC Merger”) with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, and is being amortized over the remaining life of the debentures.

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

The ESOP owned 1,454,243 shares of the Company's common stock at June 30, 2025 and December 31, 2024. The ESOP can enter into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock sold by participants in accordance with diversification provisions of the ESOP. These unallocated shares would be released to participants proportionately as the loans are repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, if any, that are used to repay the loan would be treated as compensation expense. As of June 30, 2025, the ESOP had zero outstanding loans with the Company.

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of allocated shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the Consolidated Statements of Shareholders’ Equity. The fair value of allocated shares held by the ESOP at June 30, 2025 and December 31, 2024 was $95.6 million and $95.3 million, respectively, based on the Company’s previously disclosed appraised values of $65.75 and $65.50 per share of common stock, respectively. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

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

The Preferred Stock bore no dividend for the first two years following the issuance of the Preferred Stock. Thereafter, the annual dividend rate will be adjusted, not lower than 0.5% and not higher than 2.0%, based on our extensions of credit for qualified lending as defined in the terms of the ECIP Interim Final Rule, the Purchase Agreement and the Certificate of Designations (the “Certificate of Designations”) and the investment amount. After the tenth anniversary of the issuance of the Preferred Stock, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10 compared to the baseline qualified lending and the average investment amount. The dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Company had accrued preferred dividends payable of $222,000 at June 30, 2025 and December 31, 2024. This payable is recorded in other liabilities in the Company’s Consolidated Balance Sheets at June 30, 2025 and December 31, 2024.

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

On January 10, 2025, the Company entered into a Preferred Stock ECIP Securities Purchase Option Agreement (“POA”) with the Treasury pursuant to which the Company has the right but not the obligation to repurchase the Preferred Stock at a substantial discount to par value based on a pricing formula established by the Treasury. This repurchase option is not currently exercisable for BancPlus until June 22, 2032, and the repurchase option expires on June 22, 2037. The repurchase price is set in the POA as the present value of the future cash flows of the Preferred Stock, defined in the POA as the annual dividend rate divided by the cost of equity as specified in the POA at the closing date (approximately the date the option is exercised). Treasury has set the cost of equity for the ECIP repurchase option based on the risk-free rate, defined as the higher of the prevailing Kroll-recommended US normalized risk-free rate or the spot yield on 20-year U.S. treasury bonds, plus an equity risk premium (currently 5%) times a market beta of 0.5.

The POA grants BancPlus a unilateral option to repurchase the Preferred Stock from Treasury over a 15-year period. However, during the first 10 years of this period, exercise of the option is subject to BancPlus satisfying at least one of three “Threshold Conditions” that demonstrate fulfillment of community development and impact lending objectives defined under the ECIP framework. These include the “Deep Impact Lending,” “Qualified Lending,” and “Rate Reduction” thresholds. The Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met. The purchase option granted under the POA is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 "Fair Value Measurements" and determined that the purchase option value is immaterial as of January 10, 2025 and June 30, 2025.

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

Stock based compensation that has been charged against income was $2.8 million for the six months ended June 30, 2025 and $2.5 million for the same period of 2024. As of June 30, 2025, there was $12.9 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.8 years.

A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Six Months Ended
	June 30, 2025		June 30, 2024
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	217,516	$61.46	191,700	$63.16
Granted	95,212	65.50	101,692	58.50
Vested	(84,321)	61.55	(77,345)	61.21
Forfeited	(1,024)	63.40	(3,690)	62.48
End of period	227,383	$63.10	212,357	$61.65

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

There are or will be important risk factors that could cause actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•
our ability to adequately measure and limit our credit risk;
•
factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
•
our ability to prudently manage our growth, maintain our historical rate of growth in light of associated risks, and execute our strategy;
•
the composition of our management team and our ability to attract and retain key personnel;
•
geographic concentration of our business within Mississippi, Alabama, Louisiana, and Florida;
•
our ability to attract and retain customers, particularly in light of increased competition in the financial services industry, and particularly from regional and national institutions;
•
failure of our risk management framework, disclosure controls and procedures, and internal controls over financial reporting;
•
systems failures, unauthorized access, cybersecurity breaches, cyber-crime and other threats to data security or interruptions involving our information technology and telecommunications systems or third-party servicers;
•
difficult business, market or political conditions and unfavorable economic trends in the United States generally, and particularly in the markets in which we operate and in which our loans are concentrated, including inflation, declines in housing markets, an increase in unemployment levels and slowdowns in economic growth;
•
the impact of any future U.S. federal government shutdown and uncertainty regarding the U.S. federal government’s debt limit and credit rating;
•
the soundness of other financial institutions and the impacts related to or resulting from bank failures and other economic and industry volatility, including potential changes in regulatory requirements and costs and potential impacts to macroeconomic conditions;
•
our ability to identify potential candidates for, consummate, and achieve synergies resulting from, potential future acquisitions;
•
changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade and tariffs, monetary and fiscal matters, and the uncertainty of the short- and long-term impacts of such changes;
•
compliance with governmental and regulatory requirements, including relating to banking, consumer protection, securities and tax matters;
•
our ability to raise capital due to the lack of an organized public trading market for BancPlus common stock;
•
operational risks associated with our business;
•
volatility and direction of market interest rates;
•
our ability to maintain important deposit customer relationships and our reputation or otherwise avoid liquidity risks;
•
the obligations associated with being a public reporting company;

•
the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;
•
natural disasters, climate change, adverse weather, public health crises, acts of terrorism, outbreaks of hostilities, civil unrest or other international or domestic calamities, and other matters beyond our control; and
•
other factors that are discussed in the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview

BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Our wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of June 30, 2025, we operated 81 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.

BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of June 30, 2025, we had $6.74 billion of total deposits, and our deposit base consisted of 87.9% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 2.26 % for the year to date period. Our loan portfolio was comprised of 70.7% commercial loans and 29.3% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2024, and we believe we are well-positioned for future growth.

June 30, 2025 Highlights

•
Net income for the six months ended June 30, 2025 was $43.8 million, compared with $32.1 million for the same period of 2024
•
Diluted earnings per share for the six months ended June 30, 2025 were $3.57, compared with $2.79 for the same period of 2024
•
Net interest income was $128.5 million for the six months ended June 30, 2025, compared with $114.7 million for the same period of 2024
•
Total loans held for investment were $6.12 billion at June 30, 2025, compared with $6.14 billion at December 31, 2024

Recent Legislative and Regulatory Developments

Community Reinvestment Act

On October 24, 2023, the federal banking agencies issued a final rule amending their regulations implementing the Community Reinvestment Act (“CRA”) to substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods. On July 16, 2025, the agencies issued a notice of proposed rulemaking to rescind the October 2023 final rule and restore the CRA framework that existed previously, which has remained in effect due to a preliminary injunction that stayed implementation of the October 2023 rule. The Bank received a rating of “Satisfactory” in its most recent performance evaluation, which was conducted using the CRA framework that existed prior to the October 2023 final rule.

Merger Guidance

On September 17, 2024, the Federal Deposit Insurance Corporation (“FDIC”) finalized changes to its Statement of Policy on Bank Merger Transactions (the “2024 Policy Statement”), which outlines factors that the FDIC will consider when evaluating a proposed bank merger transaction. On May 20, 2025, the FDIC rescinded the 2024 Policy Statement and reinstated the Statement of Policy on Bank Merger Transactions that was in effect prior to the 2024 Policy Statement. The United States Department of Justice (“DOJ”) has left in place its 2023 Merger Guidelines as a framework to review bank mergers and has not reinstated the 1995 Bank Merger Guidelines that it previously applied to bank mergers and which the Federal Reserve continues to apply. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger.

Section 1033 of the Dodd-Frank Act

On October 22, 2024, the Consumer Financial Protection Bureau (“CFPB”) released a final rule to implement Section 1033 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Under the final rule, financial institutions are required, upon request, to make available to a consumer or third party authorized by the consumer certain information BankPlus has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. Industry organizations challenged the final rule in court. On May 30, 2025, the CFPB filed a motion for summary judgment in the litigation, stating that it had concluded that the final rule exceeds the agency’s statutory authority and is arbitrary and capricious. The CFPB requested that the court vacate the final rule. On July 29, 2025, the CFPB filed a motion to stay the proceedings, announcing its plans to issue an advanced notice of proposed rulemaking that will serve as the starting point of an accelerated rulemaking process for a new final rule. The same day, the court granted the CFPB’s motion to stay and denied the CFPB’s summary judgment motion without prejudice.

Section 1071 of the Dodd-Frank Act

On March 30, 2023, the CFPB finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. The rule was originally scheduled to take effect on August 29, 2023, and would have required compliance by October 1, 2024, April 1, 2025, or January 1, 2026, depending on the number of covered transactions for small businesses that a covered lender originates. On June 25, 2024, the CFPB issued an interim final rule to extend compliance deadlines.

The rule has faced legal challenges, and on April 30, 2025, the CFPB announced that it will not prioritize enforcement or supervision actions with regard to entities outside the stay imposed by the Fifth Circuit. On June 18, 2025, the CFPB published an interim rule to again extend compliance deadlines, this time to July 1, 2026, January 1, 2027, and October 1, 2027. The CFPB has stated that it intends to initiate a new Section 1071 rulemaking and anticipates issuing a notice of proposed rulemaking as expeditiously as reasonably possible. Consumer advocacy groups brought suit on July 23, 2025 alleging that the CFPB was unlawfully withholding and unreasonably delaying agency action.

Non-Sufficient Fund Fees

On January 24, 2024, the CFPB proposed a rule that would prohibit charging non-sufficient fund fees for transactions that are immediately declined. On January 10, 2025, the CFPB withdrew the rule.

Overdraft Fees

On January 17, 2024, the CFPB proposed a rule that would limit the overdraft fees that banks with more than $10 billion in assets may charge. The CFPB finalized the rule on December 12, 2024, but President Trump signed into law a Congressional Review Act resolution nullifying the rule on May 9, 2025.

Brokered Deposits

On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. On March 3, 2025, the FDIC withdrew the proposed rule.

GENIUS Act

On July 18, 2025, President Trump signed the Guiding and Establishing National Innovation for U.S. Stablecoins Act, or the “GENIUS Act,” into law, establishing a federal licensing and supervisory framework for payment stablecoins and their issuers. The GENIUS Act may accelerate and increase the competition that non-traditional financial institutions pose to banks’ payment services, but may also create opportunities for banks to hold stablecoin reserve assets, custody stablecoins, or issue stablecoins. Several key provisions of the GENIUS Act require federal regulatory agencies to adopt implementing regulations, and the Act will take effect the earlier of 18 months after its enactment or 120 days after the agencies issue final implementing regulations.

Results of Operations

The following discussion of BancPlus’ results of operations compares the three and six months ended June 30, 2025 to the three and six months ended June 30, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or for any other period.

Net Income

Net income for the three months ended June 30, 2025 and 2024 was $20.5 million and $15.2 million, respectively. BancPlus’ annualized return on average assets for the three months ended June 30, 2025 and 2024 was 1.04 % and 0.79%, respectively. BancPlus’ annualized return on average equity for the three months ended June 30, 2025 and 2024 was 10.19 % and 8.25%, respectively.

Net income for the six months ended June 30, 2025 and 2024 was $43.8 million and $32.1 million, respectively. BancPlus’ annualized return on average assets for the six months ended June 30, 2025 and 2024 was 1.12 % and 0.84%, respectively. BancPlus’ annualized return on average equity for the six months ended June 30, 2025 and 2024 was 11.05 % and 8.79%, respectively.

The increase in net income and return on average assets and equity for the three and six months ended June 30, 2025 compared to the same periods of 2024 was primarily the result of increased net interest income in the current period.

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

For the three months ended June 30, 2025, interest income was $107.9 million, an increase of $2.8 million, or 2.7%, compared to interest income of $105.1 million for the three months ended June 30, 2024. The increase in interest income for the three months ended June 30, 2025 compared to the same period of 2024 was primarily the result of increased interest-earning assets due to increased balances of interest bearing deposits held in other banks.

For the six months ended June 30, 2025, interest income was $212.5 million, an increase of $6.9 million, or 3.4%, compared to interest income of $205.6 million for the six months ended June 30, 2024. The increase in interest income for the six months ended June 30, 2025 compared to the same period of 2024 was primarily the result of increased interest-earning assets due to increased balances of interest bearing deposits held in other banks and investment securities

For the three months ended June 30, 2025, interest expense was $41.7 million, a decrease of $5.1 million, or 10.9%, compared to interest expense of $46.7 million for the three months ended June 30, 2024. The decrease in interest expense for the three months ended June 30, 2025 compared to the same period of 2024 was primarily the result of lower deposit costs in the current period and a decrease in Federal Home Loan Bank (“FHLB”) balances compared to the same period of 2024.

For the six months ended June 30, 2025, interest expense was $84.0 million, a decrease of $6.9 million, or 7.6%, compared to interest expense of $90.9 million for the six months ended June 30, 2024. The decrease in interest expense for the six months ended June 30, 2025 compared to the same period of 2024 was primarily the result of lower deposit costs in the current period and a decrease in FHLB balances compared to the same period of 2024.

For the three months ended June 30, 2025, net interest income was $66.3 million, an increase of $7.9 million, or 13.5%, compared to net interest income of $58.4 million for the three months ended June 30, 2024.

For the six months ended June 30, 2025, net interest income was $128.5 million, an increase of $13.8 million, or 12.0%, compared to net interest income of $114.7 million for the six months ended June 30, 2024.

Net interest margin for the three months ended June 30, 2025 increased 35 basis points to 3.55% from 3.20% for the same period of 2024, primarily as a result of the increased average balances of interest bearing deposits with banks and reductions in deposit cost and FHLB balances.

Net interest margin for the six months ended June 30, 2025 increased 30 basis points to 3.47% from 3.17% for the same period of 2024, primarily as a result of the increased average balances of interest bearing deposits with banks and investment securities and reductions in deposit cost and FHLB balances.

Our year-to-date average interest-earning assets at June 30, 2025 increased $0.23 billion, or 3.17%, to $7.46 billion from $7.23 billion at June 30, 2024. BancPlus’ average interest-bearing liabilities at June 30, 2025 increased $0.14 billion, or 2.46%, to $5.70 billion from $5.56 billion at June 30, 2024. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to increases in average balances of interest bearing deposits held in other banks and investment securities and deposit growth. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 130.8% at June 30, 2025 and 129.9% June 30, 2024.

BancPlus’ average interest-earning assets produced a tax-equivalent yield of 5.78 % and 5.75 % for the three and six months ended June 30, 2025, compared to 5.77 % and 5.69 % for the three and six months ended June 30, 2024, respectively. The average rate paid on interest-bearing liabilities was 2.93 % and 2.97 % for the three and six months ended June 30, 2025, compared to 3.33 % and 3.27 % for the three and six months ended June 30, 2024, respectively. The year-over-year changes in yields reflect a favorable shift in the interest rate environment as compared to the first half of 2024 as well as a reduction in the outstanding FHLB balances.

Average Balances and Yields

The following tables show, for the three and six months ended June 30, 2025 and 2024, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (1)	Average Balance	Interest & Fees	Yield / Rate (1)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$388,183	$4,327	4.47%	$180,633	$2,845	6.30%
	388,183	4,327	4.47%	180,633	2,845	6.30%
Investment securities:
Taxable investment securities	911,783	7,836	3.45%	901,397	7,354	3.26%
Tax-exempt investment securities	46,294	305	2.64%	52,898	334	2.53%
Total securities	958,077	8,141	3.41%	954,295	7,688	3.22%
Loans (2)	6,131,986	95,253	6.23%	6,134,715	94,221	6.14%
FHLB stock	15,547	199	5.13%	20,355	357	7.02%
Total interest earning assets	7,493,793	107,920	5.78%	7,289,998	105,111	5.77%
Noninterest earning assets	446,615			456,515
Total assets	$7,940,408			$7,746,513

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,442,102	$6,612	1.84%	$1,404,841	$6,640	1.89%
Savings and money market deposits	2,223,802	13,967	2.52%	2,133,740	16,846	3.16%
Time deposits	1,737,737	16,658	3.84%	1,691,512	18,130	4.29%
Federal funds purchased	—	—	—%	1	—	—%
FHLB advances	161,524	1,745	4.33%	253,130	2,838	4.48%
Other borrowings	5,934	—	—%	—	—	—%
Subordinated debentures	124,152	2,672	8.63%	133,730	2,270	6.79%
Total interest-bearing liabilities	5,695,251	41,654	2.93%	5,616,954	46,724	3.33%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,358,942			1,311,445
Other noninterest-bearing liabilities	77,487			78,894
Total noninterest-bearing liabilities	1,436,429			1,390,339
Stockholders’ equity (3)	808,728			739,220
Total liabilities and stockholders’ equity	7,940,408			7,746,513
Net interest income/net interest margin (42)		66,266	3.55%		58,387	3.20%
Net interest spread (5)			2.84%			2.44%
Taxable equivalent adjustment:
Tax-exempt investment securities (6)		99			108
Net interest income/net interest margin (4)		66,365	3.55%		$58,495	3.21%

(1)
Yields and rates are annualized.
(2)
Average loan balances include nonaccrual loans.
(3)
Includes BancPlus' Employee Stock Ownership Plan-owned shares.
(4)
Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(5)
Net interest spread is the yield on BancPlus’ total interest-earning assets less the yield on its interest-bearing liabilities.
(6)
Interest income and average rates for tax exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2025 and 2024.

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (1)	Average Balance	Interest & Fees	Yield / Rate (1)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$345,510	$7,929	4.63%	$153,950	$4,444	5.77%
	345,510	7,929	4.63%	153,950	4,444	5.77%
Investment securities:
Taxable investment securities	927,221	15,713	3.42%	889,816	14,247	3.20%
Tax-exempt investment securities	47,013	619	2.66%	54,146	676	2.50%
Total securities	974,234	16,332	3.38%	943,962	14,923	3.16%
Loans (2)	6,123,131	187,820	6.19%	6,108,819	185,448	6.07%
FHLB stock	15,607	425	5.49%	22,659	778	6.87%
Total interest earning assets	7,458,482	212,506	5.75%	7,229,390	205,593	5.69%
Noninterest earning assets	450,963			459,736
Total assets	$7,909,445			$7,689,126

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,404,427	$12,487	1.79%	$1,414,411	$12,901	1.82%
Savings and money market deposits	2,210,646	28,190	2.57%	2,107,824	32,775	3.11%
Time deposits	1,780,460	34,830	3.94%	1,611,949	33,882	4.20%
Federal funds purchased	3	—	—%	258	8	6.20%
FHLB advances	173,222	3,748	4.36%	292,967	6,740	4.60%
Other borrowings	2,984	—	—%	2,775	95	6.85%
Subordinated debentures	128,988	4,784	7.48%	133,706	4,531	6.78%
Total interest-bearing liabilities	5,700,730	84,039	2.97%	5,563,890	90,932	3.27%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,328,974			1,308,630
Other noninterest-bearing liabilities	81,235			81,642
Total noninterest-bearing liabilities	1,410,209			1,390,272
Stockholders’ equity (3)	798,506			734,964
Total liabilities and stockholders’ equity	7,909,445			7,689,126
Net interest income/net interest margin (42)		128,467	3.47%		114,661	3.17%
Net interest spread (5)			2.77%			2.42%
Taxable equivalent adjustment:
Tax-exempt investment securities (6)		200			218
Net interest income/net interest margin (4)		128,667	3.48%		$114,879	3.18%

(1)
Yields and rates are annualized.
(2)
Average loan balances include nonaccrual loans.
(3)
Includes BancPlus' Employee Stock Ownership Plan-owned shares.
(4)
Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(5)
Net interest spread is the yield on BancPlus’ total interest-earning assets less the yield on its interest-bearing liabilities.
(6)
Interest income and average rates for tax exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2025 and 2024.

Rate/Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to the outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the later period to the change in average balances outstanding between periods. For purposes of this table, changes attributable to both rate and volume that cannot be segregated, including the difference in day count, have been allocated to rate.

	Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
	Change Due To:		Interest
(Dollars in thousands)	Volume	Rate	Variance
Interest earning assets:
Cash investments	$2,313	$(831)	$1,482
Investment securities:
Taxable investment securities	89	393	482
Tax-exempt investment securities	(44)	15	(29)
Total securities	45	408	453
Loans, net	(42)	1,074	1,032
FHLB stock	(62)	(96)	(158)
Total interest earning assets	$2,254	$555	$2,809

Interest-bearing liabilities:
Interest-bearing transaction deposits	$171	$(199)	(28)
Savings and money market deposits	566	(3,445)	(2,879)
Time deposits	443	(1,915)	(1,472)
Federal funds purchased	—	—	—
FHLB advances	(990)	(103)	(1,093)
Other borrowings	1	—	1
Subordinated debentures	(206)	607	401
Total interest-bearing liabilities	$(15)	$(5,055)	$(5,070)
Net interest income	$2,269	$5,610	$7,879

	Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
	Change Due To:		Interest
(Dollars in thousands)	Volume	Rate	Variance
Interest earning assets:
Cash investments	$4,395	$(910)	$3,485
Investment securities:
Taxable investment securities	634	832	1,466
Tax-exempt investment securities	(94)	37	(57)
Total securities	540	869	1,409
Loans, net	439	1,933	2,372
FHLB stock	(192)	(161)	(353)
Total interest earning assets	$5,182	$1,731	$6,913

Interest-bearing liabilities:
Interest-bearing transaction deposits	$(89)	$(325)	(414)
Savings and money market deposits	1,311	(5,896)	(4,585)
Time deposits	3,296	(2,349)	947
Federal funds purchased	—	(8)	(8)
FHLB advances	(2,591)	(401)	(2,992)
Other borrowings	—	(95)	(95)
Subordinated debentures	(175)	429	254
Total interest-bearing liabilities	$1,752	$(8,645)	$(6,893)
Net interest income	$3,430	$10,376	$13,806

Provision for Credit Losses

The provision for credit losses is the amount of expense that, based on BancPlus’ judgment, is required to maintain the allowance for credit losses ("ACL") at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under relevant accounting guidance. The determination of the provision for credit losses is complex and involves a high degree of judgment and subjectivity.

For the three months ended June 30, 2025, the provision for credit losses was $936,000 compared to $3.5 million for the same period of 2024, a decrease of $2.6 million, or 73.2%. For the six months ended June 30, 2025, the provision for credit losses was $1.4 million compared to $3.5 million for the same period of 2024, a decrease of $2.1 million, or 59.8%. The decrease for both the quarter and year to date periods was primarily attributable to a larger increase in total loans during the prior year compared to the current year to date period where loans decreased slightly.

The following table presents the components of the provision for credit losses for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024:

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Loans	$485	$4,039	$(3,554)	(88.0)%
Off-balance sheet credit exposures	451	(542)	993	(183.2)%
	$936	$3,497	$(2,561)	(73.2)%

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Loans	$1,197	$5,950	$(4,753)	(79.9)%
Off-balance sheet credit exposures	223	(2,417)	2,640	(109.2)%
	$1,420	$3,533	$(2,113)	(59.8)%

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

Noninterest income decreased $1.3 million, or 7.1%, to $17.2 million for the three months ended June 30, 2025 compared to $18.5 million for the same period of 2024, primarily due to decreases in other income and life insurance income.

The following table presents the major components of noninterest income for three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$6,022	5,762	$260	4.5%
Mortgage origination income	1,414	1,430	(16)	(1.1)%
Debit card interchange fees	2,503	2,597	(94)	(3.6)%
Income from fiduciary activities	2,595	2,439	156	6.4%
ATM income	1,280	1,428	(148)	(10.4)%
Brokerage and insurance fees and commissions	697	765	(68)	(8.9)%
Life insurance income	795	1,486	(691)	(46.5)%
Other income	1,881	2,594	(713)	(27.5)%
Total	$17,187	$18,501	$(1,314)	(7.1)%

Life insurance income decreased during the three months ended June 30, 2025 compared to the same period of 2024 primarily due to death benefits paid in the prior year on policies held by BancPlus.

Other income decreased during the three months ended June 30, 2025 compared to the same period of 2024 primarily due to a gain on the sale of fixed assets in the prior year period which did not recur.

Noninterest income increased $3.7 million, or 10.4%, to $39.6 million for the six months ended June 30, 2025, compared to $35.9 million for the same period of 2024, primarily due to increases in other income, CDFI grants and income from fiduciary activities partially offset by a decrease in life insurance income.

The following table presents the major components of noninterest income for six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$11,876	$11,591	$285	2.5%
Mortgage origination income	2,420	2,398	22	0.9%
Debit card interchange fees	4,828	5,133	(305)	(5.9)%
Income from fiduciary activities	5,288	4,714	574	12.2%
ATM income	2,498	2,623	(125)	(4.8)%
Brokerage and insurance fees and commissions	1,442	1,412	30	2.1%
Life insurance income	1,781	2,339	(558)	(23.9)%
CDFI grants	629	—	629	N/A
Other income	8,854	5,667	3,187	56.2%
Total	$39,616	$35,877	$3,739	10.4%

Income from fiduciary activities increased for the six months ended June 30, 2025 compared to the same period of 2024 primarily due to increases in assets under management in the first half of 2025 compared to the same period of 2024.

Life insurance income decreased for the six months ended June 30, 2025 compared to the same period of 2024 primarily due to death benefits paid in the prior year on policies held by BancPlus.

CDFI grants increased for the six months ended June 30, 2025 compared to the same period of 2024 primarily as the result of a grant awarded in January of 2025 compared to no grants awarded in the same period of 2024.

Other income increased during the six months ended June 30, 2025 compared to the same period of 2024 primarily due to a gain on the sale of three branches in the current year-to-date period, including $97.4 million in deposits and $1.5 million in loans, partially offset by prior year gains on the sale of fixed assets.

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

For the three months ended June 30, 2025, noninterest expense totaled $56.3 million, an increase of $1.5 million, or 2.8%, from $54.8 million for the three months ended June 30, 2024, primarily due to increases in other expenses and other real estate expenses and losses.

The following table presents the major components of noninterest expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$33,056	$32,913	$143	0.4%
Net occupancy expenses	5,187	4,916	271	5.5%
Furniture, equipment and data processing expenses	7,435	7,488	(53)	(0.7)%
Marketing and promotional expenses	1,769	1,536	233	15.2%
Other real estate expenses and losses	548	107	441	412.1%
Professional fees	921	1,087	(166)	(15.3)%
Other expenses	7,425	6,763	662	9.8%
Total	$56,341	$54,810	$1,531	2.8%

Other real estate expenses and losses increased during the three months ended June 30, 2025 compared to the same period of 2024 primarily due to write downs and losses on the sale of other real estate in the current period.

Other expenses increased during the three months ended June 30, 2025 compared to the same period of 2024 due to losses on equity method investments in the current period.

For the six months ended June 30, 2025, noninterest expense totaled $111.0 million, an increase of $4.1 million, or 3.8%, compared to $106.9 million for the six months ended June 30, 2024, primarily due to increases in other real estate expenses and losses, salaries and employee benefits, other expenses and net occupancy expenses.

The following table presents the major components of noninterest expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$64,786	$63,616	$1,170	1.8%
Net occupancy expenses	9,903	9,421	482	5.1%
Furniture, equipment and data processing expenses	14,949	14,770	179	1.2%
Marketing and promotional expenses	3,281	2,998	283	9.4%
Other real estate expenses and losses	1,732	348	1,384	397.7%
Professional fees	2,135	2,272	(137)	(6.0)%
Other expenses	14,220	13,512	708	5.2%
Total	$111,006	$106,937	$4,069	3.8%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 58.4% and 59.5% of total noninterest expense for the six months ended June 30, 2025 and 2024, respectively. Salaries and employee benefits expense increased during the six months ended June 30, 2025, compared to the same period of 2024 primarily due to normal annual salary increases for employees and related expenses.

Net occupancy expenses increased for the six months ended June 30, 2025 compared to the same period of 2024 primarily due to current year increases in expense reimbursement expenses at leased locations.

Other real estate expenses and losses increased during the six months ended June 30, 2025 compared to the same period of 2024 primarily due to write downs and losses on the sale of other real estate in the current period.

Other expenses increased for the six months ended June 30, 2025 compared to the same period of 2024 primarily due to losses on equity method investments in the current year-to-date period.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $5.6 million for the three months ended June 30, 2025, compared to $3.4 million for the same period of 2024, an increase of $2.2 million, or 65.1%. BancPlus’ effective tax rate for the three months ended June 30, 2025 was 21.5%, compared to 18.4 % for the same period of 2024.

BancPlus recorded income tax expense of $11.9 million for the six months ended June 30, 2025, compared to $7.9 million for the same period of 2024, an increase of $4.0 million, or 49.7%. BancPlus’ effective tax rate for the six months ended June 30, 2025 was 21.4%, compared to 19.8 % for the same period of 2024.

For both the three and six month periods, the increase in income tax expense was the result of larger income before taxes in the current year to date period. The increase in effective tax rate was the result of larger current year income before taxes and the impact of permanent tax items on the prior year.

Financial Condition

The following discussion compares BancPlus’ financial condition as of June 30, 2025 to December 31, 2024.

Assets

Total assets decreased $0.08 billion, or 1.0%, to $7.85 billion at June 30, 2025, compared to total assets of $7.93 billion at December 31, 2024, primarily as a result of a decrease in interest bearing deposits with banks. Total cash and cash equivalents decreased $75.4 million, or 18.4%, to $334.2 million at June 30, 2025, compared to $409.6 million at December 31, 2024, primarily due to the previously disclosed redemption of subordinated debentures as well as repayment of maturing FHLB advances. Total loans held for investment decreased $0.02 billion, or 0.3%, to $6.12 billion at June 30, 2025, compared to $6.14 billion at December 31, 2024, primarily due to a decrease in other commercial real estate loans. Investment securities was $990.8 million at both June 30, 2025 and December 31, 2024.

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

As of June 30, 2025, 4.1% of BancPlus’ investment securities portfolio was classified as held to maturity and 95.9% was classified as available for sale. As of December 31, 2024, 4.2% of BancPlus’ investment securities portfolio was classified as held to maturity and 95.8% was classified as available for sale.

At June 30, 2025, U.S. Government agency obligations represented 54.9%, U.S. Treasuries represented 10.5%, mortgage-backed securities represented 20.0%, municipal securities represented 8.9%, and corporate investments represented 5.7% of BancPlus’ investment securities portfolio. At December 31, 2024, U.S. Government agency obligations represented 54.0%, U.S. Treasuries represented 24.6%, municipal securities represented 8.3%, mortgage-backed securities represented 8.2%, and corporate investments represented 4.9% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates presented:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$40,679	4.11%	$41,278	4.17%
Total held-to-maturity	$40,679	4.11%	$41,278	4.17%
Available for Sale:
(At fair value)
U.S. Treasuries	104,516	10.55%	244,068	24.63%
U.S. Government agency obligations	543,662	54.87%	534,996	53.99%
Issued by states and political subdivisions	47,476	4.79%	41,030	4.14%
Mortgage-backed securities:
Residential	80,033	8.08%	68,651	6.93%
Commercial	118,102	11.92%	12,405	1.25%
Corporate investments	56,351	5.69%	48,402	4.88%
Total available for sale	$950,140	95.89%	$949,552	95.83%
Total investment securities	$990,819	100.00%	$990,830	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates presented. Weighted-average yields have been computed on a fully tax equivalent basis using federal and state tax rates of 21% and 5%, respectively.

	Maturity as of June 30, 2025
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$20,686	3.52%	$15,783	2.25%	$3,420	3.75%	$790	4.41%
Total held to maturity	$20,686	3.52%	$15,783	2.25%	$3,420	3.75%	$790	4.41%

Available for sale:
U.S. Treasuries	$14,968	4.17%	$89,548	4.12%	$—	— %	$—	— %
U.S. Government agency obligations	88,493	1.66%	425,481	3.33%	29,688	3.89%	—	— %
Issued by states and political subdivisions	3,828	2.43%	23,105	3.39%	18,951	4.00%	1,592	4.95%
Mortgage-backed securities:
Residential	—	— %	646	1.54%	26,871	3.88%	52,516	2.48%
Commercial	—	— %	80,341	4.09%	37,567	4.68%	194	2.42%
Corporate investments	476	2.75%	2,985	8.85%	49,017	4.46%	3,873	6.84%
Total available for sale	$107,765	2.04%	$622,106	3.57%	$162,094	4.26%	$58,175	2.84%

Total investment securities	$128,451	2.28%	$637,889	3.54%	$165,514	4.25%	$58,965	2.86%

	Maturity as of December 31, 2024
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$17,901	3.37%	$19,042	2.59%	$3,545	3.72%	$790	4.39%
Total held to maturity	$17,901	3.37%	$19,042	2.59%	$3,545	3.72%	$790	4.39%

Available for sale:
U.S. Treasuries	$151,606	4.43%	$92,462	4.09%	$—	— %	$—	— %
U.S. Government agency obligations	95,403	1.04%	421,298	3.21%	18,296	1.61%	—	— %
Issued by states and political subdivisions	5,894	2.36%	21,638	3.24%	12,168	3.16%	1,329	4.03%
Mortgage-backed securities:
Residential	—	— %	948	1.73%	6,691	3.10%	61,011	2.49%
Commercial	—	— %	9,493	1.51%	2,682	1.58%	230	2.43%
Corporate investments	—	— %	1,424	5.63%	46,129	4.25%	850	4.50%
Total available for sale	$252,903	3.10%	$547,263	3.33%	$85,966	3.36%	$63,420	2.55%

Total investment securities	$270,804	3.12%	$566,305	3.31%	$89,511	3.38%	$64,210	2.57%

The objective of BancPlus’ investment policy is to invest funds to provide sufficient liquidity, optimize the total return of the portfolio, mitigate interest rate risk, and meet pledging requirements. In doing so, BancPlus balances the market and credit risks against the potential investment return, makes most investments compatible with the pledge requirements of any deposits of public funds, and maintains compliance with regulatory investment requirements. BancPlus’ investment policy allows portfolio holdings to include short-term securities purchased to provide needed liquidity and longer-term securities purchased to generate stable income over periods of interest rate fluctuations.

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates presented:

	As of June 30, 2025		As of December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Secured by real estate:
Residential properties	$1,680,102	27.45%	$1,640,428	26.73%
Construction and land development	572,111	9.35%	534,366	8.71%
Farmland	316,596	5.17%	307,372	5.01%
Other commercial	2,719,727	44.45%	2,836,836	46.24%
Total real estate	5,288,536	86.42%	5,319,002	86.69%
Commercial and industrial	602,232	9.84%	603,828	9.84%
Agricultural production and other loans to farmers	115,568	1.89%	100,839	1.64%
Consumer and other	113,466	1.85%	112,310	1.83%
Total loans, gross	$6,119,802	100.00%	$6,135,979	100.00%
Allowance for credit losses	(71,428)		(71,913)
Total loans, net	$6,048,374		$6,064,066

Our loan portfolio was comprised of 70.7% commercial loans and 29.3% consumer loans as of June 30, 2025, compared to 71.4% commercial loans and 28.6% consumer loans as of December 31, 2024. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At June 30, 2025, BancPlus’ loan portfolio included $237.7 million of loan participations purchased, or 3.9% of total loans, which included $69.2 million of shared national credits. At December 31, 2024, BancPlus’ loan portfolio included $318.1 million of loan participations purchased, or 5.2% of total loans, which included $121.4 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates presented:

	As of June 30, 2025
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$135,259	$682,591	$483,298	$378,954	$1,680,102
Construction and land development	223,961	273,457	67,689	7,004	572,111
Farmland	36,828	145,561	118,801	15,406	316,596
Other commercial	483,723	1,675,847	428,058	132,099	2,719,727
Total real estate	879,771	2,777,456	1,097,846	533,463	5,288,536
Commercial and industrial	141,199	349,958	111,074	1	602,232
Agricultural production and other loans to farmers	40,225	69,218	6,125	—	115,568
Consumer and other loans	25,247	74,835	9,209	4,175	113,466
Total loans	$1,086,442	$3,271,467	$1,224,254	$537,639	$6,119,802

	As of December 31, 2024
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$168,240	$680,167	$393,150	$398,871	$1,640,428
Construction and land development	267,426	231,240	27,063	8,637	534,366
Farmland	49,943	135,745	104,561	17,123	307,372
Other commercial	484,284	1,846,367	354,738	151,447	2,836,836
Total real estate	969,893	2,893,519	879,512	576,078	5,319,002
Commercial and industrial	206,208	345,083	52,537	—	603,828
Agricultural production and other loans to farmers	55,315	44,207	1,317	—	100,839
Consumer and other loans	30,826	72,875	4,299	4,310	112,310
Total loans	$1,262,242	$3,355,684	$937,665	$580,388	$6,135,979

	As of June 30, 2025
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,273,514	$406,588	$1,680,102
Construction and land development	228,290	343,821	572,111
Farmland	171,184	145,412	316,596
Other commercial	1,863,401	856,326	2,719,727
Total real estate	3,536,389	1,752,147	5,288,536
Commercial and industrial	293,396	308,836	602,232
Agricultural production and other loans to farmers	44,560	71,008	115,568
Consumer and other loans	65,874	47,592	113,466
Total loans	$3,940,219	$2,179,583	$6,119,802

	As of December 31, 2024
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,242,050	$398,378	$1,640,428
Construction and land development	240,849	293,517	534,366
Farmland	171,780	135,592	307,372
Other commercial	1,946,477	890,359	2,836,836
Total real estate	3,601,156	1,717,846	5,319,002
Commercial and industrial	301,050	302,778	603,828
Agricultural production and other loans to farmers	53,269	47,570	100,839
Consumer and other loans	68,923	43,387	112,310
Total loans	$4,024,398	$2,111,581	$6,135,979

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At June 30, 2025, BancPlus had total off-balance sheet commitments of $1.08 billion. At June 30, 2025, BancPlus had an allowance for credit loss on off-balance sheet commitments of $5.9 million.

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

The tables below set forth information on BancPlus’ asset classification as of the dates presented. BancPlus had no assets classified as loss.

	As of June 30, 2025
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,650,352	$1,573	$28,177	$—	$1,680,102
Construction and land development	560,494	7,787	3,830	—	572,111
Farmland	312,564	—	4,032	—	316,596
Other commercial	2,674,184	3,936	41,607	—	2,719,727
Total real estate	5,197,594	13,296	77,646	—	5,288,536
Commercial and industrial	577,801	6,607	16,505	1,319	602,232
Agricultural production and other loans to farmers	113,847	—	1,721	—	115,568
Consumer and other	113,184	—	282	—	113,466
Total	$6,002,426	$19,903	$96,154	$1,319	$6,119,802

	As of December 31, 2024
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,611,245	$2,874	$26,277	$32	$1,640,428
Construction and land development	527,474	2,549	4,343	—	534,366
Farmland	303,228	479	3,665	—	307,372
Other commercial	2,819,926	2,052	14,127	731	2,836,836
Total real estate	5,261,873	7,954	48,412	763	5,319,002
Commercial and industrial	580,999	6,521	15,069	1,239	603,828
Agricultural production and other loans to farmers	99,963	—	876	—	100,839
Consumer and other	111,732	258	320	—	112,310
Total	$6,054,567	$14,733	$64,677	$2,002	$6,135,979

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans that are 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates presented:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans:
Real estate loans:
Residential properties	$8,382	$6,070
Construction and land development	2,195	2,634
Farmland	1,615	346
Other commercial	4,916	3,511
Total real estate	17,108	12,561
Commercial and industrial	2,425	1,912
Agricultural production and other loans to farmers	650	—
Consumer and other	157	194
Total nonaccrual loans	$20,340	$14,667

90+ days past due and accruing:
Real estate loans:
Residential properties	$1,768	$3,591
Construction and land development	851	869
Farmland	266	1,761
Other commercial	—	1,255
Total real estate	2,885	7,476
Commercial and industrial	452	726
Agricultural production and other loans to farmers	—	643
Consumer and other	7	1
Total 90+ days past due and accruing	$3,344	$8,846
Total nonperforming loans	$23,684	$23,513
Plus: foreclosed assets	7,602	7,963
Total nonperforming assets	$31,286	$31,476

Nonaccrual loans to total loans	0.33%	0.24%
Nonperforming loans to total loans	0.39%	0.38%
Nonperforming assets to total assets	0.40%	0.40%
Allowance for credit losses to nonaccrual loans	351.17%	490.30%

Total nonperforming assets decreased by $190,000, or 0.6%, from $31.5 million at December 31, 2024 to $31.3 million at June 30, 2025, primarily as a result of a decrease in foreclosed assets partially offset by a slight increase in nonperforming loans. The ratio for nonaccrual loans to total loans increased for the six months ended June 30, 2025 primarily as a result of an increase in real estate loans on nonaccrual. The ratio for allowance for credit losses to nonaccrual loans decreased as a result of the increase in nonaccrual loans in the current year.

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

These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the first half of 2025, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of tariffs, supply chain disruptions, labor shortages, and the conflicts in Ukraine and the Middle East. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for credit losses.

The allowance for credit losses decreased $485,000, or 0.7%, to $71.4 million at June 30, 2025 compared to $71.9 million at December 31, 2024. As a percentage of loans, the allowance for credit losses was 1.16%, at June 30, 2025 and 1.17 % December 31, 2024. The decrease was primarily attributable to net charge-offs, a decrease in total loans and changes in the concentrations of the loan portfolio in the current year. Net charge-offs totaled $1.7 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively.

The following is a summary of the activity in the allowance for credit loss reserve as of and for the year-to-date periods presented:

(Dollars in thousands)	June 30, 2025	June 30, 2024
Balance, beginning of period	$71,913	$65,872
Charge-offs:
Residential properties	371	284
Construction and land development	181	—
Other commercial	248	201
Total real estate	800	485
Commercial and industrial	645	982
Agricultural production and other loans to farmers	23	—
Consumer and other	1,319	1,254
Total charge-offs	2,787	2,721
Recoveries:
Residential properties	82	141
Construction and land development	73	12
Farmland	10	42
Other commercial	54	147
Total real estate	219	342
Commercial and industrial	82	69
Agricultural production and other loans to farmers	14	—
Consumer and other	790	724
Total recoveries	1,105	1,135
Net charge-offs	1,682	1,586
Provision for credit losses	1,197	5,950
Balance, end of period	$71,428	$70,236

Total loans, end of period (including loans held for sale)	$6,140,962	$6,187,350
Average loans	6,123,131	6,108,819
Net charge-offs (annualized) to average loans	0.05%	0.05%
Allowance for credit losses to total loans	1.16%	1.14%

The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	June 30, 2025			June 30, 2024
(Dollars in thousands)	Net Charge- offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge- offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$289	$1,662,413	0.03%	$143	$1,586,163	0.02%
Construction and land development	108	537,481	0.04%	(12)	685,625	(0.00)%
Farmland	(10)	311,717	(0.01)%	(42)	310,268	(0.03)%
Other commercial	194	2,788,178	0.01%	54	2,700,732	0.00%
Commercial and industrial	563	603,514	0.19%	913	626,583	0.29%
Agricultural production and other loans to farmers	9	98,189	0.02%	—	91,603	—%
Consumer and other	529	111,863	0.95%	530	99,669	1.06%
Loans held for sale	—	9,776	—%	—	8,176	—%
Total	$1,682	$6,123,131	0.05%	$1,586	$6,108,819	0.05%

The following tables present a summary of the allocation of the allowance for credit losses by loan portfolio category, and the percentage of loans in each category, for the periods presented:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$27,761	38.9%	$25,845	35.9%
Construction and land development	9,782	13.7%	9,937	13.8%
Farmland	4,285	6.0%	4,187	5.8%
Other commercial	18,990	26.6%	20,914	29.1%
Total real estate	60,818	85.1%	60,883	84.7%
Commercial and industrial	8,745	12.2%	9,431	13.1%
Agricultural production and other loans to farmers	949	1.3%	722	1.0%
Consumer and other	916	1.3%	877	1.2%
Total allowance for loan losses	$71,428	100.0%	$71,913	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million as of both June 30, 2025 and December 31, 2024. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the merger (the “SCC Merger”) with State Capital Corp. and the merger (the “FTC Merger”) with First Trust Corporation. Total other intangible assets at June 30, 2025 and December 31, 2024 were $7.6 million and $8.4 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details the composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods presented:

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent
Non-interest bearing	$1,328,974	0.00%	19.76%	$1,307,121	0.00%	19.93%
Interest bearing:
Transaction accounts	1,404,427	1.79%	20.89%	1,381,070	1.86%	21.06%
Money market and other savings accounts	2,210,646	2.57%	32.87%	2,149,201	3.09%	32.77%
Certificates of deposit	1,551,353	3.86%	23.07%	1,528,993	4.15%	23.31%
Brokered time deposits	229,107	4.52%	3.41%	192,869	5.41%	2.94%
Total deposits	$6,724,507	2.26%	100.00%	$6,559,254	2.53%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $165.3 million, or 2.5%, to $6.72 billion at June 30, 2025 from $6.56 billion as of December 31, 2024 primarily resulted from increases in money market and other savings accounts, certificates of deposit, and brokered deposits. At June 30, 2025 and December 31, 2024, BancPlus held deposits in excess of FDIC insurance limits estimated at $1.60 billion and $1.72 billion, respectively.

The following table shows the maturity of certificates of deposit, including brokered time deposits, at June 30, 2025:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$286,491	$482,220	$768,711	$154,262
Over 3 months through 6 months	120,964	272,685	393,649	48,714
Over 6 months through 12 months	142,305	324,595	466,900	78,055
Over 12 months	25,227	125,881	151,108	13,379
Total certificates of deposit	$574,987	$1,205,381	$1,780,368	$294,410

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At June 30, 2025 and December 31, 2024, BancPlus had no short-term borrowings. The following is a summary of our short-term borrowings during the periods presented.

	Balances Outstanding			Weighted Average Rate
	Maximum
(Dollars in thousands)	Month	Average	At Period	During	At Period
June 30, 2025	End	Daily	End	Period	End
Federal funds purchased	$—	$3	$—	5.78%	—%
	$—	$3	$—

December 31, 2024
Federal funds purchased	$—	$128	$—	5.97%	—%
	$—	$128	$—

Advances from FHLB and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At June 30, 2025 and December 31, 2024, BancPlus had $120.0 million and $185.0 million in FHLB borrowings, at a weighted average interest rate of 4.28% and 4.33%.

The Company also has available funding from the Federal Reserve Bank’s discount window which it utilizes from time to time for short-term funding. At June 30, 2025 and December 31, 2024, the Company had zero borrowings outstanding with the Federal Reserve Bank.

On June 13, 2025, the Company entered into a Loan Agreement (the "Loan Agreement") with First Horizon Bank ("First Horizon"). Under the terms of the Loan Agreement, First Horizon agreed to provide the Company with a $30.0 million term loan (the "Term Loan"), which was drawn down in full. The Term Loan is collateralized by all of the outstanding shares of common stock of BankPlus pursuant to the terms of a Pledge Agreement also dated June 13, 2025, between the Company and First Horizon (the “Pledge Agreement”). The Term Loan matures on June 15, 2030.

The Term Loan bears interest at the prime rate of interest as reported in The Wall Street Journal published daily minus a margin of 0.55%, subject to a minimum rate of 4.00%. Principal and interest payments are due quarterly commencing on September 15, 2025 (and each December 15, March 15, June 15 and September 15 thereafter) in the amount of $750,000. The Term Loan may be prepaid in full or in part at any time with no prepayment penalty. In conjunction with the Term Loan, the Company incurred debt issuance costs of $38,000. These issuance costs are netted with the balance of the Term Loan on the Company's consolidated balance sheet and are being amortized over the life of the Term Loan. The Loan Agreement contains customary representations and warranties, and customary affirmative covenants, related to, among other things, the maintenance of certain financial standards, the payment of dividends from the Bank to the Company and the provision of financial and other information to First Horizon. The Company and/or the Bank, as provided for in the Loan Agreement, must maintain, among other financial standards, (i) a "Well Capitalized" rating as required by any applicable regulatory authority, (ii) a Tier 1 Leverage Ratio of not less than 8.00%, (iii) a return on average assets of at least 0.75% and (iv) a loan to value ratio of not more than 40%. The Loan Agreement also contains customary negative covenants, related to, among other things, restrictions on indebtedness, liens, changes in management, mergers, dispositions, dividends and other distributions.

The Loan Agreement provides for events of default customary for loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and a change in control of the Bank or the Company, as well as the initiation of certain actions by regulators of the Bank or the Company or the failure by the Bank or the Company to comply with the terms of any memorandum of understanding or letter agreement with any bank regulatory agency. During the existence of an event of default, all outstanding amounts of the Term Loan will bear interest at a rate per annum equal to the lesser of (i) the rate otherwise applicable thereto plus 4.00% and (ii) the maximum rate that may be charged under the Loan Agreement, and First Horizon may take various actions, including declaring all outstanding amounts of the Term Loan immediately due and payable and exercising all rights with respect to the collateral.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
2025	$61,507	$125,013
2026	63,014	60,014
2027	3,014	14
2028	3,005	5
2029	3,000	—
Thereafter	16,500	—
Total FHLB advances and other borrowings	$150,040	$185,046

Subordinated Debentures. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs were netted with the balance of the Notes on the Company’s Consolidated Balance Sheets and were amortized over the life of the Notes. At June 30, 2025 and December 31, 2024, the remaining unamortized balance of these issuance costs was zero and $785,000, respectively. The Notes initially bore interest at a rate of 6.000% per annum. On June 16, 2025, the Company redeemed the Notes in full in accordance with their terms. The total redemption price was equal to $61.8 million, representing 100% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to, but excluding, June 16, 2025. The Notes were redeemed using the proceeds from a $30.0 million term loan and cash on hand. In conjunction with the redemption of the Notes, the Company recognized a loss on extinguishment of debt of $725,000 in the second quarter of 2025 related to the write off unamortized issuance costs at the time of extinguishment.

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the consolidated balance sheet at June 30, 2025 due to the remaining purchase premium of $101,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following table is a summary of debentures payable to statutory trusts:

(In thousands)	Year of Maturity	Interest Rate	June 30, 2025	December 31, 2024
First Bancshares of Baton Rouge Statutory Trust I	2034	Variable[1]	$4,124	$4,124
State Capital Statutory Trust IV	2035	Variable[2]	5,155	5,155
BancPlus Statutory Trust II	2036	Variable[3]	20,619	20,619
BancPlus Statutory Trust III	2037	Variable[4]	20,619	20,619
State Capital Master Trust	2037	Variable[5]	6,186	6,186
			$56,703	$56,703

(1) Reprices quarterly based on three-month CME Term SOFR plus 2.50%, plus 0.26161% SOFR spread adjustment
(2) Reprices quarterly based on three-month CME Term SOFR plus 1.99%, plus 0.26161% SOFR spread adjustment
(3) Reprices quarterly based on three-month CME Term SOFR plus 1.50%, plus 0.26161% SOFR spread adjustment
(4) Reprices quarterly based on three-month CME Term SOFR plus 1.35%, plus 0.26161% SOFR spread adjustment
(5) Reprices quarterly based on three-month CME Term SOFR plus 1.46%, plus 0.26161% SOFR spread adjustment

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at June 30, 2025 due to the remaining purchase discount of $3.1 million, which was established upon the SCC Merger and is being amortized over the remaining life of the debentures.

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

Shareholders’ equity increased $42.7 million, or 6.3%, to $817.5 million at June 30, 2025 from $774.4 million at December 31, 2024, primarily due to net income of $43.8 million, other comprehensive income of $12.4 million, and stock based compensation of $2.8 million, partially offset by common stock dividends paid of $11.7 million, preferred stock dividends paid of $2.5 million, and shares withheld to satisfy withholding obligation in the vesting of restricted stock of $1.7 million.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	June 30, 2025	December 31, 2024
Cash and cash equivalents	$334,233	$409,639
Total securities	990,819	990,830
Less: pledged securities	(121,624)	(157,665)
Total primary liquidity	$1,203,428	$1,242,804
Ratio of primary liquidity to total deposits	17.9%	18.4%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	June 30, 2025	December 31, 2024
Net secured borrowing capacity with the FHLB	$1,905,428	$1,927,118
Net secured borrowing capacity with the Federal Reserve Bank	1,253,615	1,198,946
Unsecured borrowing capacity with correspondent lenders	198,000	198,000
Total secondary liquidity	$3,357,043	$3,324,064
Ratio of primary and secondary liquidity to total deposits	67.7%	67.6%

During the six months ended June 30, 2025, BancPlus’ primary liquidity decreased by $39.4 million to $1.20 billion, compared to $1.24 billion at December 31, 2024, primarily due to a decrease in cash and cash equivalents. Secondary liquidity increased by $33.0 million to $3.36 billion as of June 30, 2025 from $3.32 billion as of December 31, 2024. This increase was primarily due to an increase in BancPlus’ Federal Reserve borrowing capacity.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $5.92 billion and $5.91 billion and represented 87.9% and 87.6% of total deposits as of June 30, 2025 and December 31, 2024, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources.

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

Due to state banking laws, BankPlus may not pay dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $14.4 million to BancPlus for both of the year-to-date periods ended June 30, 2025 and June 30, 2024. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

Further, under prompt corrective action regulations, an insured depository institution is classified in one of several tiers based on its level of capital and other factors, and may be subject to an escalating series of remedial measures if it is less than “well capitalized.” An institution is deemed “well capitalized” if it satisfies certain capital ratios and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of June 30, 2025, the Bank maintained a leverage ratio of more than 9.0% and, as an institution has elected to adopt the CBLR framework, the Bank was therefore well capitalized under the regulatory framework for prompt corrective action.

As of June 30, 2025 and December 31, 2024, BancPlus and BankPlus met the minimum CBLR requirement and therefore satisfied the capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates presented (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2025
Company:
Community Bank Leverage Ratio	$820,338	10.38%	$711,012	9.00%
Bank:
Community Bank Leverage Ratio	$830,247	10.52%	$710,582	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2024
Company:
Community Bank Leverage Ratio	$795,241	10.07%	$710,980	9.00%
Bank:
Community Bank Leverage Ratio	$799,421	10.13%	$710,566	9.00%

Contractual Obligations

Contractual obligations as of June 30, 2025 totaled $2.04 billion and were primarily comprised of deposits with maturities of $1.78 billion, FHLB advances and other borrowings of $150.0 million, subordinated debentures of $74.7 million and operating lease obligations of $39.9 million. Contractual obligations due within twelve months were $1.70 billion and were primarily related to time deposits with maturity dates, short-term FHLB advances and other borrowings. Contractual obligations due in more than 12 months were $349.9 million and were comprised of time deposits with maturity dates, long-term FHLB advances and other borrowings and subordinated debentures with maturities ranging from 2030 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

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

Potential changes over a 12-month horizon to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of June 30, 2025 and December 31, 2024 are presented in the table below. The projections for June 30, 2025 and December 31, 2024 assume immediate, parallel shifts down from the yield curves of 100, 200, and 300 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points.

	June 30, 2025				December 31, 2024
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	(8,629)	(3.0)%	(181,934)	(14.3)%	(5,418)	(2.0)%	(165,245)	(14.1)%
200	(7,300)	(2.5)%	(119,486)	(9.4)%	(5,031)	(1.8)%	(108,177)	(9.3)%
100	(6,241)	(2.2)%	(64,444)	(5.1)%	(5,052)	(1.9)%	(58,845)	(5.0)%
Unchanged	—	—%	—	—%	—	—%	—	—%
-100	(1,743)	(0.6)%	25,664	2.0%	(2,118)	(0.8)%	22,083	1.9%
-200	1,032	0.4%	45,683	3.6%	166	0.1%	39,213	3.4%
-300	8,270	2.9%	59,474	4.7%	5,826	2.1%	48,297	4.1%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 3.0% decrease in net interest income in year one and an 14.3% decrease in EVE as of June 30, 2025. At December 31, 2024, in the event of an immediate and sustained 300 basis point increase in interest, BancPlus would have experienced a 2.0% decrease in net interest income and a 14.1% decrease in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced a decrease of 0.6% in net interest income and a 2.0% increase in EVE as of June 30, 2025, and a 0.8% decrease in net interest income and a 1.9% increase in EVE as of December 31, 2024.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information about our legal proceedings refer to Footnote 12 to our Condensed Notes to Consolidated Financial Statements for the quarter ended June 30, 2025 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to the above, the Company, including its subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC, except as noted below.

The Company may not qualify to repurchase its Series ECIP Preferred Stock on favorable terms.

On June 22, 2022, the Company sold shares of its Series ECIP Preferred Stock to the U.S. Treasury for the purchase price of $250.0 million under the Emergency Capital Investment Program, or “ECIP.” Under the ECIP program, the Treasury invested in depository institutions that are Community Development Financial Institutions or minority depository institutions (“MDIs”) to encourage lending to small businesses, minority-owned businesses and consumers in low-income and underserved communities.

Under terms of an ECIP Securities Purchase Option Agreement (“POA”) by between the Company and Treasury, if the Company meets certain conditions, the Company or the Company’s qualifying designee may repurchase the Series ECIP Preferred Stock, potentially at a substantial discount (the “Repurchase Option”). To be eligible to exercise the Repurchase Option, the Company must, among other things, meet certain thresholds for “deep impact lending” or “qualified lending” (as defined in the ECIP’s guidelines), comply with the ECIP agreements and rules, continue to qualify as a CDFI, and be “well-capitalized” under federal Prompt Corrective Action guidelines. The earliest possible date by which the Company could exercise the Repurchase Option (assuming it meets all required conditions) is June 22, 2032. There can be no assurance that the Company will ever satisfy the lending and other requirements necessary to exercise the Repurchase Option.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

4.2	Form of 5.50% Fixed-to-Floating Rate Subordinated Note due 2030 (incorporated by reference to Exhibit A of Exhibit 10.3 of the Current Report on Form 8-K of the Registrant filed on March 1, 2022)
4.3

Registration Rights Agreement, dated February 28, 2022, by and among BancPlus Corporation and Joseph C. Canizaro, and Joseph C. Canizaro, as trustee of The Corte Trust (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on March 1, 2022)

4.4

Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

4.5

Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

10.1

Loan Agreement, dated June 13, 2025, by and between BancPlus Corporation and First Horizon Bank (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on June 17, 2025)

10.2

Pledge Agreement, dated June 13, 2025, by and between BancPlus Corporation and First Horizon Bank (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Registrant filed on June 17, 2025)

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

BancPlus Corporation

Date:	August 8, 2025	By:	/s/ William A. Ray
William A. Ray
Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2025	By:	/s/ Karlen Turbeville
Karlen Turbeville
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)