Form 10-Q
period 2025-09-30
BANCPLUS CORP
filed 2025-11-07
CIK 1118004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of November 3, 2025: 11,762,294

BANCPLUS CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BancPlus Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets:
Cash and due from banks	$84,171	$90,602
Interest bearing deposits with banks	239,950	319,037
Total cash and cash equivalents	324,121	409,639
Securities available for sale, net of allowance for credit losses of zero at September 30, 2025 and December 31, 2024	967,907	949,552
Securities held to maturity - fair value $36,371 - 2025; $41,144 - 2024	36,419	41,278
Loans held for sale	12,913	9,395

Loans	6,206,004	6,135,979
Less: Allowance for credit losses	73,592	71,913
Net loans	6,132,412	6,064,066

Premises and equipment, net	146,898	141,008
Operating lease right-of-use assets	28,159	29,545
Accrued interest receivable	36,480	33,464
Goodwill	62,772	62,772
Other assets	171,823	186,062
Total assets	$7,919,904	$7,926,781

Liabilities:
Deposits	$6,811,842	$6,753,978
Advances from Federal Home Loan Bank and other borrowings	119,250	185,046
Subordinated debentures	74,684	133,875
Operating lease liabilities	29,975	31,425
Accrued interest payable	10,255	13,757
Other liabilities	34,860	34,281
Total liabilities	7,080,866	7,152,362

Redeemable common stock owned by the ESOP	97,798	95,253
Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value	250,000	250,000
250,000 authorized, issued and outstanding at September 30, 2025 and December 31, 2024; aggregate liquidation preference of $250,000
Common Stock, par value $1.00 per share
100,000,000 authorized; 11,762,294 and 11,694,256 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	11,762	11,694
Additional paid-in capital	129,791	127,215
Retained earnings	451,160	411,186
Accumulated other comprehensive loss, net	(3,675)	(25,676)
	839,038	774,419
Less: Redeemable common stock owned by the ESOP	(97,798)	(95,253)
Total shareholders' equity	741,240	679,166
Total liabilities and shareholders' equity	$7,919,904	$7,926,781

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$97,691	$98,077	$285,511	$283,525
Taxable securities	8,667	7,428	24,380	21,675
Tax-exempt securities	300	328	919	1,004
Interest bearing bank balances and other	2,449	2,810	10,803	8,032
Total interest income	109,107	108,643	321,613	314,236

Interest expense:
Deposits	37,230	43,837	112,737	123,395
Advances from Federal Home Loan Bank	1,235	2,532	4,983	9,272
Other borrowings	1,799	2,266	6,583	6,900
Total interest expense	40,264	48,635	124,303	139,567

Net interest income	68,843	60,008	197,310	174,669
Provision for credit losses	3,037	796	4,457	4,329
Net interest income after provision for credit losses	65,806	59,212	192,853	170,340

Noninterest income:
Service charges on deposit accounts	6,614	6,172	18,490	17,763
Mortgage origination income	1,777	1,611	4,197	4,009
Debit card interchange	2,503	2,614	7,331	7,747
Loss on sale of securities, net	(6,331)	—	(6,331)	(19)
Other income	7,271	7,360	27,763	24,134
Total noninterest income	11,834	17,757	51,450	53,634

Noninterest expense:
Salaries and employee benefits expenses	33,123	32,005	97,909	95,621
Net occupancy expenses	4,556	4,664	14,459	14,085
Furniture, equipment and data processing expenses	7,425	7,459	22,374	22,229
Other expenses	10,529	11,598	31,897	30,728
Total noninterest expense	55,633	55,726	166,639	162,663

Income before income taxes	22,007	21,243	77,664	61,311
Income tax expense	4,431	4,330	16,331	12,277
Net income	$17,576	$16,913	$61,333	$49,034
Preferred stock dividends	1,250	1,250	3,750	1,375
Net income available to common shareholders	$16,326	$15,663	$57,583	$47,659

Earnings per common share - basic	$1.42	$1.36	$5.00	$4.16
Earnings per common share - diluted	$1.41	$1.36	$4.98	$4.15

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$17,576	$16,913	$61,333	$49,034
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale	6,456	21,084	22,965	19,195
Reclassification adjustment for net loss included in net income	6,331	—	6,331	19
Tax effect	(3,184)	(5,251)	(7,295)	(4,785)
Total other comprehensive income, net of tax	9,603	15,833	22,001	14,429
Comprehensive income	$27,179	$32,746	$83,334	$63,463

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

BancPlus Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(In Thousands, Except Share and Per Share Data)

(continued)

								Less:
							Accumulated	Redeemable
					Additional		Other	Common Stock	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Owned by the	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity

July 1, 2025	250,000	$250,000	11,762,294	$11,762	$128,271	$440,715	$(13,278)	$(95,616)	$721,854
Net income	—	—	—	—	—	17,576	—	—	17,576
Other comprehensive income, net	—	—	—	—	—	—	9,603	—	9,603
Stock based compensation	—	—	—	—	1,520	—	—	—	1,520
Net change fair value of ESOP shares	—	—	—	—	—	—	—	(2,181)	(2,181)
Preferred stock dividends	—	—	—	—	—	(1,250)	—	—	(1,250)
Common stock dividends ($0.50 per share)	—	—	—	—	—	(5,881)	—	—	(5,881)
September 30, 2025	250,000	$250,000	11,762,294	$11,762	$129,791	$451,160	$(3,675)	$(97,798)	$741,240

January 1, 2025	250,000	$250,000	11,694,256	$11,694	$127,215	$411,186	$(25,676)	$(95,253)	679,166
Net income	—	—	—	—	—	61,333	—	—	61,333
Other comprehensive income, net	—	—	—	—	—	—	22,001	—	22,001
Issuance of restricted stock, net of forfeitures	—	—	94,188	94	(94)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(26,150)	(26)	(1,687)	—	—	—	(1,713)
Stock based compensation	—	—	—	—	4,357	—	—	—	4,357
Net change fair value of ESOP shares	—	—	—	—	—	—	—	(2,545)	(2,545)
Preferred stock dividends	—	—	—	—	—	(3,750)	—	—	(3,750)
Common stock dividends ($1.50 per share)	—	—	—	—	—	(17,609)	—	—	(17,609)
September 30, 2025	250,000	$250,000	11,762,294	$11,762	$129,791	$451,160	$(3,675)	$(97,798)	$741,240

BancPlus Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income per condensed consolidated statements of income	$61,333	$49,034
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	4,457	4,329
Depreciation and amortization	7,450	7,609
Net accretion of securities	(2,451)	—
Net (gain) loss on sales of premises and equipment	293	(1,833)
Net gain on sales of other real estate owned	(621)	(41)
Gain on loans held for sale	(4,197)	(4,009)
Write-downs of other real estate owned	1,351	220
Deferred income tax expense	625	3,058
Federal Home Loan Bank stock dividends	(566)	(1,050)
Stock based compensation expense	4,357	3,793
Origination of loans held for sale	(169,133)	(215,586)
Proceeds from loans held for sale	170,080	213,997
Earnings on bank-owned life insurance	(2,989)	(3,464)
Amortization of equity investments	2,749	—
Loss on early extinguishment of subordinated debentures	725	—
Loss on sale of securities, net	6,331	19
Gain on sale of branches	(5,418)	—
Net change in:
Accrued interest receivable and other assets	(4,818)	(12,340)
Accrued interest payable and other liabilities	(4,360)	(725)
Net cash provided by operating activities	65,198	43,011

Cash flows from investing activities:
Purchases of securities available for sale	(585,706)	(828,454)
Maturities and calls of securities available for sale	423,170	777,584
Proceeds from sales of securities available for sale	169,627	—
Maturities, prepayments and calls of securities held to maturity	4,829	11,348
Net increase in loans	(77,771)	(61,006)
Purchases of premises and equipment	(13,081)	(28,875)
Proceeds from sales of premises and equipment	—	11,999
Proceeds from sales of other real estate owned	3,976	1,547
Investment in unconsolidated entities	(2,559)	(5,352)
Proceeds from bank-owned life insurance	3,240	2,729
Redemptions of Federal Home Loan Bank stock	5,752	7,887
Cash paid in sale of branches	(88,567)	—
Net cash used in investing activities	(157,090)	(110,593)

BancPlus Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$50,993	$(47,946)
Money market, negotiable order of withdrawal, and savings deposits	224,882	18,714
Certificates of deposit	(120,631)	423,371
Proceeds from Federal Home Loan Bank advances	984	215,000
Payments on Federal Home Loan Bank advances	(95,994)	(360,010)
Payments on subordinated debentures	(60,000)	—
Proceeds from other borrowings	30,000	345,004
Payments on other borrowings	(750)	(345,004)
Payment of debt issuance costs on other borrowings	(38)	—
Cash dividends paid on common stock	(17,609)	(16,449)
Cash dividends paid on preferred stock	(3,750)	(1,153)
Shares withheld to pay taxes on restricted stock vesting	(1,713)	(1,345)
Net cash provided by financing activities	6,374	230,182

Net change in cash and cash equivalents	(85,518)	162,600

Cash and cash equivalents at beginning of period	409,639	266,591

Cash and cash equivalents at end of period	$324,121	$429,191
Supplemental cash flow information:
Interest paid	$127,589	$141,551
Federal and state income tax payments	16,375	9,925
Acquisition of real estate in non-cash foreclosures	3,714	4,639
Lease liabilities arising from obtaining right-of-use assets	1,861	—

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

Branch Sale

On August 25, 2025, the Company entered into a Deposit Assumption and Asset Purchase Agreement to sell its branch located in McComb, Mississippi, including all of its assets and liabilities. The sale is expected to close in the first half of 2026 subject to customary closing conditions. At the time of this filing, the accounting for this transaction was not complete.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2025	2024	2025	2024
Net income available to common shareholders	$16,326	$15,663	$57,583	$47,659

Weighted average common shares outstanding	11,535	11,477	11,516	11,458
Diluted effect of stock-based awards	47	24	51	26
Diluted common shares	11,582	11,501	11,567	11,484

Basic earnings per common share	$1.42	$1.36	$5.00	$4.16
Diluted earnings per common share	$1.41	$1.36	$4.98	$4.15

Note 3: Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale.

				Allowance
				for
	Amortized	Gross Unrealized		Credit	Fair
(In thousands)	Cost	Gains	Losses	Losses	Value
September 30, 2025
U.S. Treasuries	$168,469	$1,658	$29	$—	$170,098
U.S. Government agency obligations	403,447	4,834	3,066	—	405,215
Residential mortgage-backed securities	108,340	348	7,482	—	101,206
Commercial mortgage-backed securities	182,394	1,292	420	—	183,266
Corporate investments	56,704	355	1,928	—	55,131
State and political subdivisions	53,446	446	901	—	52,991
Total available for sale	$972,800	$8,933	$13,826	$—	$967,907

December 31, 2024
U.S. Treasuries	$244,520	$273	$725	$—	$244,068
U.S. Government agency obligations	551,530	733	17,267	—	534,996
Residential mortgage-backed securities	79,061	3	10,413	—	68,651
Commercial mortgage-backed securities	13,512	—	1,107	—	12,405
Corporate investments	52,427	13	4,038	—	48,402
State and political subdivisions	42,691	57	1,718	—	41,030
Total available for sale	$983,741	$1,079	$35,268	$—	$949,552

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. For the nine months ended September 30, 2025 and 2024, the Company realized losses on the sale of securities of $6.3 million and $19,000, respectively. During the three months ended September 30, 2025, the Company executed a bond portfolio restructuring to improve overall portfolio performance by selling lower-yielding securities and using the proceeds to purchase higher-yielding securities in the current environment. As a result, during the three months ended September 30, 2025, the Company replaced securities with a total book value of $176.0 million and a weighted average yield of 1.11% with new securities totaling $169.6 million and a weighted average yield of 4.3%, realizing a gross loss of $6.3 million. Total proceeds from the sales of available for sale securities during the three and nine months ended September 30, 2025 were $169.6 million. All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies. At

September 30, 2025 and December 31, 2024, the Company had an allowance for credit losses on available for sale securities of zero. The following table provides a roll-forward of the allowance for credit losses on available for sale securities for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$—	$—	$—	$2,035
(Recovery of) provision for credit losses on available for sale securities	—	—	—	—
Available for sale security charged off	—	—	—	(2,035)
Ending balance	$—	$—	$—	$—

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2025:
States and political subdivisions	$36,419	$1	$49	$36,371
Total held to maturity	$36,419	$1	$49	$36,371
December 31, 2024:
States and political subdivisions	$41,278	$—	$134	$41,144
Total held to maturity	$41,278	$—	$134	$41,144

Provided below is a summary of investment securities without an allowance for credit losses that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025:
Available for sale:
U.S. Treasuries	$19,763	$3	$4,783	$26	$24,546	$29
U. S. Government agency obligations	8,744	34	55,501	3,032	64,245	3,066
Residential mortgage-backed securities	17,123	234	52,505	7,248	69,628	7,482
Commercial mortgage-backed securities	37,043	131	2,807	289	39,850	420
Corporate investments	1,517	4	33,326	1,924	34,843	1,928
States and political subdivisions	2,954	22	27,513	879	30,467	901
	$87,144	$428	$176,435	$13,398	$263,579	$13,826
Held to maturity:
States and political subdivisions	$310	$—	$3,809	$49	$4,119	$49
	$310	$—	$3,809	$49	$4,119	$49

December 31, 2024:
Available for sale:
U.S Treasuries	$53,637	$462	$4,716	$263	$58,353	$725
U. S. Government agency obligations	179,142	1,982	244,622	15,285	423,764	17,267
Residential mortgage-backed securities	2,280	29	66,142	10,384	68,422	10,413
Commercial mortgage-backed securities	—	—	12,405	1,107	12,405	1,107
Corporate investments	4,375	68	31,633	1,650	36,008	1,718
States and political subdivisions	—	—	47,962	4,038	47,962	4,038
	$239,434	$2,541	$407,480	$32,727	$646,914	$35,268
Held to maturity:
States and political subdivisions	$628	$8	$4,150	$127	$4,778	$135
	$628	$8	$4,150	$127	$4,778	$135

The number of debt securities in an unrealized loss position decreased from 342 at December 31, 2024 to 223 at September 30, 2025. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The unrealized losses on debt securities have not been recognized into income because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
(In thousands)	Amortized	Fair	Amortized	Fair
September 30, 2025:	Cost	Value	Cost	Value
One year or less	$63,828	$64,086	$17,004	$16,996
After one through five years	552,104	555,228	15,205	15,165
After five through ten years	255,096	253,799	3,420	3,420
After ten years	101,772	94,794	790	790
	$972,800	$967,907	$36,419	$36,371

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
September 30, 2025	$122,806	$121,250	$—	$—
December 31, 2024	$164,840	$157,665	$—	$—

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings. The Company monitors the credit rating on a quarterly basis. The following table summarizes the amortized cost basis of held-to-maturity debt securities at September 30, 2025 by credit rating:

(In thousands)	September 30, 2025
State and political subdivisions held-to-maturity:
S&P: AA+, AA, AA- / Moody's: Aa1, Aa2, Aa3	$3,628
S&P: A+, A, A- / Moody's: A1, A2, A3	671
S&P: BBB+, BBB, BBB- / Moody's: Baa, Ba, B	499
Not rated	31,621
$36,419

Note 4: Loans

The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	September 30, 2025	December 31, 2024
Secured by real estate:
Residential properties	$1,740,441	$1,640,428
Construction and land development	480,518	534,366
Farmland	318,915	307,372
Other commercial	2,743,848	2,836,836
Total real estate	5,283,722	5,319,002
Commercial and industrial loans	687,372	603,828
Agricultural production and other loans to farmers	121,359	100,839
Consumer and other loans	113,551	112,310
Total loans before allowance for credit losses	$6,206,004	$6,135,979

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

The following table presents the amortized cost basis of nonaccrual loans, segregated by class as of September 30, 2025 and December 31, 2024.

(In thousands)	Total Nonaccrual	Nonaccrual with no Allowance for Credit Loss	Past Due 90 days or more and Accruing
September 30, 2025
Secured by real estate:
Residential properties	$7,934	$—	$5,221
Construction and land development	3,443	—	—
Farmland	1,569	—	831
Other commercial	4,934	—	925
Total real estate	17,880	—	6,977
Commercial and industrial loans	2,405	—	532
Agricultural production and other loans to farmers	1,331	—	6
Consumer and other loans	166	—	3
Total	$21,782	$—	$7,518

December 31, 2024
Secured by real estate:
Residential properties	$6,070	$—	$3,591
Construction and land development	2,634	—	869
Farmland	346	—	1,761
Other commercial	3,511	—	1,255
Total real estate	12,561	—	7,476
Commercial and industrial loans	1,912	—	726
Agricultural production and other loans to farmers	—	—	643
Consumer and other loans	194	—	1
Total	$14,667	$—	$8,846

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three and nine months ended September 30, 2025, there were no significant changes to the collateral which secures the collateral-dependent loans, whether due to general deterioration or other reason. The following table presents the amortized cost basis of collateral-dependent loans by class and collateral type as of September 30, 2025 and December 31, 2024.

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Equipment	Other
September 30, 2025
Secured by real estate:
Residential properties	$2,592	$—	$—	$—	$—
Construction and land development	1,522	—	—	—	—
Farmland	—	—	—	—	—
Other commercial	32,841	—	—	—	177
Total real estate	36,955	—	—	—	177
Commercial and industrial loans	—	1,229	9,046	1,716	71
Agricultural production and other loans to farmers	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$36,955	$1,229	$9,046	$1,716	$248

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Equipment	Other
December 31, 2024
Secured by real estate:
Residential properties	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Farmland	—	—	—	—	—
Other commercial	3,256	—	—	—	—
Total real estate	3,256	—	—	—	—
Commercial and industrial loans	—	1,229	8,114	1,814	176
Agricultural production and other loans to farmers	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$3,256	$1,229	$8,114	$1,814	$176

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

		Past Due
	Past Due	90 Days	Total		Total
(In thousands)	30-89 Days	or More	Past Due	Current	Loans
September 30, 2025
Secured by real estate:
Residential properties	$11,029	$9,311	$20,340	$1,720,101	$1,740,441
Construction and land development	655	1,879	2,534	477,984	480,518
Farmland	1,130	2,073	3,203	315,712	318,915
Other commercial	6,091	3,085	9,176	2,734,672	2,743,848
Total real estate	18,905	16,348	35,253	5,248,469	5,283,722
Commercial and industrial loans	1,898	2,486	4,384	682,988	687,372
Agricultural production and other loans to farmers	148	1,338	1,486	119,873	121,359
Consumer and other loans	452	98	550	113,001	113,551
Total	$21,403	$20,270	$41,673	$6,164,331	$6,206,004

		Past Due
	Past Due	90 Days	Total		Total
(In thousands)	30-89 Days	or More	Past Due	Current	Loans
December 31, 2024
Secured by real estate:
Residential properties	$12,938	$6,986	$19,924	$1,620,504	$1,640,428
Construction and land development	1,131	3,508	4,639	529,727	534,366
Farmland	1,299	1,778	3,077	304,295	307,372
Other commercial	3,070	4,249	7,319	2,829,517	2,836,836
Total real estate	18,438	16,521	34,959	5,284,043	5,319,002
Commercial and industrial loans	1,948	1,176	3,124	600,704	603,828
Agricultural production and other loans to farmers	419	643	1,062	99,777	100,839
Consumer and other loans	581	114	695	111,615	112,310
Total	$21,386	$18,454	$39,840	$6,096,139	$6,135,979

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

The following table presents the amortized cost basis of loans at September 30, 2025 and September 30, 2024 that were both made to borrowers experiencing financial difficulty and modified during the three and nine months ended September 30, 2025 and 2024, by class and type of modification.

	Three Months Ended September 30, 2025
(Dollars in thousands)	Term Extension	% of Total Loans
Other commercial	$1,074	0.02%
Commercial and industrial	18	0.00%
Total	$1,092	0.02%

There were no modified loans to borrowers experiencing financial difficulty during the three months ended September 30, 2024.

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Payment Delay	Term Extension	% of Total Loans
Residential	$2,592	$—	0.04%
Other commercial	23,770	1,074	0.40%
Commercial and industrial	1,229	18	0.02%
Total	$27,591	$1,092	0.46%

	Nine Months Ended September 30, 2024
(Dollars in thousands)	Term Extension	% of Total Loans
Other commercial	$1,699	0.03%
Total	$1,699	0.03%

The following table describes the financial effects of the modification made to the borrower experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024.

Three Months Ended September 30, 2025
Term Extension
Other commercial	Added a weighted average of 14 months to the life of the modified loan
Commercial and industrial	Added a weighted average of 25 months to the life of the modified loan

Nine Months Ended September 30, 2025
Payment Delay
Residential	Delayed the payment a weighted average of 19 months
Other commercial	Delayed the payment a weighted average of 12 months
Commercial and industrial	Delayed the payment a weighted average of 7 months

Term Extension
Other commercial	Added a weighted average of 14 months to the life of the modified loan
Commercial and industrial	Added a weighted average of 25 months to the life of the modified loan

Nine Months Ended September 30, 2024
Term Extension
Other commercial	Added a weighted average 8 months to the life of the modified loan

The following table presents the performance of loans that have been modified during the last twelve months ended September 30, 2025.

	Twelve Months Ended September 30, 2025
(In thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Secured by real estate:
Residential properties	$—	$—	$2,592
Construction and land development	—	—	—
Farmland	—	—	—
Other commercial	25,268	—	—
Total real estate	25,268	—	2,592
Commercial and industrial loans	1,716	—	1,229
Agricultural production and other loans to farmers	—	—	—
Consumer and other loans	—	—	—
Total loans before allowance for loan losses	$26,984	$—	$3,821

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

Pass loans for the Company include loans in Risk Grades 1 - 6. Special mention loans for the Company include loans in Risk Grade 7. Classified loans for the Company include loans in Risk Grades 8, 9 and 10. Loans may be classified but not considered individually evaluated if the loan falls below the established minimum dollar threshold for individual evaluation.

The following table reflects loans by credit quality indicator and origination year at September 30, 2025. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at September 30, 2025.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential properties:
Pass	$251,410	$187,022	$190,913	$335,398	$238,802	$141,568	$365,070	$1,710,183
Special mention	602	—	—	—	—	—	971	1,573
Classified	1,151	1,138	2,698	8,500	2,522	6,424	6,252	28,685
Total residential real estate	$253,163	$188,160	$193,611	$343,898	$241,324	$147,992	$372,293	$1,740,441
Current period gross write offs	$—	$—	$—	$28	$102	$185	$267	$582

Construction & land development:
Pass	$42,039	$25,787	$13,992	$19,852	$3,786	$3,810	$359,666	$468,932
Special mention	—	—	—	1,831	—	—	5,478	7,309
Classified	—	—	242	102	4	2,317	1,612	4,277
Total construction & land development	$42,039	$25,787	$14,234	$21,785	$3,790	$6,127	$366,756	$480,518
Current period gross write offs	$—	$—	$—	$—	$—	$—	$181	$181

Farmland:
Pass	$45,564	$33,606	$28,363	$56,649	$23,619	$29,971	$96,458	$314,230
Special mention	—	—	—	—	—	—	—	—
Classified	565	39	1,527	837	734	983	—	4,685
Total farmland	$46,129	$33,645	$29,890	$57,486	$24,353	$30,954	$96,458	$318,915
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate:
Pass	$279,491	$143,979	$153,266	$416,818	$329,380	$334,513	$1,037,226	$2,694,673
Special mention	—	2,594	—	—	—	315	1,446	4,355
Classified	1,553	2,873	4,672	2,215	2,258	4,848	26,401	44,820
Total other commercial real estate	$281,044	$149,446	$157,938	$419,033	$331,638	$339,676	$1,065,073	$2,743,848
Current period gross write offs	$—	$—	$—	$12	$—	$271	$—	$283

Commercial & industrial loans:
Pass	$152,366	$70,783	$52,508	$59,844	$11,437	$14,136	$307,495	$668,569
Special mention	227	139	261	41	—	—	532	1,200
Classified	300	972	8,067	2,440	1,103	1,460	3,261	17,603
Total commercial & industrial loans	$152,893	$71,894	$60,836	$62,325	$12,540	$15,596	$311,288	$687,372
Current period gross write offs	$4	$37	$115	$51	$63	$441	$229	$940

Agricultural production & other loans to farmers:
Pass	$16,283	$11,963	$5,977	$2,086	$1,490	$1,673	$80,334	$119,806
Special mention	—	—	—	—	—	—	—	—
Classified	—	47	271	39	—	—	1,196	1,553
Total agricultural production & other loans to farmers	$16,283	$12,010	$6,248	$2,125	$1,490	$1,673	$81,530	$121,359
Current period gross write offs	$—	$14	$19	$—	$109	$—	$—	$142

Consumer & other loans:
Pass	$33,140	$20,413	$6,736	$3,241	$1,224	$1,808	$46,728	$113,290
Special mention	—	—	—	—	—	—	—	—
Classified	49	117	9	7	1	14	64	261
Total consumer & other loans	$33,189	$20,530	$6,745	$3,248	$1,225	$1,822	$46,792	$113,551
Current period gross write offs	$1,466	$168	$155	$56	$16	$15	$118	$1,994

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

Transactions in the allowance for credit losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
For the Three Months Ended September 30, 2025
Allowance for loan credit losses:
Beginning balance	$8,745	$33,057	$27,761	$1,865	$71,428
Provision for loan credit losses	2,407	280	(1,130)	1,497	3,054
Recoveries on loans	90	41	42	272	445
Loans charged off	(295)	(35)	(211)	(794)	(1,335)
Ending balance	$10,947	$33,343	$26,462	$2,840	$73,592

For the Nine Months Ended September 30, 2025
Allowance for loan credit losses:
Beginning balance	$9,431	$35,038	$25,845	$1,599	$71,913
Provision for loan credit losses	2,284	(1,409)	1,075	2,301	4,251
Recoveries on loans	172	178	124	1,076	1,550
Loans charged off	(940)	(464)	(582)	(2,136)	(4,122)
Ending balance	$10,947	$33,343	$26,462	$2,840	$73,592

The allowance for credit losses on LHFI increased for the three and nine months ended September 30, 2025 primarily as a result of an increase in the qualitative risk factor for loans with a risk rating of substandard or doubtful and an increase in total loans in the current year. Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled approximately $28.8 million at September 30, 2025 and is excluded from the estimate of credit losses.

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
For the Three Months Ended September 30, 2024
Allowance for loan credit losses:
Beginning balance	$8,443	$38,149	$22,430	$1,214	$70,236
Provision for loan credit losses	(185)	(2,425)	2,842	992	1,224
Recoveries on loans	32	213	46	1,323	1,614
Loans charged off	(117)	(10)	(53)	(1,812)	(1,992)
Ending balance	$8,173	$35,927	$25,265	$1,717	$71,082

For the Nine Months Ended September 30, 2024
Allowance for loan losses:
Beginning balance	$6,556	$37,767	$20,487	$1,062	$65,872
Provision for loan losses	2,615	(2,043)	4,928	1,674	7,174
Recoveries on loans	101	414	187	2,047	2,749
Loans charged off	(1,099)	(211)	(337)	(3,066)	(4,713)
Ending balance	$8,173	$35,927	$25,265	$1,717	$71,082

Allowance for Credit Losses on Unfunded Loan Commitments

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

	Three Months Ended September 30,
(In thousands)	2025	2024
Beginning balance	$5,854	$6,535
(Recovery of) provision for credit losses on unfunded loan commitments	(17)	(428)
Ending Balance	$5,837	$6,107

	Nine Months Ended September 30,
(In thousands)	2025	2024
Beginning balance	$5,631	$8,951
(Recovery of) provision for credit losses on unfunded loan commitments	206	(2,844)
Ending balance	$5,837	$6,107

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

The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of September 30, 2025, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action.

The following table presents actual and required capital ratios for the Company and the Bank under the CBLR and prompt corrective action regulations for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2025
Company:
Community Bank Leverage Ratio	$832,640	10.68%	$701,492	9.00%
Bank:
Community Bank Leverage Ratio	$844,357	10.84%	$701,067	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2024
Company:
Community Bank Leverage Ratio	$795,241	10.07%	$710,980	9.00%
Bank:
Community Bank Leverage Ratio	$799,421	10.13%	$710,566	9.00%

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

Securities – The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of September 30, 2025 or December 31, 2024. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
September 30, 2025
U.S. Treasuries	$170,098	$—	$170,098	$—
U.S. Government agency obligations	405,215	—	405,215	—
Residential mortgage-backed securities	101,206	—	101,206	—
Commercial mortgage-backed securities	183,266	—	183,266	—
Corporate investments	55,131	—	55,131	—
State and political subdivisions	52,991	—	52,991	—
Total securities available for sale	$967,907	$—	$967,907	$—
December 31, 2024
U.S. Treasuries	$244,068	$—	$244,068	$—
U.S. Government agency obligations	534,996	—	534,996	—
Residential mortgage-backed securities	68,651	—	68,651	—
Commercial mortgage-backed securities	12,405	—	12,405	—
Corporate investments	48,402	—	48,402	—
State and political subdivisions	41,030	—	41,030	—
Total securities available for sale	$949,552	$—	$949,552	$—

There were no transfers between Level 1, 2 or 3 during the periods shown above.

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Collateral-dependent loans, net of specific allowance for credit losses:
September 30, 2025	$46,743	$—	$—	$46,743
December 31, 2024	$13,667	$—	$—	$13,667
Other real estate owned:
September 30, 2025	$6,971	$—	$—	$6,971
December 31, 2024	$7,963	$—	$—	$7,963

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
September 30, 2025
Collateral-dependent loans, net of specific allowance for credit losses	$46,743	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$6,971	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%
December 31, 2024

Collateral-dependent loans, net of specific allowance for credit losses	$13,667	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$7,963	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

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

The following table presents estimated fair values of the Company’s financial instruments that are not recorded at fair value:

	September 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$324,121	$324,121	$409,639	$409,639
Level 2 inputs:
Securities held to maturity	36,419	36,371	41,278	41,144
FHLB stock	8,829	8,829	14,016	14,016
Accrued interest receivable	36,480	36,480	33,464	33,464
Level 3 inputs:
Loans held for sale	12,913	12,913	9,395	9,395
Loans, net	6,132,412	6,099,385	6,064,066	5,890,543

Financial liabilities:
Level 2 inputs:
Deposits	6,811,842	6,278,202	6,753,978	6,166,467
FHLB and other borrowings	119,250	119,713	185,046	184,903
Subordinated debentures	74,684	68,396	133,875	152,864
Accrued interest payable	10,255	10,255	13,757	13,757

Note 8: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s Consolidated Balance Sheets and will be amortized over the life of the Notes. At September 30, 2025 and December 31, 2024, the remaining unamortized balance of these issuance costs was zero and $785,000, respectively. The Notes initially bore interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 586 basis points, with interest during this period payable quarterly in arrears. On June 16, 2025, the Company redeemed the Notes in full in accordance with their terms. The total redemption price was equal to $61.8 million, representing 100% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to, but excluding, June 16, 2025. The Notes were redeemed using the proceeds from a $30.0 million term loan and cash on hand. In conjunction with the redemption of the Notes the Company recognized a loss on extinguishment of debt of $725,000 in the second quarter of 2025 related to the write off unamortized issuance costs at the time of extinguishment.

Effective March 1, 2022, in conjunction with the merger (the “FTC Merger”) with First Trust Corporation (“FTC”), the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the Consolidated Balance Sheets at September 30, 2025 due to the remaining purchase premium of $51,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	September 30, 2025	December 31, 2024
First Bancshares of Baton Rouge Statutory Trust I	2034	Variable[1]	$4,124	$4,124
State Capital Statutory Trust IV	2035	Variable[2]	5,155	5,155
BancPlus Statutory Trust II	2036	Variable[3]	20,619	20,619
BancPlus Statutory Trust III	2037	Variable[4]	20,619	20,619
State Capital Master Trust	2037	Variable[5]	6,186	6,186
			$56,703	$56,703

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

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at September 30, 2025 due to the remaining purchase discount of $3.1 million, which was established upon the merger (the “SCC Merger”) with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, and is being amortized over the remaining life of the debentures.

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

The ESOP owned 1,454,243 shares of the Company's common stock at September 30, 2025 and December 31, 2024. The ESOP can enter into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock sold by participants in accordance with diversification provisions of the ESOP. These unallocated shares would be released to participants proportionately as the loans are repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, if any, that are used to repay the loan would be treated as compensation expense. As of September 30, 2025, the ESOP had zero outstanding loans with the Company.

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of allocated shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the Consolidated Statements of Shareholders’ Equity. The fair value of allocated shares held by the ESOP at September 30, 2025 and December 31, 2024 was $97.8 million and $95.3 million, respectively, based on the Company’s previously disclosed appraised values of $67.25 and $65.50 per share of common stock, respectively. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

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

The Preferred Stock bore no dividend for the first two years following the issuance of the Preferred Stock. Thereafter, the annual dividend rate will be adjusted, not lower than 0.5% and not higher than 2.0%, based on our extensions of credit for qualified lending as defined in the terms of the ECIP Interim Final Rule, the Purchase Agreement and the Certificate of Designations (the “Certificate of Designations”) and the investment amount. After the tenth anniversary of the issuance of the Preferred Stock, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10 compared to the baseline qualified lending and the average investment amount. The dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Company had accrued preferred dividends payable of $222,000 at September 30, 2025 and December 31, 2024. This payable is recorded in other liabilities in the Company’s Consolidated Balance Sheets at September 30, 2025 and December 31, 2024.

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

The POA grants BancPlus a unilateral option to repurchase the Preferred Stock from Treasury over a 15-year period. However, during the first 10 years of this period, exercise of the option is subject to BancPlus satisfying at least one of three “Threshold Conditions” that demonstrate fulfillment of community development and impact lending objectives defined under the ECIP framework. These include the “Deep Impact Lending,” “Qualified Lending,” and “Rate Reduction” thresholds. The Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met. Additionally, the Company must comply with the ECIP agreements and rules, continue to qualify as a CDFI, and be “well-capitalized” under federal Prompt Corrective Action guidelines. The purchase option granted under the POA is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 "Fair Value Measurements" and determined that the purchase option value is immaterial as of January 10, 2025 and September 30, 2025.

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

Stock based compensation that has been charged against income was $4.4 million for the nine months ended September 30, 2025 and $3.8 million for the same period of 2024. As of September 30, 2025, there was $11.3 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.64 years.

A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Nine Months Ended
	September 30, 2025		September 30, 2024
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	217,516	$61.46	191,700	$63.16
Granted	95,212	65.50	111,692	58.39
Vested	(84,321)	61.55	(78,205)	61.13
Forfeited	(1,024)	63.40	(5,593)	63.26
End of period	227,383	$63.10	219,594	$61.45

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

New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview

BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Our wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of September 30, 2025, we operated 81 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.

BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of September 30, 2025, we had $6.81 billion of total deposits, and our deposit base consisted of 87.8% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 2.24 % for the year to date period. Our loan portfolio was comprised of 70.1% commercial loans and 29.9% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2025, and we believe we are well-positioned for future growth.

September 30, 2025 Highlights

•
Net income for the nine months ended September 30, 2025 was $61.3 million, compared with $49.0 million for the same period of 2024
•
Diluted earnings per share for the nine months ended September 30, 2025 were $4.98, compared with $4.15 for the same period of 2024
•
Net interest income was $197.3 million for the nine months ended September 30, 2025, compared with $174.7 million for the same period of 2024
•
Total loans held for investment were $6.21 billion at September 30, 2025, compared with $6.14 billion at December 31, 2024

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

Section 1033 of the Dodd-Frank Act

On October 22, 2024, the Consumer Financial Protection Bureau (“CFPB”) released a final rule to implement Section 1033 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Under the final rule, financial institutions are required, upon request, to make available to a consumer or third party authorized by the consumer certain information BankPlus has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. Industry organizations challenged the final rule in court. On July 29, 2025, the district court granted a motion by the CFPB to stay the proceedings while the CFPB conducts rulemaking to revise the final rule substantially. On August 22, 2025, the CFPB issued an advance notice of proposed rulemaking to solicity comments and data on several issues relating to the final rule. On October 29, 2025, the district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule.

Section 1071 of the Dodd-Frank Act

On March 30, 2023, the CFPB finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. The rule was originally scheduled to take effect on August 29, 2023.

The rule has faced legal challenges, and on April 30, 2025, the CFPB announced that it will not prioritize enforcement or supervision actions with regard to entities not covered by a stay imposed by the Fifth Circuit. Consumer advocacy groups brought suit on July 23, 2025 alleging that the CFPB was unlawfully withholding and unreasonably delaying agency action. On October 2, 2025, the CFPB published a final rule to extend compliance deadlines to July 1, 2026, January 1, 2027, and October 1, 2027, depending on the number of covered transactions for small businesses that a covered lender originates. The CFPB has stated that it intends to initiate a new Section 1071 rulemaking and anticipates issuing a notice of proposed rulemaking to reconsider the rule as expeditiously as reasonably possible.

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

Results of Operations

The following discussion of BancPlus’ results of operations compares the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2024. The results of operations for the three and nine months ended September 30,

2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or for any other period.

Net Income

Net income for the three months ended September 30, 2025 and 2024 was $17.6 million and $16.9 million, respectively. BancPlus’ annualized return on average assets for the three months ended September 30, 2025 and 2024 was 0.89 % and 0.86%, respectively. BancPlus’ annualized return on average equity for the three months ended September 30, 2025 and 2024 was 8.42 % and 8.86%, respectively.

Net income for the nine months ended September 30, 2025 and 2024 was $61.3 million and $49.0 million, respectively. BancPlus’ annualized return on average assets for the nine months ended September 30, 2025 and 2024 was 1.04 % and 0.85%, respectively. BancPlus’ annualized return on average equity for the nine months ended September 30, 2025 and 2024 was 10.14 % and 8.81%, respectively.

The increase in net income and return on average assets and equity for the three and nine months ended September 30, 2025 compared to the same periods of 2024 was primarily the result of increased net interest income in the current period as discussed below.

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

For the three months ended September 30, 2025, interest income was $109.1 million, an increase of $464,000, or 0.4%, compared to interest income of $108.6 million for the three months ended September 30, 2024. The increase in interest income for the three months ended September 30, 2025 compared to the same period of 2024 was primarily the result of increased interest-earning assets due to increased balances of investment securities.

For the nine months ended September 30, 2025, interest income was $321.6 million, an increase of $7.4 million, or 2.3%, compared to interest income of $314.2 million for the nine months ended September 30, 2024. The increase in interest income for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily the result of increased interest-earning assets due to increased balances of interest bearing deposits held in other banks and investment securities

For the three months ended September 30, 2025, interest expense was $40.3 million, a decrease of $8.4 million, or 17.2%, compared to interest expense of $48.6 million for the three months ended September 30, 2024. The decrease in interest expense for the three months ended September 30, 2025 compared to the same period of 2024 was primarily the result of lower deposit costs in the current period and a decrease in Federal Home Loan Bank (“FHLB”) and subordinated debentures balances compared to the same period of 2024.

For the nine months ended September 30, 2025, interest expense was $124.3 million, a decrease of $15.3 million, or 10.9%, compared to interest expense of $139.6 million for the nine months ended September 30, 2024. The decrease in interest expense for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily the result of lower deposit costs in the current period and a decrease in FHLB and subordinated debentures balances compared to the same period of 2024.

For the three months ended September 30, 2025, net interest income was $68.8 million, an increase of $8.8 million, or 14.7%, compared to net interest income of $60.0 million for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, net interest income was $197.3 million, an increase of $22.6 million, or 13.0%, compared to net interest income of $174.7 million for the nine months ended September 30, 2024.

Net interest margin for the three months ended September 30, 2025 increased 43 basis points to 3.69 % from 3.26 % for the same period of 2024, primarily as a result of the increased average balances of investment securities and reductions in deposit cost and FHLB and subordinated debentures balances.

Net interest margin for the nine months ended September 30, 2025 increased 35 basis points to 3.55 % from 3.20 % for the same period of 2024, primarily as a result of the increased average balances of interest bearing deposits with banks and investment securities and reductions in deposit cost and FHLB and subordinated debentures balances.

Our year-to-date average interest-earning assets at September 30, 2025 increased $0.16 billion, or 2.21%, to $7.44 billion from $7.28 billion at September 30, 2024. BancPlus’ average interest-bearing liabilities at September 30, 2025 increased $0.06 billion, or 1.17%, to $5.67 billion from $5.61 billion at September 30, 2024. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to increases in average balances of interest bearing deposits held in other banks and investment securities and deposit growth. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 131.1% at September 30, 2025 and 129.7% at September 30, 2024.

BancPlus’ average interest-earning assets produced a tax-equivalent yield of 5.85% and 5.78% for the three and nine months ended September 30, 2025, compared to 5.90% and 5.76% for the three and nine months ended September 30, 2024, respectively. The average rate paid on interest-bearing liabilities was 2.84 % and 2.93 % for the three and nine months ended September 30, 2025, compared to 3.42% and 3.32% for the three and nine months ended September 30, 2024, respectively. The year-over-year changes in yields reflect a favorable shift in the interest rate environment as compared to the same period of 2024 as well as a reduction in outstanding FHLB and subordinated debentures balances.

Average Balances and Yields

The following tables show, for the three and nine months ended September 30, 2025 and 2024, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (1)	Average Balance	Interest & Fees	Yield / Rate (1)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$203,022	$2,272	4.44%	$215,308	$2,515	4.67%
	203,022	2,272	4.44%	215,308	2,515	4.67%
Investment securities:
Taxable investment securities	950,993	8,667	3.62%	909,715	7,428	3.27%
Tax-exempt investment securities	45,710	300	2.60%	51,887	328	2.53%
Total securities	996,703	8,967	3.57%	961,602	7,756	3.23%
Loans (2)	6,183,739	97,691	6.27%	6,174,720	98,077	6.35%
FHLB stock	11,882	177	5.91%	18,182	295	6.49%
Total interest earning assets	7,395,346	109,107	5.85%	7,369,812	108,643	5.90%
Noninterest earning assets	444,206			457,554
Total assets	$7,839,552			$7,827,366

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,354,456	$6,231	1.83%	$1,362,058	$6,676	1.96%
Savings and money market deposits	2,299,633	14,983	2.58%	2,168,409	17,525	3.23%
Time deposits	1,745,562	16,016	3.64%	1,801,462	19,636	4.36%
Federal funds purchased	—	—	—%	—	—	—%
FHLB advances	115,798	1,235	4.23%	230,050	2,532	4.40%
Other borrowings	29,833	631	8.39%	—	—	—%
Subordinated debentures	74,662	1,168	6.21%	133,778	2,266	6.78%
Total interest-bearing liabilities	5,619,944	40,264	2.84%	5,695,757	48,635	3.42%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,314,166			1,289,391
Other noninterest-bearing liabilities	77,696			82,474
Total noninterest-bearing liabilities	1,391,862			1,371,865
Stockholders’ equity (3)	827,746			759,744
Total liabilities and stockholders’ equity	7,839,552			7,827,366
Net interest income/net interest margin (42)		68,843	3.69%		60,008	3.26%
Net interest spread (5)			3.01%			2.48%
Taxable equivalent adjustment:
Tax-exempt investment securities (6)		97			106
Net interest income/net interest margin (4)		68,940	3.70%		$60,114	3.26%

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

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (1)	Average Balance	Interest & Fees	Yield / Rate (1)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$297,492	$10,200	4.58%	$174,552	$6,959	5.32%
	297,492	10,200	4.58%	174,552	6,959	5.32%
Investment securities:
Taxable investment securities	935,232	24,380	3.49%	896,497	21,675	3.22%
Tax-exempt investment securities	46,574	919	2.64%	53,388	1,004	2.51%
Total securities	981,806	25,299	3.45%	949,885	22,679	3.18%
Loans (2)	6,143,556	285,511	6.21%	6,130,947	283,525	6.17%
FHLB stock	14,351	603	5.62%	21,156	1,073	6.76%
Total interest earning assets	7,437,205	321,613	5.78%	7,276,540	314,236	5.76%
Noninterest earning assets	448,686			459,003
Total assets	$7,885,891			$7,735,543

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,387,587	$18,718	1.80%	$1,396,833	$19,577	1.87%
Savings and money market deposits	2,240,634	43,173	2.58%	2,128,166	50,300	3.15%
Time deposits	1,768,700	50,846	3.84%	1,675,581	53,519	4.26%
Federal funds purchased	2	—	—%	171	8	6.24%
FHLB advances	153,870	4,983	4.33%	271,842	9,271	4.55%
Other borrowings	12,029	631	7.01%	1,843	95	6.87%
Subordinated debentures	110,680	5,952	7.19%	133,730	6,797	6.78%
Total interest-bearing liabilities	5,673,502	124,303	2.93%	5,608,166	139,567	3.32%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,323,984			1,302,170
Other noninterest-bearing liabilities	80,045			81,922
Total noninterest-bearing liabilities	1,404,029			1,384,092
Stockholders’ equity (3)	808,360			743,285
Total liabilities and stockholders’ equity	7,885,891			7,735,543
Net interest income/net interest margin (42)		197,310	3.55%		174,669	3.20%
Net interest spread (5)			2.85%			2.44%
Taxable equivalent adjustment:
Tax-exempt investment securities (6)		297			324
Net interest income/net interest margin (4)		197,607	3.55%		$174,993	3.21%

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

	Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
	Change Due To:		Interest
(Dollars in thousands)	Volume	Rate	Variance
Interest earning assets:
Cash investments	$(137)	$(106)	$(243)
Investment securities:
Taxable investment securities	376	863	1,239
Tax-exempt investment securities	(41)	13	(28)
Total securities	335	876	1,211
Loans, net	143	(529)	(386)
FHLB stock	(94)	(24)	(118)
Total interest earning assets	$247	$217	$464

Interest-bearing liabilities:
Interest-bearing transaction deposits	$(35)	$(410)	(445)
Savings and money market deposits	855	(3,397)	(2,542)
Time deposits	(512)	(3,108)	(3,620)
Federal funds purchased	—	—	—
FHLB advances	(1,220)	(77)	(1,297)
Other borrowings	631	—	631
Subordinated debentures	(926)	(172)	(1,098)
Total interest-bearing liabilities	$(1,207)	$(7,164)	$(8,371)
Net interest income	$1,454	$7,381	$8,835

	Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
	Change Due To:		Interest
(Dollars in thousands)	Volume	Rate	Variance
Interest earning assets:
Cash investments	$4,215	$(974)	$3,241
Investment securities:
Taxable investment securities	1,010	1,695	2,705
Tax-exempt investment securities	(135)	50	(85)
Total securities	875	1,745	2,620
Loans, net	586	1,400	1,986
FHLB stock	(285)	(185)	(470)
Total interest earning assets	$5,391	$1,986	$7,377

Interest-bearing liabilities:
Interest-bearing transaction deposits	$(125)	$(734)	(859)
Savings and money market deposits	2,167	(9,294)	(7,127)
Time deposits	2,677	(5,350)	(2,673)
Federal funds purchased	(8)	—	(8)
FHLB advances	(3,820)	(468)	(4,288)
Other borrowings	534	2	536
Subordinated debentures	(1,240)	395	(845)
Total interest-bearing liabilities	$185	$(15,449)	$(15,264)
Net interest income	$5,206	$17,435	$22,641

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

For the three months ended September 30, 2025, the provision for credit losses was $3.0 million compared to $796,000 for the same period of 2024, an increase of $2.2 million, or 281.5%. For the nine months ended September 30, 2025, the provision for credit losses was $4.5 million compared to $4.3 million for the same period of 2024, an increase of $127,000, or 2.9%. The increase for both the quarter and year to date periods was primarily attributable to an increase in the qualitative risk factor for loans with a risk rating of substandard or doubtful in the current year partially offset by a larger increase in total loans during the prior year compared to the current year to date period.

The following table presents the components of the provision for credit losses for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Loans	$3,054	$1,224	$1,830	149.5%
Off-balance sheet credit exposures	(17)	(428)	411	(96.0)%
	$3,037	$796	$2,241	281.5%

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Loans	$4,251	$7,174	$(2,923)	(40.7)%
Off-balance sheet credit exposures	206	(2,844)	3,050	(107.2)%
	$4,457	$4,330	$127	2.9%

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

Noninterest income decreased $5.9 million, or 33.4%, to $11.8 million for the three months ended September 30, 2025 compared to $17.8 million for the same period of 2024, primarily due to losses on the sale of securities and a decrease in other income partially offset by increases in service charges on deposit accounts and income from fiduciary activities.

The following table presents the major components of noninterest income for three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$6,614	6,172	$442	7.2%
Mortgage origination income	1,777	1,611	166	10.3%
Debit card interchange fees	2,503	2,614	(111)	(4.2)%
Income from fiduciary activities	2,966	2,566	400	15.6%
ATM income	1,250	1,451	(201)	(13.9)%
Brokerage and insurance fees and commissions	785	743	42	5.7%
Life insurance income	1,208	1,125	83	7.4%
Loss on sale of securities, net	(6,331)	—	(6,331)	N/A
Other income	1,062	1,475	(413)	(28.0)%
Total	$11,834	$17,757	$(5,923)	(33.4)%

Service charges on deposit accounts increased for the three months ended September 30, 2025 compared to the same period of 2024 primarily due to an increase in service charges on business accounts in the current year period.

Income from fiduciary activities increased for the three months ended September 30, 2025 compared to the same period of 2024 primarily due to increases in assets under management in 2025 compared to the same period of 2024.

Loss on the sale of securities increased during the three months ended September 30, 2025 compared to the same period of 2024 primarily due to recognized losses as a result of the Company restructuring its bond portfolio during the third quarter of 2025.

Other income decreased for the three months ended September 30, 2025 compared to the same period of 2024 primarily due to a decrease in the mark to market adjustment on loans held for sale in the current year period.

Noninterest income decreased $2.2 million, or 4.1%, to $51.5 million for the nine months ended September 30, 2025, compared to $53.6 million for the same period of 2024, primarily due to loss on the sale of securities, and decreases in life insurance income, debit card interchange fees, and ATM income partially offset by increases in other income, income from fiduciary activities, service charges on deposit accounts and CDFI grants.

The following table presents the major components of noninterest income for nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$18,490	$17,763	$727	4.1%
Mortgage origination income	4,197	4,009	188	4.7%
Debit card interchange fees	7,331	7,747	(416)	(5.4)%
Income from fiduciary activities	8,254	7,280	974	13.4%
ATM income	3,748	4,074	(326)	(8.0)%
Brokerage and insurance fees and commissions	2,227	2,155	72	3.3%
Life insurance income	2,989	3,464	(475)	(13.7)%
CDFI grants	629	—	629	N/A
Loss on sale of securities, net	(6,331)	(19)	(6,312)	N/M
Other income	9,916	7,161	2,755	38.5%
Total	$51,450	$53,634	$(2,184)	(4.1)%

Service charges on deposit accounts increased for the nine months ended September 30, 2025 compared to the same period of 2024 primarily due to an increase in service charges on business accounts in the current year.

Debit card interchange fees decreased for the nine months ended September 30, 2025 compared to the same period of 2024 primarily as a result of a reduction in Visa checkcard income and higher processing fees in the current year.

Income from fiduciary activities increased for the nine months ended September 30, 2025 compared to the same period of 2024 primarily due to increases in assets under management in 2025 compared to the same period of 2024.

Life insurance income decreased for the nine months ended September 30, 2025 compared to the same period of 2024 primarily due to death benefits paid in the prior year on policies held by BancPlus.

CDFI grants increased for the nine months ended September 30, 2025 compared to the same period of 2024 primarily as the result of a grant awarded in January of 2025 compared to no grants awarded in the same period of 2024.

Loss on sale of securities increased for the nine months ended September 30, 2025 compared to the same period of 2024 primarily due to recognized losses as a result of the Company restructuring its bond portfolio during the third quarter of 2025.

Other income increased during the nine months ended September 30, 2025 compared to the same period of 2024 primarily due to a gain on the sale of three branches in the current year-to-date period, including $97.4 million in deposits and $1.5 million in loans, partially offset by prior year gains on the sale of fixed assets.

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

For the three months ended September 30, 2025, noninterest expense totaled $55.6 million, a decrease of $93,000, or 0.2%, from $55.7 million for the three months ended September 30, 2024, primarily due to a decrease in other expenses offset by an increase in salaries and employee benefits expenses.

The following table presents the major components of noninterest expense for the three months ended September 30, 2025 compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$33,123	$32,005	$1,118	3.5%
Net occupancy expenses	4,556	4,664	(108)	(2.3)%
Furniture, equipment and data processing expenses	7,425	7,459	(34)	(0.5)%
Marketing and promotional expenses	2,021	2,222	(201)	(9.0)%
Other real estate expenses and losses	283	446	(163)	(36.5)%
Professional fees	1,270	1,009	261	25.9%
Other expenses	6,955	7,921	(966)	(12.2)%
Total	$55,633	$55,726	$(93)	(0.2)%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 59.5 % and 57.4 % of total noninterest expense for the three months ended September 30, 2025 and 2024, respectively. Salaries and employee benefits expense increased during the three months ended September 30, 2025, compared to the same period of 2024 primarily due to normal annual salary increases for employees and related expenses.

Other expenses decreased during the three months ended September 30, 2025 compared to the same period of 2024 due to loss on disposal of fixed assets in the prior year period.

For the nine months ended September 30, 2025, noninterest expense totaled $166.6 million, an increase of $4.0 million, or 2.4%, compared to $162.7 million for the nine months ended September 30, 2024, primarily due to increases in salaries and employee benefits and other real estate expenses and losses.

The following table presents the major components of noninterest expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$97,909	$95,621	$2,288	2.4%
Net occupancy expenses	14,459	14,085	374	2.7%
Furniture, equipment and data processing expenses	22,374	22,229	145	0.7%
Marketing and promotional expenses	5,302	5,220	82	1.6%
Other real estate expenses and losses	2,015	794	1,221	153.8%
Professional fees	3,405	3,281	124	3.8%
Other expenses	21,175	21,433	(258)	(1.2)%
Total	$166,639	$162,663	$3,976	2.4%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 58.8 % and 58.8 % of total noninterest expense for the nine months ended September 30, 2025 and 2024, respectively. Salaries and employee benefits expense increased during the nine months ended September 30, 2025, compared to the same period of 2024 primarily due to normal annual salary increases for employees and related expenses.

Net occupancy expenses increased for the nine months ended September 30, 2025 compared to the same period of 2024 primarily due to current year increases in expense reimbursement expenses at leased locations.

Other real estate expenses and losses increased during the nine months ended September 30, 2025 compared to the same period of 2024 primarily due to write downs and losses on the sale of other real estate in the current period.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $4.4 million for the three months ended September 30, 2025, compared to $4.3 million for the same period of 2024, an increase of $101,000, or 2.3%. BancPlus’ effective tax rate for the three months ended September 30, 2025 was 20.1%, compared to 20.4 % for the same period of 2024.

BancPlus recorded income tax expense of $16.3 million for the nine months ended September 30, 2025, compared to $12.3 million for the same period of 2024, an increase of $4.1 million, or 33.0%. BancPlus’ effective tax rate for the nine months ended September 30, 2025 was 21.0%, compared to 20.0 % for the same period of 2024.

For both the three and nine month periods, the increase in income tax expense was the result of larger income before taxes in the current year to date period. The increase in effective tax rate was the result of larger current year income before taxes and the impact of permanent tax items on the prior year.

Financial Condition

The following discussion compares BancPlus’ financial condition as of September 30, 2025 to December 31, 2024.

Assets

Total assets decreased $0.01 billion, or 0.1%, to $7.92 billion at September 30, 2025, compared to total assets of $7.93 billion at December 31, 2024, primarily as a result of a decrease in interest bearing deposits with banks offset by an increase in loans. Total cash and cash equivalents decreased $85.5 million, or 20.9%, to $324.1 million at September 30, 2025, compared to $409.6 million at December 31, 2024, primarily due to the previously disclosed redemption of subordinated debentures as well as repayment of maturing FHLB advances. Total loans held for investment increased $0.07 billion, or 1.1%, to $6.21 billion at September 30, 2025, compared to $6.14 billion at December 31, 2024, primarily due to an increase in commercial and industrial loans and residential real estate loans. Investment securities increased $13.5 million, or 1.4%, to $1.0 billion at September 30, 2025, compared to $990.8 million at both December 31, 2024.

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

As of September 30, 2025, 3.6% of BancPlus’ investment securities portfolio was classified as held to maturity and 96.4% was classified as available for sale. As of December 31, 2024, 4.2% of BancPlus’ investment securities portfolio was classified as held to maturity and 95.8% was classified as available for sale.

At September 30, 2025, U.S. Government agency obligations represented 40.3%, mortgage-backed securities represented 28.3%, U.S. Treasuries represented 16.9%, municipal securities represented 8.9%, and corporate investments represented 5.5% of BancPlus’ investment securities portfolio. At December 31, 2024, U.S. Government agency obligations represented 54.0%, U.S. Treasuries represented 24.6%, municipal securities represented 8.3%, mortgage-backed securities represented 8.2%, and corporate investments represented 4.9% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates presented:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$36,419	3.63%	$41,278	4.17%
Total held-to-maturity	$36,419	3.63%	$41,278	4.17%
Available for Sale:
(At fair value)
U.S. Treasuries	170,098	16.94%	244,068	24.63%
U.S. Government agency obligations	405,215	40.35%	534,996	53.99%
Issued by states and political subdivisions	52,991	5.28%	41,030	4.14%
Mortgage-backed securities:
Residential	101,206	10.08%	68,651	6.93%
Commercial	183,266	18.25%	12,405	1.25%
Corporate investments	55,131	5.49%	48,402	4.88%
Total available for sale	$967,907	96.37%	$949,552	95.83%
Total investment securities	$1,004,326	100.00%	$990,830	100.00%

During the three months ended September 30, 2025, the Company executed a bond portfolio restructuring to improve overall portfolio performance by selling lower-yielding securities and using the proceeds to purchase higher-yielding securities in the current environment. As a result, during the three months ended September 30, 2025, we replaced securities with a total book value of $176.0 million and a weighted average yield of 1.11% with new securities totaling $169.6 million and a weighted average yield of 4.3%, realizing a loss of $6.3 million.

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates presented. Weighted-average yields have been computed on a fully tax equivalent basis using federal and state tax rates of 21% and 5%, respectively.

	Maturity as of September 30, 2025
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$17,004	3.05%	$15,205	2.19%	$3,420	3.75%	$790	4.41%
Total held to maturity	$17,004	3.05%	$15,205	2.19%	$3,420	3.75%	$790	4.41%

Available for sale:
U.S. Treasuries	$14,990	4.17%	$99,703	4.20%	$55,405	3.81%	$—	— %
U.S. Government agency obligations	41,829	4.68%	323,912	3.93%	39,474	3.91%	—	— %
Issued by states and political subdivisions	4,782	2.63%	22,945	3.38%	18,592	4.03%	6,672	4.92%
Mortgage-backed securities:
Residential	—	— %	—	— %	25,955	4.17%	75,251	3.17%
Commercial	—	— %	107,181	4.34%	63,214	4.60%	12,871	4.90%
Corporate investments	2,485	2.75%	1,487	7.10%	51,159	4.91%	—	— %
Total available for sale	$64,086	4.33%	$555,228	4.04%	$253,799	4.30%	$94,794	3.53%

Total investment securities	$81,090	4.06%	$570,433	3.99%	$257,219	4.29%	$95,584	3.54%

	Maturity as of December 31, 2024
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$17,901	3.37%	$19,042	2.59%	$3,545	3.72%	$790	4.39%
Total held to maturity	$17,901	3.37%	$19,042	2.59%	$3,545	3.72%	$790	4.39%

Available for sale:
U.S. Treasuries	$151,606	4.43%	$92,462	4.09%	$—	— %	$—	— %
U.S. Government agency obligations	95,403	1.04%	421,298	3.21%	18,296	1.61%	—	— %
Issued by states and political subdivisions	5,894	2.36%	21,638	3.24%	12,168	3.16%	1,329	4.03%
Mortgage-backed securities:
Residential	—	— %	948	1.73%	6,691	3.10%	61,011	2.49%
Commercial	—	— %	9,493	1.51%	2,682	1.58%	230	2.43%
Corporate investments	—	— %	1,424	5.63%	46,129	4.25%	850	4.50%
Total available for sale	$252,903	3.10%	$547,263	3.33%	$85,966	3.36%	$63,420	2.55%

Total investment securities	$270,804	3.12%	$566,305	3.31%	$89,511	3.38%	$64,210	2.57%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates presented:

	As of September 30, 2025		As of December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Secured by real estate:
Residential properties	$1,740,441	28.04%	$1,640,428	26.73%
Construction and land development	480,518	7.74%	534,366	8.71%
Farmland	318,915	5.14%	307,372	5.01%
Other commercial	2,743,848	44.21%	2,836,836	46.24%
Total real estate	5,283,722	85.13%	5,319,002	86.69%
Commercial and industrial	687,372	11.08%	603,828	9.84%
Agricultural production and other loans to farmers	121,359	1.96%	100,839	1.64%
Consumer and other	113,551	1.83%	112,310	1.83%
Total loans, gross	$6,206,004	100.00%	$6,135,979	100.00%
Allowance for credit losses	(73,592)		(71,913)
Total loans, net	$6,132,412		$6,064,066

Our loan portfolio was comprised of 70.1% commercial loans and 29.9% consumer loans as of September 30, 2025, compared to 71.4% commercial loans and 28.6% consumer loans as of December 31, 2024. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At September 30, 2025, BancPlus’ loan portfolio included $215.9 million of loan participations purchased, or 3.5% of total loans, which included $49.9 million of shared national credits. At December 31, 2024, BancPlus’ loan portfolio included $318.1 million of loan participations purchased, or 5.2% of total loans, which included $121.4 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates presented:

	As of September 30, 2025
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$212,629	$765,103	$385,595	$377,114	$1,740,441
Construction and land development	270,462	178,186	26,185	5,685	480,518
Farmland	39,123	160,556	106,901	12,335	318,915
Other commercial	594,847	1,657,301	370,368	121,332	2,743,848
Total real estate	1,117,061	2,761,146	889,049	516,466	5,283,722
Commercial and industrial	220,658	412,013	54,700	1	687,372
Agricultural production and other loans to farmers	70,939	49,578	842	—	121,359
Consumer and other loans	29,876	75,594	3,987	4,094	113,551
Total loans	$1,438,534	$3,298,331	$948,578	$520,561	$6,206,004

	As of December 31, 2024
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$168,240	$680,167	$393,150	$398,871	$1,640,428
Construction and land development	267,426	231,240	27,063	8,637	534,366
Farmland	49,943	135,745	104,561	17,123	307,372
Other commercial	484,284	1,846,367	354,738	151,447	2,836,836
Total real estate	969,893	2,893,519	879,512	576,078	5,319,002
Commercial and industrial	206,208	345,083	52,537	—	603,828
Agricultural production and other loans to farmers	55,315	44,207	1,317	—	100,839
Consumer and other loans	30,826	72,875	4,299	4,310	112,310
Total loans	$1,262,242	$3,355,684	$937,665	$580,388	$6,135,979

	As of September 30, 2025
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,301,764	$438,677	$1,740,441
Construction and land development	206,473	274,045	480,518
Farmland	169,780	149,135	318,915
Other commercial	1,842,701	901,147	2,743,848
Total real estate	3,520,718	1,763,004	5,283,722
Commercial and industrial	344,005	343,367	687,372
Agricultural production and other loans to farmers	45,963	75,396	121,359
Consumer and other loans	65,114	48,437	113,551
Total loans	$3,975,800	$2,230,204	$6,206,004

	As of December 31, 2024
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,242,050	$398,378	$1,640,428
Construction and land development	240,849	293,517	534,366
Farmland	171,780	135,592	307,372
Other commercial	1,946,477	890,359	2,836,836
Total real estate	3,601,156	1,717,846	5,319,002
Commercial and industrial	301,050	302,778	603,828
Agricultural production and other loans to farmers	53,269	47,570	100,839
Consumer and other loans	68,923	43,387	112,310
Total loans	$4,024,398	$2,111,581	$6,135,979

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At September 30, 2025, BancPlus had total off-balance sheet commitments of $1.08 billion. At September 30, 2025, BancPlus had an allowance for credit loss on off-balance sheet commitments of $5.8 million.

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

The tables below set forth information on BancPlus’ asset classification as of the dates presented. BancPlus had no assets classified as loss.

	As of September 30, 2025
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,710,183	$1,573	$28,685	$—	$1,740,441
Construction and land development	468,932	7,309	2,755	1,522	480,518
Farmland	314,230	—	4,685	—	318,915
Other commercial	2,694,673	4,355	44,784	36	2,743,848
Total real estate	5,188,018	13,237	80,909	1,558	5,283,722
Commercial and industrial	668,569	1,200	16,360	1,243	687,372
Agricultural production and other loans to farmers	119,806	—	1,553	—	121,359
Consumer and other	113,290	—	261	—	113,551
Total	$6,089,683	$14,437	$99,083	$2,801	$6,206,004

	As of December 31, 2024
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,611,245	$2,874	$26,277	$32	$1,640,428
Construction and land development	527,474	2,549	4,343	—	534,366
Farmland	303,228	479	3,665	—	307,372
Other commercial	2,819,926	2,052	14,127	731	2,836,836
Total real estate	5,261,873	7,954	48,412	763	5,319,002
Commercial and industrial	580,999	6,521	15,069	1,239	603,828
Agricultural production and other loans to farmers	99,963	—	876	—	100,839
Consumer and other	111,732	258	320	—	112,310
Total	$6,054,567	$14,733	$64,677	$2,002	$6,135,979

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans that are 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates presented:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans:
Real estate loans:
Residential properties	$7,934	$6,070
Construction and land development	3,443	2,634
Farmland	1,569	346
Other commercial	4,934	3,511
Total real estate	17,880	12,561
Commercial and industrial	2,405	1,912
Agricultural production and other loans to farmers	1,331	—
Consumer and other	166	194
Total nonaccrual loans	$21,782	$14,667

90+ days past due and accruing:
Real estate loans:
Residential properties	$5,221	$3,591
Construction and land development	—	869
Farmland	831	1,761
Other commercial	925	1,255
Total real estate	6,977	7,476
Commercial and industrial	532	726
Agricultural production and other loans to farmers	6	643
Consumer and other	3	1
Total 90+ days past due and accruing	$7,518	$8,846
Total nonperforming loans	$29,300	$23,513
Plus: foreclosed assets	6,971	7,963
Total nonperforming assets	$36,271	$31,476

Nonaccrual loans to total loans	0.35%	0.24%
Nonperforming loans to total loans	0.47%	0.38%
Nonperforming assets to total assets	0.46%	0.40%
Allowance for credit losses to nonaccrual loans	337.86%	490.30%

Total nonperforming assets increased by $4.8 million, or 15.2%, from $31.5 million at December 31, 2024 to $36.3 million at September 30, 2025, primarily as a result of an increase in nonaccrual loans. The ratio for nonaccrual loans to total loans increased for the nine months ended September 30, 2025 primarily as a result of an increase in real estate loans on nonaccrual. The ratio for allowance for credit losses to nonaccrual loans decreased as a result of the increase in nonaccrual loans in the current year.

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

The allowance for credit losses increased $1.7 million, or 2.3%, to $73.6 million at September 30, 2025 compared to $71.9 million at December 31, 2024. As a percentage of loans, the allowance for credit losses was 1.18 % at September 30, 2025 and 1.17 % December 31, 2024. The change was primarily a result of an increase in the qualitative risk factor for loans with a risk rating of substandard or doubtful and an increase in total loans in the current year. Net charge-offs totaled $2.6 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively.

The following is a summary of the activity in the allowance for credit loss reserve as of and for the year-to-date periods presented:

(Dollars in thousands)	September 30, 2025	September 30, 2024
Balance, beginning of period	$71,913	$65,872
Charge-offs:
Residential properties	582	337
Construction and land development	181	9
Other commercial	283	202
Total real estate	1,046	548
Commercial and industrial	940	1,099
Agricultural production and other loans to farmers	142	1
Consumer and other	1,994	3,065
Total charge-offs	4,122	4,713
Recoveries:
Residential properties	124	187
Construction and land development	90	83
Farmland	16	47
Other commercial	72	284
Total real estate	302	601
Commercial and industrial	172	101
Agricultural production and other loans to farmers	14	—
Consumer and other	1,062	2,047
Total recoveries	1,550	2,749
Net charge-offs	2,572	1,964
Provision for credit losses	4,251	7,174
Balance, end of period	$73,592	$71,082

Total loans, end of period (including loans held for sale)	$6,218,917	$6,148,670
Average loans	6,143,556	6,130,947
Net charge-offs (annualized) to average loans	0.06%	0.04%
Allowance for credit losses to total loans	1.18%	1.16%

The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	September 30, 2025			September 30, 2024
(Dollars in thousands)	Net Charge- offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge- offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$458	$1,681,744	0.04%	$150	$1,602,142	0.01%
Construction and land development	91	527,727	0.02%	(74)	659,920	(0.01)%
Farmland	(16)	314,297	(0.01)%	(47)	311,158	(0.02)%
Other commercial	211	2,769,748	0.01%	(82)	2,730,532	(0.00)%
Commercial and industrial	768	620,999	0.16%	998	615,770	0.22%
Agricultural production and other loans to farmers	128	106,790	0.16%	1	100,474	0.00%
Consumer and other	932	112,402	1.11%	1,018	102,187	1.33%
Loans held for sale	—	9,849	—%	—	8,764	—%
Total	$2,572	$6,143,556	0.06%	$1,964	$6,130,947	0.04%

The following tables present a summary of the allocation of the allowance for credit losses by loan portfolio category, and the percentage of loans in each category, for the periods presented:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$26,462	36.0%	$25,845	35.9%
Construction and land development	9,289	12.6%	9,937	13.8%
Farmland	7,617	10.4%	4,187	5.8%
Other commercial	16,437	22.3%	20,914	29.1%
Total real estate	59,805	81.3%	60,883	84.7%
Commercial and industrial	10,947	14.9%	9,431	13.1%
Agricultural production and other loans to farmers	1,923	2.6%	722	1.0%
Consumer and other	917	1.2%	877	1.2%
Total allowance for loan losses	$73,592	100.0%	$71,913	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million as of both September 30, 2025 and December 31, 2024. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the merger (the “SCC Merger”) with State Capital Corp. and the merger (the “FTC Merger”) with First Trust Corporation. Total other intangible assets at September 30, 2025 and December 31, 2024 were $7.2 million and $8.4 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details the composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods presented:

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent
Non-interest bearing	$1,323,984	0.00%	19.70%	$1,307,121	0.00%	19.93%
Interest bearing:
Transaction accounts	1,387,587	1.80%	20.65%	1,381,070	1.86%	21.06%
Money market and other savings accounts	2,240,634	2.58%	33.34%	2,149,201	3.09%	32.77%
Certificates of deposit	1,521,103	3.74%	22.63%	1,528,993	4.15%	23.31%
Brokered time deposits	247,597	4.45%	3.68%	192,869	5.41%	2.94%
Total deposits	$6,720,905	2.24%	100.00%	$6,559,254	2.53%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $165.3 million, or 2.5%, to $6.72 billion at September 30, 2025 from $6.56 billion as of December 31, 2024 primarily resulted from increases in money market and other savings accounts and brokered deposits. At September 30, 2025 and December 31, 2024, BancPlus held deposits in excess of FDIC insurance limits estimated at $1.53 billion and $1.72 billion, respectively.

The following table shows the maturity of certificates of deposit, including brokered time deposits, at September 30, 2025:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$147,770	$350,305	$498,075	$56,229
Over 3 months through 6 months	189,877	289,816	479,693	116,627
Over 6 months through 12 months	178,697	411,730	590,427	90,447
Over 12 months	25,474	125,483	150,957	12,185
Total certificates of deposit	$541,818	$1,177,334	$1,719,152	$275,488

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At September 30, 2025 and December 31, 2024, BancPlus had no short-term borrowings. The following is a summary of our short-term borrowings during the periods presented.

	Balances Outstanding			Weighted Average Rate
	Maximum
(Dollars in thousands)	Month	Average	At Period	During	At Period
September 30, 2025	End	Daily	End	Period	End
Federal funds purchased	$—	$2	$—	5.78%	—%
	$—	$2	$—

December 31, 2024
Federal funds purchased	$—	$128	$—	5.97%	—%
	$—	$128	$—

Advances from FHLB and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At September 30, 2025 and December 31, 2024, BancPlus had $90.0 million and $185.0 million in FHLB borrowings, at a weighted average interest rate of 4.22% and 4.33%.

The Company also has available funding from the Federal Reserve Bank’s discount window which it utilizes from time to time for short-term funding. At September 30, 2025 and December 31, 2024, the Company had zero borrowings outstanding with the Federal Reserve Bank.

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

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
2025	$30,753	$125,013
2026	63,014	60,014
2027	3,014	14
2028	3,005	5
2029	3,000	—
Thereafter	16,500	—
Total FHLB advances and other borrowings	$119,286	$185,046

Subordinated Debentures. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs were netted with the balance of the Notes on the Company’s Consolidated Balance Sheets and were amortized over the life of the Notes. At September 30, 2025 and December 31, 2024, the remaining unamortized balance of these issuance costs was zero and $785,000, respectively. The Notes initially bore interest at a rate of 6.000% per annum. On June 16, 2025, the Company redeemed the Notes in full in accordance with their terms. The total redemption price was equal to $61.8 million, representing 100% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to, but excluding, June 16, 2025. The Notes were redeemed using the proceeds from a $30.0 million term loan and cash on hand. In conjunction with the redemption of the Notes, the Company recognized a loss on extinguishment of debt of $725,000 in the second quarter of 2025 related to the write off unamortized issuance costs at the time of extinguishment.

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. BancPlus will be entitled to redeem the FTC Subordinated Notes, in whole or in part, on any interest payment date on or after December 30, 2025, and to redeem the FTC Subordinated Notes in whole upon certain other events. The FTC Subordinated Notes are not subject to redemption at the option of the holder. The FTC Subordinated Notes are unsecured, subordinated obligations of BancPlus only and are not obligations of, and are not guaranteed by, any subsidiary of BancPlus. The FTC Subordinated Notes rank junior in right to payment to BancPlus’ current and future senior indebtedness. The FTC Subordinated Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The FTC Subordinated Notes vary from the amount carried on the consolidated balance sheet at September 30, 2025 due to the remaining purchase premium of $51,000, which was established upon closing of the FTC Merger and is being amortized over the remaining life of the debentures.

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

The following table is a summary of debentures payable to statutory trusts:

(In thousands)	Year of Maturity	Interest Rate	September 30, 2025	December 31, 2024
First Bancshares of Baton Rouge Statutory Trust I	2034	Variable[1]	$4,124	$4,124
State Capital Statutory Trust IV	2035	Variable[2]	5,155	5,155
BancPlus Statutory Trust II	2036	Variable[3]	20,619	20,619
BancPlus Statutory Trust III	2037	Variable[4]	20,619	20,619
State Capital Master Trust	2037	Variable[5]	6,186	6,186
			$56,703	$56,703

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

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at September 30, 2025 due to the remaining purchase discount of $3.1 million, which was established upon the SCC Merger and is being amortized over the remaining life of the debentures.

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

Shareholders’ equity increased $64.6 million, or 8.3%, to $839.0 million at September 30, 2025 from $774.4 million at December 31, 2024, primarily due to net income of $61.3 million, other comprehensive income of $22.0 million, and stock based compensation of $4.4 million, partially offset by common stock dividends paid of $17.6 million, preferred stock dividends paid of $3.8 million, and shares withheld to satisfy withholding obligation in the vesting of restricted stock of $1.7 million.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	September 30, 2025	December 31, 2024
Cash and cash equivalents	$324,121	$409,639
Total securities	1,004,326	990,830
Less: pledged securities	(121,250)	(157,665)
Total primary liquidity	$1,207,197	$1,242,804
Ratio of primary liquidity to total deposits	17.7%	18.4%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	September 30, 2025	December 31, 2024
Net secured borrowing capacity with the FHLB	$1,982,768	$1,927,118
Net secured borrowing capacity with the Federal Reserve Bank	1,268,340	1,198,946
Unsecured borrowing capacity with correspondent lenders	198,000	198,000
Total secondary liquidity	$3,449,108	$3,324,064
Ratio of primary and secondary liquidity to total deposits	68.4%	67.6%

During the nine months ended September 30, 2025, BancPlus’ primary liquidity decreased by $35.7 million to $1.21 billion, compared to $1.24 billion at December 31, 2024, primarily due to a decrease in cash and cash equivalents. Secondary liquidity increased by $125.0 million to $3.45 billion as of September 30, 2025 from $3.32 billion as of December 31, 2024. This increase was primarily due to an increase in BancPlus’ Federal Reserve and FHLB borrowing capacities.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $5.98 billion and $5.91 billion and represented 87.8% and 87.6% of total deposits as of September 30, 2025 and December 31, 2024, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources.

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

Due to state banking laws, BankPlus may not pay dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $21.6 million to BancPlus for both of the year-to-date periods ended September 30, 2025 and September 30, 2024. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

Further, under prompt corrective action regulations, an insured depository institution is classified in one of several tiers based on its level of capital and other factors, and may be subject to an escalating series of remedial measures if it is less than “well capitalized.” An institution is deemed “well capitalized” if it satisfies certain capital ratios and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of September 30, 2025, the Bank maintained a leverage ratio of more than 9.0% and, as an institution has elected to adopt the CBLR framework, the Bank was therefore well capitalized under the regulatory framework for prompt corrective action.

As of September 30, 2025 and December 31, 2024, BancPlus and BankPlus met the minimum CBLR requirement and therefore satisfied the capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates presented (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2025
Company:
Community Bank Leverage Ratio	$832,640	10.68%	$701,492	9.00%
Bank:
Community Bank Leverage Ratio	$844,357	10.84%	$701,067	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2024
Company:
Community Bank Leverage Ratio	$795,241	10.07%	$710,980	9.00%
Bank:
Community Bank Leverage Ratio	$799,421	10.13%	$710,566	9.00%

Contractual Obligations

Contractual obligations as of September 30, 2025 totaled $1.95 billion and were primarily comprised of deposits with maturities of $1.72 billion, FHLB advances and other borrowings of $119.3 million, subordinated debentures of $74.7 million and operating lease obligations of $38.9 million. Contractual obligations due within twelve months were $1.60 billion and were primarily related to time deposits with maturity dates, short-term FHLB advances and other borrowings. Contractual obligations due in more than 12 months were $349.4 million and were comprised of time deposits with maturity dates, long-term FHLB advances and other borrowings and subordinated debentures with maturities ranging from 2030 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

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

Potential changes over a 12-month horizon to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of September 30, 2025 and December 31, 2024 are presented in the table below. The projections for September 30, 2025 and December 31, 2024 assume immediate, parallel shifts down from the yield curves of 100, 200, and 300 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points.

	September 30, 2025				December 31, 2024
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	(7,355)	(2.5)%	(164,487)	(12.9)%	(5,418)	(2.0)%	(165,245)	(14.1)%
200	(6,375)	(2.2)%	(107,027)	(8.4)%	(5,031)	(1.8)%	(108,177)	(9.3)%
100	(5,642)	(1.9)%	(57,897)	(4.6)%	(5,052)	(1.9)%	(58,845)	(5.0)%
Unchanged	—	— %	—	— %	—	—%	—	—%
-100	(1,541)	(0.5)%	17,678	1.4%	(2,118)	(0.8)%	22,083	1.9%
-200	1,490	0.5%	29,560	2.3%	166	0.1%	39,213	3.4%
-300	8,247	2.8%	27,023	2.1%	5,826	2.1%	48,297	4.1%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 2.5% decrease in net interest income in year one and an 12.9% decrease in EVE as of September 30, 2025. At December 31, 2024, in the event of an immediate and sustained 300 basis point increase in interest, BancPlus would have experienced a 2.0% decrease in net interest income and a 14.1% decrease in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced a decrease of 0.5% in net interest income and a 1.4% increase in EVE as of September 30, 2025, and a 0.8% decrease in net interest income and a 1.9% increase in EVE as of December 31, 2024.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information about our legal proceedings refer to Footnote 12 to our Condensed Notes to Consolidated Financial Statements for the quarter ended September 30, 2025 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Under terms of an ECIP Securities Purchase Option Agreement (“POA”) between the Company and Treasury, if the Company meets certain conditions, the Company or the Company’s qualifying designee may repurchase the Series ECIP Preferred Stock, potentially at a substantial discount (the “Repurchase Option”). To be eligible to exercise the Repurchase Option, the Company must, among other things, meet certain thresholds for “deep impact lending” or “qualified lending” (as defined in the ECIP’s guidelines), comply with the ECIP agreements and rules, continue to qualify as a CDFI, and be “well-capitalized” under federal Prompt Corrective Action guidelines. The earliest possible date by which the Company could exercise the Repurchase Option (assuming it meets all required conditions) is June 22, 2032. There can be no assurance that the Company will ever satisfy the lending and other requirements necessary to exercise the Repurchase Option.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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
4.3

Registration Rights Agreement, dated February 28, 2022, by and among BancPlus Corporation and Joseph C. Canizaro, and Joseph C. Canizaro, as trustee of The Corte Trust (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on March 1, 2022)

4.4

Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

4.5

Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

10.1

Ray Transition Agreement, dated August 19, 2025, between BancPlus Corporation and William A. Ray (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on August 21, 2025)

10.2

Webb Transition Agreement, dated August 19, 2025, between BancPlus Corporation and Eugene F. Webb Jr. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Registrant filed on August 21, 2025)

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

BancPlus Corporation

Date:	November 7, 2025	By:	/s/ William A. Ray
William A. Ray
Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2025	By:	/s/ Karlen Turbeville
Karlen Turbeville
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)