Form 10-K
period 2025-12-31
BANCPLUS CORP
filed 2026-03-09
CIK 1118004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

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

As of February 27, 2026, there were 11,679,870 outstanding shares of the registrant’s common stock, par value $1.00 per share.

BANCPLUS CORPORATION

FORM 10-K

December 31, 2025

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise indicated, references in this report to “we”, “us”, “our company”, “the Company”, or “BancPlus” refer to BancPlus Corporation and its subsidiaries. All references to “BankPlus” or “the Bank” refer to BankPlus, our wholly-owned subsidiary.

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

•
changes in the laws, rules, regulations, interpretations, policies or stimulus programs relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, and the uncertainty of the short- and long-term impacts of such changes;
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

ITEM 1. BUSINESS

General

BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. BancPlus’ wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of December 31, 2025, we operated 74 branch offices across Mississippi, Alabama, Louisiana, and Florida. BancPlus’ franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. As of December 31, 2025, BancPlus had total assets of $8.08 billion, gross loans of $6.29 billion, total deposits of $6.99 billion and total shareholders’ equity (before adjustment for redeemable common stock owned by ESOP) of $852.0 million.

BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables BancPlus to fulfill its core purpose of enriching lives and building stronger communities. BancPlus believes its team of local, experienced and relationship-focused bankers, along with strong brand recognition in its communities, differentiate BancPlus from its competitors. As a result, BancPlus has a diversified, stable deposit mix and a diversified loan portfolio. BancPlus’ deposit base consisted of 87.5% core deposits with a total deposit cost of 2.21% for the year ended December 31, 2025, while its loan portfolio was comprised of 70.4% commercial loans and 29.6% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area (“MSA”) as of June 30, 2025, and BancPlus believes it is well-positioned for future growth.

BancPlus’ common stock is not listed or traded on any established securities exchange or quotation system.

BancPlus’ website is www.bankplus.net.

BancPlus’ Markets

As of December 31, 2025, BancPlus conducted its operations through 74 branch locations across Mississippi, Alabama, Louisiana, and Florida. BancPlus believes its markets provide a diverse mix of opportunities to expand its client base and gain market share. BancPlus operates in a number of markets with favorable economic trends and seeks to replicate its strategy in new markets through organic growth and strategic acquisitions. BancPlus is headquartered in the Jackson, Mississippi MSA, where it ranks third in deposit market share with 15.7% of total deposits as of June 30, 2025. The Jackson, Mississippi MSA is BancPlus’ largest market and contains 43.2% of its deposits and 25.3% of its loans as of December 31, 2025. Some of the major industries in the Jackson MSA are healthcare, agriculture, professional services, and technology. The Jackson, Mississippi MSA is also home to major auto manufacturing facilities, including Nissan. Our Louisiana and Alabama regions represent 22.0% and 15.6% of total loans, respectively, and 13.9% and 6.7% of total deposits, respectively, as of December 31, 2025.

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

Stable Deposit Franchise with Attractive Deposit Mix

BancPlus believes it has consistently generated stable core deposits through its retail branch network. BancPlus’ deposit gathering strategy attracts a full spectrum of customers, from the underbanked to high net worth individuals and businesses, resulting in a diversified deposit base. As of December 31, 2025, BancPlus had over 226,000 customer deposit accounts with an average balance of approximately $31,000.

Diversified and Growing Loan Portfolio

BancPlus believes its markets provide opportunities to grow its loan portfolio organically and through strategic acquisitions while diversifying credit risk exposure. From December 31, 2019 to December 31, 2025, its loan portfolio grew from $2.1 billion to $6.3 billion, an increase of 202.6 % and a compound annual growth rate of 20.3%. As of December 31, 2025, 98.7% of its loan portfolio was secured and only 10.3% of the loan portfolio was non-recourse. As of December 31, 2025, BancPlus’ loan portfolio consisted of 70.4% commercial loans and 29.6% consumer loans, with 85.0% of the loan portfolio secured by real estate. As of December 31, 2025, 36.7% of BancPlus’ loan portfolio reprices within 90 days, and an additional 14.5% reprices between 90 days and 12 months.

Employee Ownership and High Customer Satisfaction

BancPlus believes its employees are critical to its success, and its culture of empowerment stems in part from its employees owning, through the BancPlus Corporation Employee Stock Ownership Plan, approximately 12% of its common stock as of December 31, 2025. BankPlus has been recognized by American Banker as one of the “Best Banks to Work For” every year since the ranking’s inception in 2013. BancPlus believes the vested interest of its employees, coupled with its relationship-driven approach to meeting the needs of its customers, will continue to drive future growth.

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

BancPlus has a team of experienced credit analysts and underwriters who have tailored BancPlus’ risk management processes to support significant loan growth while maintaining its high underwriting standards. Moreover, the prudent management of past credit challenges has allowed BancPlus to successfully maintain strong credit and risk performance. As of December 31, 2025, its nonperforming loans to total loans ratio was 0.43%.

Deep and Experienced Management Team

BancPlus underwent a series of planned management transitions, including the retirement of Bill Ray as President and Chief Executive Officer of BancPlus on December 31, 2025 and the planned retirement of Jack Webb as President and Chief Executive Officer of BankPlus and Chief Banking Officer of BancPlus on June 30, 2026, and the appointment of Kirk Graves to succeed each of Mr. Ray and Mr. Webb in their roles. As a result of such transitions, BancPlus has maintained a seasoned management team with extensive experience in its markets, managing growth and risk over a number of years and through various economic cycles. BancPlus’ executive management team has significant experience overseeing commercial and consumer banking, mergers and acquisitions, financial management, systems integrations, operations and technology, credit, and regulatory compliance. BancPlus believes its executive management team’s reputation and performance history give it an advantage in hiring and retaining experienced bankers, developing and strengthening customer relationships and executing its growth strategy.

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

Lending Activities and Lending Strategy

BancPlus offers a variety of loans through the Bank, including commercial and industrial, commercial real estate-backed loans (including loans secured by owner-occupied and non-owner occupied commercial properties), commercial lines of credit, working capital loans, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, construction and development loans, homebuilder loans, agricultural loans, Small Business Administration (“SBA”) loans, letters of credit and other loan products to small and medium-sized businesses, real estate developers, manufacturing and industrial companies and other businesses. BancPlus also offers various consumer loans to individuals and professionals including residential real estate loans, home equity loans, home equity lines of credit (“HELOCs”), installment loans, unsecured and secured personal lines of credit and letters of credit. Lending activities originate from the relationships and efforts of BancPlus’ bankers, with an emphasis on providing banking solutions tailored to meet its customers’ needs while maintaining its underwriting standards.

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

Commercial Real Estate Loans. BancPlus originates commercial real estate loans, including multi-family loans, and construction/land/land development loans that are generally secured by real estate located in its market areas. BancPlus’ commercial mortgage loans are primarily collateralized by first liens on real estate and generally amortized over a 10 to 20 year period with balloon payments due at the end of one to five years. These loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. BancPlus’ multi-family residential loans are primarily secured by multi-family properties, primarily apartment and condominium buildings. BancPlus seeks to make multi-family residential loans to experienced real estate investors with proven track records.

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

Lending Policies. BankPlus has established standard documentation and policies based on the type of loan. BankPlus also has established a loan committee comprised of its senior executive lending officers. Credits over $15 million are presented for review or approval prior to committing to the loan. The Executive Loan Committee generally meets weekly and on an ad hoc basis as needed. Relationships between $5 million and $15 million must be approved by two voting members of the loan committee and a Credit Officer. Credit Officers approve relationships between $1 million and $5 million. Relationships under $1 million are generally approved by a local market or regional president.

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

Deposits and Other Sources of Funds

An important aspect of BancPlus’ business franchise value is the ability to gather deposits. BancPlus offers its customers a variety of deposit products, including checking accounts, savings accounts, money market accounts, certificates of deposit and other deposit accounts, through multiple channels, including its extensive network of 74 branch locations. As of December 31, 2025, BancPlus held $6.99 billion of total deposits. As of December 31, 2025, 87.5% of its total deposits were core deposits (defined as total deposits excluding time deposits greater than $250,000 and brokered deposits). BancPlus obtains most of its deposits from individuals, small businesses and municipalities in its market areas. BancPlus solicits deposits from these target segments through its local bankers, sophisticated product offerings and its brand-awareness initiatives, such as its community focused marketing and high-visibility branch locations. BancPlus believes that the rates it offers for core deposits are competitive with those offered by other financial institutions in its market areas. Secondary sources of funding include advances from the Federal Home Loan Bank of Dallas, borrowings at the Federal Reserve Discount Window and other borrowings. These secondary sources enable BancPlus to borrow funds at rates and terms, which, at times, are more beneficial to BancPlus.

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

As of December 31, 2025, BancPlus conducted business through 74 branches across Mississippi, Alabama, Louisiana, and Florida. Many other commercial banks, savings institutions and credit unions have offices in BancPlus’ primary market areas. These institutions include many of the largest banks operating in Mississippi, some of which are also among the largest banks in the country. Many of BancPlus’ competitors serve the same counties as BancPlus does. BancPlus’ competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that BancPlus may not currently offer, and may better afford and make broader use of media advertising, support services and electronic technology than BancPlus does. To offset these competitive disadvantages, BancPlus depends on its reputation as having greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.

Human Capital Resources

As of December 31, 2025, BancPlus had 1,065 full-time equivalent employees. As of that date, the average tenure for all of BancPlus’ full-time employees was over nine years while the average tenure of BancPlus’ executive officers was over 18 years. None of BancPlus’ employees is represented by collective bargaining agreements. BancPlus believes its employee relations to be good. BancPlus cares deeply about what kind of environment it fosters for its employees, so BancPlus continuously strives to improve programs, empowerment, satisfaction and benefits. BancPlus employees are part of a challenging and rewarding work environment, with high-performance and excellence integrated into all that BancPlus does.

BancPlus’ culture of empowerment is designed to promote commitment to improve the lives of those employed within the company and in the communities it serves. This commitment is evidenced by BancPlus’ core purpose that it enriches lives and builds stronger communities. That commitment has been a central pillar in BancPlus’ approach to its employees and the communities BancPlus has served for over 110 years. BancPlus’ culture is designed to adhere to the timeless values of integrity, trust, respect, passion, service, accountability, teamwork and innovation. In keeping with that culture, BancPlus expects its people to treat each other and BancPlus’ customers with the highest level of honesty and respect. BancPlus empowers its employees to go out of their way to do the right thing. BancPlus’ culture stems in part from its employees owning, through the BancPlus Corporation Employee Stock Ownership Plan, approximately 12% of its common stock as of December 31, 2025.

BancPlus dedicates resources to promote a safe and inclusive workplace and to attract, develop and retain talented, diverse employees. BancPlus also dedicates resources to fostering professional and personal growth with continued education. This commitment to its employees has earned BancPlus recognition by American Banker as one of the “Best Banks to Work For” for twelve consecutive years. According to “Best Banks to Work For”, 91% of BancPlus’ employees are proud to work for the Company. BancPlus is one of only six banks to achieve this national recognition every year since the ranking’s inception in 2013.

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

Under Mississippi law, BankPlus must obtain the approval of the MDBCF prior to paying any dividend on common stock of BankPlus.

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

In 2022, BancPlus Corporation issued and sold preferred stock to the United States Treasury under the Emergency Capital Investment Program (“ECIP”) made available to Community Development Financial Institutions (individually, an “ECIP recipient”), as described further in Note 14 Shareholders’ Equity to our Consolidated Financial Statements. As an ECIP recipient, capital distributions are subject to restrictions set forth in Appendix A of 31 CFR Part 35, including limitations on share buybacks and dividends. Prior approval of the U.S. Treasury is required for BancPlus to make capital distributions in excess of its “eligible distributable income” which is calculated as the ECIP recipient’s (a) year-to-date net income as of the end of the most recent calendar quarter, plus net income for the two preceding calendar years, less (b) any dividends or capital distributions for the year-to-date as of the end of the most recent calendar quarter, and for the two preceding calendar years.

Capital Adequacy

Bank holding companies and banks are required to maintain minimum regulatory capital ratios imposed under federal capital adequacy regulations. The Federal Reserve and the FDIC, the primary federal regulators of BancPlus and BankPlus, respectively, have adopted substantially similar regulatory capital frameworks.

EGRRCPA permits most banking organizations with less than $10 billion in total consolidated assets to elect to use an alternative capital framework under which they are deemed to satisfy the agencies’ generally applicable risk-based and leverage capital rules and the capital conservation buffer described below if they satisfy a “community bank leverage ratio” (“CBLR”) requirement. In order to qualify for the CBLR framework, a banking organization may not have off-balance sheet exposures totaling more than 25% of total consolidated assets or trading assets and liabilities totaling more than 5% of total consolidated assets. A banking organization satisfies the CBLR and is considered “well capitalized” if it maintains a ratio of Tier 1 capital to average total consolidated assets (i.e., a leverage ratio) of more than 9%. On November 25, 2025, the federal banking agencies issued a joint notice of proposed rulemaking that, if adopted, would revise the CBLR framework, including by lowering the minimum CBLR requirement from 9% to 8% for purposes of determining whether a qualifying banking organization is deemed to satisfy generally applicable capital requirements and is considered “well capitalized.” BancPlus and BankPlus elected to use the CBLR framework beginning in the third quarter of 2022.

Under the generally applicable capital adequacy rules that apply to most bank holding companies and banks that have not elected to use the CBLR framework, such institutions must each maintain a common equity Tier 1 capital to total risk-weighted assets ratio of at least 4.5%, a Tier 1 capital to total risk-weighted assets ratio of at least 6%, a total capital to total risk-weighted assets ratio of at least 8%, and a leverage ratio of Tier 1 capital to average total consolidated assets of at least 4%. Under these generally applicable capital adequacy rules, institutions are also required to maintain a capital conservation buffer of common equity Tier 1 capital of at least 2.5% of risk-weighted assets in addition to the minimum risk-based capital ratios in order to avoid certain restrictions on capital distributions and discretionary bonus payments.

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

At December 31, 2025 and 2024, BancPlus exceeded the minimum CBLR requirement, maintaining a ratio of Tier 1 capital to average total consolidated assets equal to 10.67% and 10.07%, respectively, and was “well-capitalized” for prompt corrective action purposes based on its CBLR.

Under a December 2018 final rule, banking organizations may elect to phase in the regulatory capital effects of the current expected credit losses (“CECL”) model, the new accounting standard for credit losses, over three years. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) permitted financial institutions to defer temporarily the use of CECL. In a related action, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020, that allowed banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available in December 2018. BancPlus and BankPlus elected to defer the regulatory capital effects of CECL in accordance with the interim final rule, and not to apply the deferral of CECL available under the CARES Act. Under the regulations, BancPlus is required to begin the three-year transition in the first fiscal year it has adopted CECL, which for BancPlus was 2023. As a result, the regulatory capital impact of BancPlus’ adoption of CECL was phased in from January 1, 2023 through December 31, 2025.

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

Branching

As of December 31, 2025, BankPlus has branch offices in Mississippi, Alabama, Louisiana, and Florida. Current federal law generally authorizes interstate acquisitions of banks and bank holding companies without geographic limitation, so long as the acquirer satisfies certain conditions, including that it is “well capitalized” and “well managed.” Furthermore, a “well capitalized” and “well managed” bank with its main office in one state is generally authorized to merge with a bank with its main office in another state, subject to certain deposit-concentration limitations, aging requirements, and other restrictions. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. In addition, as a result of the Dodd-Frank Act, banks may establish de novo branches across state lines, subject to capital, management, and community reinvestment standards, and other restrictions.

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. The agencies periodically examine the CRA performance of each of the institutions for which they are the primary federal regulator, and assign one of four ratings: Outstanding, Satisfactory, Needs to Improve, or Substantial Noncompliance. In order for an insured depository institution and its parent holding company to take advantage of certain regulatory benefits, such as expedited processing of applications and the ability of the holding company to engage in new financial activities, the insured depository institution must maintain a rating of Outstanding or Satisfactory. An institution’s size and business strategy determines the type of examination that it will receive. The FDIC evaluates BankPlus as a large, retail-oriented institution and applies performance-based lending, investment, and service tests. In its most recent CRA evaluation, as of June 3, 2024, BankPlus was rated “Satisfactory.”

On October 24, 2023, the federal bank regulatory agencies issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the CRA. On July 16, 2025, the agencies issued a notice of proposed rulemaking to rescind the October 2023 final rule and reinstate the CRA framework that existed prior to the October 2023 final rule. The Bank’s most recent performance evaluation was conducted using the CRA framework that existed prior to the October 2023 final rule.

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

In addition, the SEC rules require public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy, and governance.

The federal banking agencies pay close attention to the cybersecurity practices of banks, and the agencies include review of an institution’s information technology and its ability to thwart cyberattacks in their examinations. An institution’s failure to have adequate cybersecurity safeguards in place can result in supervisory criticism, monetary penalties, and/or reputational harm.

On October 22, 2024, the CFPB released a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, a financial institution would be required, upon request, to make available to a consumer or third party authorized by the consumer certain information the institution has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. Industry organizations challenged the final rule in court. On July 29, 2025, the district court granted a motion by the CFPB to stay the proceedings while the CFPB conducts a rulemaking to revise the final rule substantially. On August 22, 2025, the CFPB issued an advance notice of proposed rulemaking to solicit comments and data on several issues as part of a reconsideration of the final rule. On October 29, 2025, the district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule.

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

The Financial Crimes Enforcement Network of the U.S. Department of the Treasury, in addition to other bank regulatory agencies, is authorized to impose significant civil money penalties for violations of these requirements, and has engaged in coordinated enforcement efforts with state and federal banking regulators, in addition to the U.S. Department of Justice, the CFPB, the Drug Enforcement Administration and the Internal Revenue Service. Violations of AML requirements can also lead to criminal penalties. In addition, the federal banking agencies are required to consider the effectiveness of a financial institution’s AML activities when reviewing proposed bank mergers and bank holding company acquisitions.

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

As of December 31, 2025, BancPlus’ total C&D loans (as defined in the guidance) as a percentage of capital totaled 48.0% and its total CRE loans (as defined in the guidance) as a percentage of capital totaled 220.7%.

Small Business Lending Data Collection Rule

On March 30, 2023, the CFPB issued a final rule to implement Section 1071 of the Dodd-Frank Act requiring covered lenders to collect and report data regarding small business lending activity. In early 2025, a federal appeals court stayed compliance deadlines for certain plaintiffs, and the CFPB subsequently extended deadlines for all covered institutions and proposed significant amendments to the rule.

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

•
We are subject to conditions in the financial markets and economic conditions in general.
•
Our business and operations are concentrated in the Mississippi, Alabama, Louisiana, and Florida markets, and we are sensitive to adverse changes in the local economy and lower growth rates in that region.
•
The concentration of small to medium-sized businesses to which we lend may be more vulnerable to adverse business developments, which may impair our borrowers’ ability to repay loans.
•
Our loan portfolio contains a number of large loans to certain borrowers, and a deterioration in the financial condition of any of these borrowers could have a significant adverse impact on our asset quality.
•
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
•
We are subject to the various risks associated with our banking business and operations, including, among others, credit, market, liquidity, interest rate and compliance risks, which may have an adverse effect on our business, financial condition or results of operations if we are unable to manage such risks.
•
We face significant competition to attract and retain customers, which could impair our growth, decrease our profitability or result in loss of market share.
•
New activities and expansion require regulatory approvals, and failure to obtain them or failure by BankPlus to perform satisfactorily on its CRA evaluations may restrict BancPlus’ growth.
•
We operate in a highly regulated industry, and the current regulatory framework and any future legislative and regulatory changes may have an adverse effect on our business, financial condition or results of operations.
•
We are subject to regulatory requirements, including stringent capital requirements, consumer protection laws, and anti-money laundering laws, and failure to comply with these requirements could have an adverse effect on our business, financial condition or results of operations.

Market Risks

BancPlus’ business, financial condition or results of operations may be adversely affected by conditions in the financial markets and economic conditions in general.

BancPlus’ business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. The business environment in which BancPlus operates has been impacted by the effects of worldwide macroeconomic uncertainty. Economic concerns persist as a result of economic conditions domestically and in foreign countries, including global political hostilities, cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East, inflation, and other economic and industry volatility as well as the increasing amount of United States sovereign debt. Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term. Strategic risk, including threats to business models from interest rate fluctuations and modest economic growth, remains high. Management’s ability to plan, prioritize and allocate resources in this new environment will be critical to BancPlus’ ability to sustain earnings that will attract capital. Because of the complexities presented by current economic conditions, management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying assets, liabilities and revenue and effectively managing the costs of compliance.

After an extended period at historical lows, market interest rates rose in 2022 and 2023 before the Federal Reserve began a series of rate cuts in late 2024 and throughout 2025. Higher interest rates increase competitive pressures on the deposit cost of funds. Conversely, declines in interest rates exert pressure on the net interest margin of BancPlus (as well as its competitors) through reduced rates on interest-earning assets. It is not possible to predict the pace and magnitude of changes to interest rates, or the impact rate changes will have on BancPlus’ business, financial condition or results of operations.

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

Unlike larger financial institutions that are more geographically diverse, BancPlus is primarily a Mississippi banking franchise with locations in Alabama, Louisiana, and Florida. As of December 31, 2025, most of BancPlus’ total loans (by dollar amount) were made to borrowers who reside or conduct business in the Mississippi, Alabama, Louisiana, and Florida markets, and substantially all of BancPlus’ real estate loans are secured by properties located in these markets. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of BancPlus’ portfolio, the demand for its products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. If the population, employment or income growth in any of BancPlus’ markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of BancPlus’ larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets. For these reasons, any regional or local economic downturn could have an adverse effect on BancPlus’ business, financial condition or results of operations.

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

BancPlus’ growth over the past several years has been partially attributable to its ability to originate and retain relatively large loans given its asset size. As of December 31, 2025, BancPlus’ 20 largest borrowing relationships represented 10.25 % of its total outstanding loan portfolio, including mortgage loans held for sale, and 9.89 % of its total commitments to extend credit. Along with other risks inherent in BancPlus’ loans, such as the deterioration of the underlying businesses or property securing these loans, the larger size of these loans presents a risk to its lending operations. If any of its largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, BancPlus’ nonperforming loans and its provision for credit losses could increase significantly, which could have an adverse effect on its business, financial condition or results of operations.

BancPlus faces significant competition to attract and retain customers, which could impair its growth, decrease its profitability or result in loss of market share.

BancPlus operates in the highly competitive banking industry and in very competitive markets and faces significant competition for customers from bank and non-bank competitors, particularly regional institutions, in originating loans, attracting deposits and providing other financial services. BancPlus’ competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints than BancPlus does. Because of their scale, many of these competitors can be more aggressive than BancPlus can be on loan and deposit pricing. Also, many of BancPlus’ non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, financial technology companies and other firms have begun to offer services such as stablecoins that may serve as alternatives to traditional banking products such as deposits. BancPlus expects competition to continue to intensify due to financial institution consolidation, legislative, regulatory and technological changes and the emergence of alternative banking sources.

BancPlus’ ability to compete successfully will depend on a number of factors, including, among others:

•
its ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
•
its scope, relevance and pricing of products and services offered to meet customer needs and demands;
•
the rate at which it introduces new products and services relative to its competitors;
•
customer satisfaction with its level of service;
•
its ability to expand its market position;
•
its ability to successfully integrate acquisitions or realize anticipated benefits from acquisitions;

•
industry and general economic trends; and
•
its ability to keep pace with technological advances and to invest in new technology.

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

Like most financial institutions, BancPlus’ earnings depend to a great extent upon the level of its net interest income, or the difference between the interest income it earns on loans, investments and other interest earning assets, and the interest it pays on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease BancPlus’ net interest income depending on the make-up of its assets and liabilities. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2025, 31.57 % of BancPlus’ interest earning assets and 43.18 % of its interest-bearing liabilities were variable rate. These percentages of variable rate balances, as well as the terms of BancPlus’ fixed rate interest-bearing balances, resulted in a slightly liability sensitive balance sheet as December 31, 2025. Assuming a stable product mix, no change in customer behavior, no change in yield curve and stability of related items, BancPlus’ net interest income would decrease with rising interest rates and increase with falling interest rates.

Additionally, an increase in the general level of interest rates may, among other things, reduce the demand for loans, decrease loan repayment rates, and increase early withdrawals on term deposits. In contrast, a decrease in the general level of interest rates could affect BancPlus through, among other things, increased prepayments on its loan portfolio, and its cost of funds may not fall as quickly as yields on earning assets. The Federal Reserve raised interest rates in 2022 and 2023 before lowering rates in late 2024 and throughout 2025; future changes to its monetary policy and the timing of such changes are not certain. BancPlus’ asset-liability management strategy may not be effective in mitigating exposure to the risks related to changes in market interest rates.

Because a significant portion of BancPlus’ loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing BancPlus’ real estate loans and result in loan and other losses.

Real estate values in BancPlus’ markets have experienced periods of fluctuation over the last several years, and recovery from declines in value has been slow and uneven and illiquidity of real estate holdings has increased. The market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2025, $5.35 billion, or 84.97%, of BancPlus’ total loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of BancPlus’ markets could increase the credit risk associated with its loan portfolio, and could result in losses that adversely affect its business, financial condition or results of operations. Negative changes in the economy affecting real estate values and liquidity in BancPlus’ market areas could significantly impair the value of property pledged as collateral on loans and affect its ability to sell the collateral upon foreclosure without additional loss. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Further, if real estate values decline, it is also more likely that BancPlus would be required to increase its allowance for credit losses. Such events could have an adverse effect on BancPlus’ business, financial condition or results of operations.

In particular, as of December 31, 2025, BankPlus and BancPlus’ wholly owned subsidiary, Oakhurst Development, Inc. (“Oakhurst”), carry an aggregate of $5.2 million in other real estate owned (“OREO”) acquired by foreclosure or otherwise in satisfaction of debts previously contracted. Although foreclosures and acquisitions of OREO are expected, negative changes in the economy affecting real estate values and the liquidity of real estate in BancPlus’ market areas could force BancPlus to foreclose upon collateral, which could significantly impair the value of property carried in its OREO accounts, increase the loss associated with OREO and affect BancPlus’ ability to sell such real estate without additional loss. Further, as of December 31, 2025, BancPlus’ commercial real estate loans totaled $3.6 billion, or 57.17%, of its total loan portfolio. These loans expose BancPlus to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with BancPlus’ residential or consumer loan portfolios. Unexpected deterioration in the credit quality of BancPlus’ commercial real estate loan portfolio would require it to increase its provision for credit losses, which would reduce its profitability and could adversely affect its business, financial condition or results of operations.

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

Historically, BancPlus has originated its mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, BancPlus is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require BancPlus to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event it breaches these representations and warranties. In addition, BancPlus may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims, BancPlus’ liquidity could diminish, which could have an adverse effect on its business, financial condition or results of operations. During 2025 and 2024 BancPlus was not required to repurchase any material amount of mortgage loans sold into the secondary market.

BancPlus’ allowance for credit losses may prove to be insufficient to absorb losses inherent in its loan portfolio, which could have an adverse effect on its business, financial condition or results of operations.

BancPlus’ experience in the banking industry indicates that some portion of its loans will not be fully repaid in a timely manner or at all. Accordingly, BancPlus maintains an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in its loan portfolio. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires BancPlus to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. As of December 31, 2025, BancPlus’ allowance for credit losses was $71.1 million. Inaccurate management assumptions, continued deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, temporary modifications, loan forgiveness, automatic forbearance and other factors, both within and outside of BancPlus’ control, may require it to increase its allowance for credit losses. In addition, federal and state banking regulators, as an integral part of their periodic examination, review the adequacy of BancPlus’ allowance for credit losses and may direct it to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for credit losses, BancPlus may need additional provision for credit losses to restore the adequacy of its allowance for credit losses. If BancPlus is required to materially increase its level of allowance for credit losses for any reason, such increases could have an adverse effect on its business, financial condition or results of operations.

BancPlus is dependent upon significant noninterest income, including deposit fees, some of which are under continual review by federal regulators and Congress.

As of December 31, 2025, BancPlus’ noninterest income, including service charges on deposits, totaled $69.8 million and constituted 13.9% of total revenue. BancPlus’ transaction account deposit base generates a significant contribution to its noninterest income through service charges on deposit accounts, largely in the form of overdraft fees, non-sufficient fund fees, and other deposit related service charges. BankPlus offers a discretionary overdraft service and many of BancPlus’ deposit customers elect to use this service, which will generate overdraft fees when the service is accessed. Such programs are under continual scrutiny by federal bank regulators as well as consumer rights groups. While BancPlus continually adjusts to comply with industry best practices, federal bank regulators or Congress could impose additional restrictions on these programs, which could reduce fees on the products offered. Because BancPlus derives a significant portion of its revenues from noninterest income, a reduction in such fees could have an adverse impact on its business, financial condition or results of operations.

If BancPlus were to lose its status as a Community Development Financial Institution (“CDFI”), or the CDFI Fund curtails its activities, BancPlus' ability to obtain grants and awards as a CDFI like those it has received in the past may be diminished or lost.

A portion of BancPlus’ community development business has historically been augmented by its status as a CDFI. CDFI status increases the potential for receiving grants and awards that, in turn, enable a financial institution to increase the level of community development financial services that it provides to communities. In the event BancPlus does not meet one or more of the annual recertification criteria, the CDFI Fund, in its sole discretion, may provide an opportunity for BancPlus to cure deficiencies prior to issuing a notice of termination of certification. From 2014 through the current period, BancPlus has received an aggregate of $15.0 million in grants made possible due to its status as a CDFI.

Efforts by the current Presidential Administration or Congress to reduce, restructure, or otherwise curtail the CDFI Fund’s programs or funding could limit the availability of grants and awards to CDFIs, including BancPlus, regardless of BancPlus’ continued certification status. Additionally, from time to time the CDFI Fund considers changes to the CDFI eligibility criteria, including through a request for public comment on changes to CDFI certification policies. Any loss of BancPlus’ status as a CDFI, and the resulting inability to obtain certain grants and awards received in the past, could have an adverse effect on BancPlus’ business, financial condition or results of operations.

The fair value of BancPlus’ investment securities can fluctuate due to factors outside of its control.

As of December 31, 2025, the fair value of BancPlus’ portfolio of available for sale investment securities was approximately $1.03 billion, which included a net unrealized loss of approximately $2.6 million. Factors beyond BancPlus’ control can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions, defaults by the issuer, changes in market interest rates and instability in the capital markets. Many factors could cause realized or unrealized losses in future periods. The process for determining when an allowance for credit losses on securities is necessary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, including recent rapid developments in artificial intelligence. The effective use of technology increases efficiency and enables financial institutions to reduce costs while increasing customer service and convenience. BancPlus’ future success will depend, at least in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as create additional efficiencies in its operations as it continues to grow and expand its products and service offerings. BancPlus may experience operational challenges as it implements these new technology enhancements or products, which could result in BancPlus not fully realizing the anticipated benefits from such new technology or incurring significant costs to remedy any such challenges in a timely manner.

Many of BancPlus’ larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products compared to those that BancPlus will be able to provide, which would put it at a competitive disadvantage. In addition, our efforts to use technological developments to improve the efficiency of our operations may not be effective or may lag our competitors. Accordingly, BancPlus may lose customers seeking new technology-driven products and services to the extent it is unable to provide such products and services.

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

The preparation of BancPlus’ financial statements requires it to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies are inherently based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally estimated. These critical accounting policies include the allowance for credit losses - loans held for investment and the allowance for credit losses - unfunded loan commitments. This also includes estimates, judgments and assumptions for assessing the amortization/accretion of purchase accounting fair value differences and the impairment of long-lived assets, goodwill and other intangible assets in connection with the merger with First Trust Corporation (the "FTC Merger"). Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if the relevant factual assumptions are accurate, BancPlus’ decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools used by management. Any such failures in BancPlus’ processes for producing accounting estimates and managing risks could have an adverse effect on its business, financial condition or results of operations.

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

BancPlus’ independent registered public accounting firm is not required by Public Company Accounting Oversight Board standards to formally attest to the effectiveness of BancPlus’ internal control over financial reporting as long as BancPlus is considered a non-accelerated filer. At such time as BancPlus loses its non-accelerated filer status, BancPlus’ independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which BancPlus’ internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on BancPlus’ business, financial condition or results of operations.

BancPlus’ use of third-party vendors and its other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

BancPlus regularly uses third-party vendors in its business, and it relies on some of these vendors for critical functions including, but not limited to, its core processing function and mortgage broker relationships. Third-party relationships are subject to demanding regulatory requirements and attention by bank regulators. These regulatory expectations may continue to evolve and become more rigorous over time. BancPlus expects its regulators to hold BancPlus responsible for deficiencies in its oversight or control of its third-party vendor relationships and in the performance of the parties with which it has these relationships. As a result, if BancPlus’ regulators conclude that it has not exercised adequate oversight and control over its third-party vendors or that such vendors have not performed adequately, BancPlus could be subject to administrative penalties or fines as well as requirements for consumer remediation, any of which could have an adverse effect on its business, financial condition or results of operations. Reliance by third-party vendors on remote working relationships with their employees may affect the vendors’ ability to satisfy regulatory standards and to provide services to us.

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

If BankPlus does not meet certain minimum capital requirements as described in Note 18 Regulatory Matters to our Consolidated Financial Statements, it will be subject to prompt corrective action by the FDIC. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. While BancPlus is not subject to formal capital planning requirements at its size, it prepares a capital plan. Even if BancPlus satisfies the objectives of its capital plan and meets minimum capital requirements, it is possible that BancPlus’ regulators may ask it to raise additional capital which could require BancPlus to raise additional capital or reduce its operations. Even if BancPlus satisfies all applicable regulatory capital minimums, its regulators could ask it, and in some cases, require it, to maintain capital levels which are significantly in excess of those minimums. BancPlus’ ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on its financial condition and performance. Accordingly, BancPlus cannot assure you that it will be able to raise additional capital if needed or on terms acceptable to it. If BancPlus fails to maintain capital to meet regulatory requirements, it could be subject to enforcement actions or other regulatory consequences, which could have an adverse effect on its business, financial condition or results of operations.

BancPlus is subject to numerous laws designed to protect consumers, including fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

We are subject to extensive and evolving federal and state fair lending laws and regulations. The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The FDIC, the Department of Justice and/or other federal and state agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s compliance with fair lending or consumer protection laws and regulations could result in a wide variety of direct or indirect negative consequences, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private litigation, including through class action litigation. Such actions and limitations could have a material adverse effect on BancPlus’ business, financial condition or results of operations.

In addition, the CFPB has rulemaking authority with respect to consumer financial protection laws, including prohibiting unfair, deceptive or abusive acts or practices. Bank regulators, including the FDIC, are responsible for enforcing these prohibitions against banking organizations with no more than $10 billion in assets. These prohibitions have been applied to prohibit perceived customer abuse in connection with a range of products, services, and practices, including account openings and fees charged where inadequate or no services are rendered but for which charges were imposed, as well as other instances where consumers may have been misled through bank disclosures. In addition, the enforcement priorities of the agencies enforcing consumer protection laws have evolved over time and may continue to do so. Such actions could result in changes to pricing, practices, products and procedures, and could also result in increased costs related to regulatory oversight, supervision and examination. These changes could have an adverse effect on BancPlus’ business, financial condition or results of operations.

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

If BankPlus is unable to maintain at least a “Satisfactory” CRA rating, its ability to complete the acquisition of another financial institution or open a new branch will be adversely impacted. If BankPlus received an overall CRA rating of less than “Satisfactory,” the FDIC would not re-evaluate its rating until its next CRA examination, which may not occur for several more years, and it is possible that a low CRA rating would not improve in the future. BankPlus received a rating of “Satisfactory” in its most recent CRA performance evaluation, as of June 3, 2024.

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

In addition to being affected by general economic conditions, BancPlus’ earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. After a prolonged period of reduced rates, the Federal Reserve raised interest rates in 2022 and 2023 before lowering rates in late 2024 and throughout 2025. However, future changes to its monetary policy including as a result of the appointment of a new Chairman of the Federal Reserve, and the timing of such changes are not certain. The effects of such policies upon BancPlus’ business, financial condition or results of operations cannot be predicted.

In addition, the Federal Reserve may require BancPlus to commit capital resources to support BankPlus. BancPlus is required to act as a source of financial and managerial strength to BankPlus and to commit resources to support BankPlus. Under this requirement, the Federal Reserve may require BancPlus to make capital injections into BankPlus at times when BancPlus may not be inclined to do so, including when either BancPlus or BankPlus is experiencing financial distress, and may charge BancPlus with engaging in unsafe and unsound practices for failure to commit such resources.

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

Certain provisions of the BancPlus articles and the BancPlus By-Laws (the “BancPlus bylaws”) as well as corporate and federal banking laws, could make it more difficult for a third party to acquire control of BancPlus’ organization or conduct a proxy contest, even if those events were perceived by many of BancPlus’ shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to BancPlus:

•
enable the BancPlus board of directors to issue additional shares of authorized, but unissued capital stock without further shareholder approval;
•
enable the BancPlus board of directors to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board of directors;
•
enable the BancPlus board of directors to increase the size of the board of directors and to fill vacancies caused by an increase in the number of directors, a director’s removal, resignation, death, failure to qualify, or any other cause;
•
divide the BancPlus board of directors into three classes serving staggered three-year terms;
•
do not provide for cumulative voting in the election of directors;
•
enable the BancPlus board of directors to amend the BancPlus bylaws without shareholder approval;
•
require a two-thirds vote of BancPlus shareholders to modify the sections of the BancPlus articles addressing the number, term and removal of its directors, the filling of vacancies on the BancPlus board of directors, the calling of special meetings of shareholders, limitations on certain personal liabilities of directors, director and officer indemnification and the amendment, adoption, alternation or repeal of the BancPlus bylaws;
•
do not permit informal shareholder action by less than unanimous written consent;
•
prohibit shareholders from calling special meetings;
•
establish an advance notice procedure for director nominations and other shareholder proposals; and
•
require prior regulatory application and approval of any transaction involving control of its organization.

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

As of December 31, 2025, BancPlus no longer qualifies as an emerging growth company. As such, BancPlus will incur additional costs in the future that it was not subject to when it was an emerging growth company.

Prior to December 31, 2025, BancPlus was considered an “emerging growth company” as defined in the JOBS Act. Beginning on December 31, 2025, BancPlus ceased to be an emerging growth company. As a result, BancPlus is subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to it due to its status as an emerging growth company. These requirements include, but are not limited to:

•
if we cease to be a non-accelerated filer, the requirement that BancPlus' independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;
•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, including critical audit matters; and
•
the requirement that BancPlus provide full and more detailed disclosures regarding executive compensation.

The foregoing will require significant documentation of policies, procedures and systems, and review of that documentation and testing of BancPlus’ internal control over financial reporting by its internal auditing and accounting staff and its independent registered public accounting firm. This process will require considerable time and attention from management, which could prevent BancPlus from successfully implementing its business initiatives and improving its business, financial condition or results of operations, strain its internal resources, and increase its operating costs. BancPlus may experience higher than anticipated operating expenses, including those associated with SEC reporting, and outside auditor fees during the implementation of these changes and thereafter.

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

BancPlus may from time to time consider acquisition opportunities that BancPlus believes complement its activities and have the ability to enhance its profitability. BancPlus may not be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, complete proposed acquisitions, successfully integrate acquired businesses into the existing operations, or expand into new markets. Once integrated, acquired operations may not achieve levels of revenues, profitability, or productivity comparable with those achieved by BancPlus’ existing operations, or otherwise perform as expected. BancPlus’ acquisition activities could be material to its business and involve a number of risks, including those associated with:

•
the diversion of management attention from the operation of its existing business to identify, evaluate and negotiate potential transactions;
•
the ability to attract funding to support additional growth within acceptable risk tolerances;
•
the use of inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•
the ability to maintain asset quality;
•
the adequacy of due diligence and the potential exposure to unknown or contingent liabilities related to the acquisition;
•
the retention of customers and key personnel, including bankers;
•
the timing and uncertainty associated with obtaining necessary regulatory approvals;
•
the risk of losing its CDFI status due to the addition of markets that do not qualify as low- or moderate-income markets;
•
the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on its results of operations;
•
the ability to successfully integrate acquired businesses; and
•
the maintenance of adequate regulatory capital.

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

BancPlus’ business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that it maintains and in those maintained by third parties with whom BancPlus contracts to provide data services. BancPlus also maintains important internal company data such as personally identifiable information about its employees and information relating to its operations. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, as a result of the proliferation of new technologies including artificial intelligence, exposing BancPlus to additional costs for protection or remediation and competing time constraints to secure its data in accordance with customer expectations and statutory and regulatory privacy and other requirements. Although BancPlus has not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected its business, financial condition or results of operations, there can be no guarantee that it will not experience such an incident in the future. It is difficult or impossible to defend against every risk posed by changing technologies, as well as criminals that are intent on committing cyber-crime. The increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by BancPlus’ information technology department and its other employees and vendors could prove inadequate. BancPlus could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs, other technical malfunctions, or other causes. As a result of any of these threats, BancPlus’ customer accounts may become vulnerable to account takeover schemes or cyber-fraud. BancPlus’ systems and those of its third party vendors may also become vulnerable to damage or disruption due to circumstances beyond its or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, viruses and malware, or other events that could result in significant liability and damage to BancPlus’ reputation, and have an ongoing impact on the security and stability of the Company’s operations. In addition, although the Company maintains insurance coverage that may, subject to terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed the Company’s policy limits or are not covered under any of the Company’s current insurance policies.

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

Various state and federal banking and other regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. For example, the federal banking agencies require banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. In addition, SEC rules require public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. Ensuring that BancPlus’ collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase its costs. Furthermore, BancPlus may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with BancPlus, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), BancPlus could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of BancPlus’ measures to safeguard personal information, or even the perception that such measures are inadequate, could cause BancPlus to lose customers or potential customers for its products and services and thereby reduce its revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject BancPlus to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage its reputation and otherwise adversely affect its business, financial condition, or results of operations.

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

Relevant Regulations

As a regulated financial institution, BankPlus is also subject to financial privacy laws and the Company’s cybersecurity practices are subject to oversight by the federal banking agencies. In addition, the SEC rules require public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy, and governance. For additional information, see the section entitled “Business—Supervision and Regulation—Financial Privacy and Cybersecurity” in Part I, Item 1 of this Annual Report on Form 10-K.

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

ITEM 2. PROPERTIES

BancPlus’ executive offices and those of BankPlus are located at 1068 Highland Colony Parkway, Ridgeland, Mississippi 39157 and, as of December 31, 2025, we operated 74 branch offices in Mississippi, Alabama, Louisiana, and Florida.

As of December 31, 2025, BankPlus owned 65 of its branch offices. The other facilities are occupied under lease agreements, the terms of which range from 1 to 95 years. BancPlus believes that its banking and other facilities are in good condition and are suitable and adequate to meet its needs.

ITEM 3. LEGAL PROCEEDINGS

For information about our legal proceedings refer to Note 17 Commitments and Contingencies in our Notes to Consolidated Financial Statements for the year ended December 31, 2025 contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Our Common Stock

There is no public trading market for BancPlus common stock. At February 27, 2026, there were 1,194 holders of record of our common stock as reported by our transfer agent. Because there have been no recent private sales of BancPlus common stock of which BancPlus is aware, no recent price data regarding BancPlus common stock is available.

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

Overview

BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Our wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of December 31, 2025, we operated 74 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.

BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of December 31, 2025, we had $6.99 billion of total deposits, and our deposit base consisted of 87.5% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 2.21% for the year ended December 31, 2025. Our loan portfolio was comprised of 70.4% commercial loans and 29.6% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi MSA as of June 30, 2025, and we believe we are well-positioned for future growth.

2025 Fiscal Year Highlights

•
Net income for the year ended December 31, 2025 was $82.4 million, compared with $64.8 million for the same period of 2024
•
Diluted earnings per share for the year ended December 31, 2025 were $6.73, compared with $5.41 for the same period of 2024
•
Net interest income was $269.1 million for the year ended December 31, 2025, compared with $235.8 million for the same period of 2024
•
Total loans held for investment were $6.29 billion at December 31, 2025, compared with $6.14 billion at December 31, 2024
•
Implemented a leadership transition plan pursuant to which Bill Ray retired as President and Chief Executive Officer of BancPlus on December 31, 2025 and Jack Webb announced his retirement as President and Chief Executive Officer of BankPlus and Chief Banking Officer of BancPlus effective June 30, 2026, and the appointment of Kirk Graves to succeed each of Mr. Ray and Mr. Webb in their roles

Recent Regulatory Developments

For information regarding legislation and regulation applicable to BancPlus, see “Business—Supervision and Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.

Results of Operations

The following discussion of BancPlus’ results of operations compares the year ended December 31, 2025 to the year ended December 31, 2024. For additional information on BancPlus’ financial condition as of December 31, 2024 and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2024.

Net Income

Net income for the years ended December 31, 2025 and 2024 was $82.4 million and $64.8 million, respectively. BancPlus’ annualized return on average assets for the years ended December 31, 2025 and 2024 was 1.04% and 0.83%, respectively. BancPlus’ annualized return on average equity for the years ended December 31, 2025 and 2024 was 10.06% and 8.63%, respectively.

The increase in net income and return on average assets and average equity for the year ended December 31, 2025 compared to the same period of 2024 was primarily the result of increased net interest income in the current year.

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

For the year ended December 31, 2025, interest income was $432.6 million, an increase of $10.2 million, or 2.4%, compared to interest income of $422.4 million for the year ended December 31, 2024. The increase in interest income was primarily the result of increased interest-earning assets due to increased balances of interest bearing deposits held in other banks, loans, and investment securities.

For the year ended December 31, 2025, interest expense was $163.5 million, a decrease of $23.1 million, or 12.4%, compared to interest expense of $186.6 million for the year ended December 31, 2024. The decrease in interest expense was primarily the result of lower deposit costs in the current period and a decrease in FHLB and subordinated debentures balances compared to the previous year.

For the year ended December 31, 2025, net interest income was $269.1 million, an increase of $33.4 million, or 14.2%, compared to net interest income of $235.8 million for the year ended December 31, 2024.

Net interest margin for the year ended December 31, 2025 increased 39 basis points to 3.61% from 3.22% for the same period of 2024 primarily as a result of the increased average balances of interest bearing deposits with banks and investment securities, increased yield on investment securities, and reductions in deposit cost and FHLB and subordinated debentures balances.

Our average interest-earning assets at December 31, 2025 increased $0.13 billion, or 1.82%, to $7.46 billion from $7.33 billion at December 31, 2024. BancPlus’ average interest-bearing liabilities at December 31, 2025 increased $0.05 billion, or 0.8%, to $5.69 billion from $5.64 billion at December 31, 2024. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to increases in average balances of interest bearing deposits held in other banks, loans, and investment securities as well as deposit growth. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 131.2% and 129.8% for the years ended December 31, 2025 and 2024, respectively.

BancPlus’ average interest earning assets produced a tax-equivalent yield of 5.80% for the year ended December 31, 2025 compared to 5.76% for the year ended December 31, 2024, respectively. The average rate paid on interest-bearing liabilities was 2.88% for the year ended December 31, 2025 compared to 3.31% for the year ended December 31, 2024. The year-over-year changes in yields reflect a favorable shift in the interest rate environment with yield on interest earning assets increasing and the average rate paid on interest-bearing liabilities decreasing as compared to the same period of 2024, as well as a reduction in outstanding FHLB and subordinated debentures balances.

Average Balances and Yields

The following tables show, for the years ended December 31, 2025 and 2024, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Years Ended December 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (1)	Average Balance	Interest & Fees	Yield / Rate (1)
ASSETS:
Interest-earning assets:
Cash investments:
Interest-bearing cash deposits	$277,331	$12,393	4.47%	$209,791	$10,963	5.23%
Federal funds sold	—	—	—%	—	—	—%
Total cash and cash equivalents	277,331	12,393	4.47%	209,791	10,963	5.23%
Investment securities:
Taxable investment securities	948,151	34,678	3.66%	906,244	29,324	3.24%
Tax-exempt investment securities	46,497	1,225	2.64%	52,609	1,323	2.51%
Total securities	994,648	35,903	3.61%	958,853	30,647	3.20%
Loans (2)	6,175,127	383,586	6.21%	6,137,698	379,441	6.18%
Federal Home Loan Bank stock	13,332	735	5.51%	20,429	1,331	6.52%
Total interest-earning assets	7,460,438	432,617	5.80%	7,326,771	422,382	5.76%
Noninterest-earning assets	445,248			457,824
Total assets	$7,905,686			$7,784,595

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,384,288	$24,743	1.79%	$1,381,070	$25,673	1.86%
Savings and money market deposits	2,283,396	58,049	2.54%	2,149,201	66,504	3.09%
Time deposits	1,763,550	66,601	3.78%	1,721,862	73,835	4.29%
Federal funds purchased	3	—	5.05%	128	8	6.25%
FHLB advances	136,632	5,888	4.31%	255,189	11,515	4.51%
Other borrowings	16,411	1,127	6.87%	1,380	19	1.38%
Subordinated debentures	101,488	7,086	6.98%	133,755	9,077	6.79%
Total interest-bearing liabilities	5,685,768	163,494	2.88%	5,642,585	186,631	3.31%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,320,556			1,307,121
Other noninterest-bearing liabilities	80,394			83,817
Total noninterest-bearing liabilities	1,400,950			1,390,938
Shareholders’ equity (3)	818,968			751,072
Total liabilities and shareholders’ equity	$7,905,686			$7,784,595
Net interest income/net interest margin (4)		269,123	3.61%		235,751	3.22%
Net interest spread (5)			2.92%			2.46%
Taxable equivalent adjustment:
Tax-exempt investment securities (6)		396			427
Net interest income/net interest margin (4)		$269,519	3.61%		$236,178	3.22%

(1)
Yields and rates are annualized.
(2)
Average loan balances include nonaccrual loans.
(3)
Includes BancPlus Corporation Employee Stock Ownership Plan (“ESOP”)-owned shares.
(4)
Net interest margin during the periods presented represents: (i) the difference between interest income on interest earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest earning assets for the period.
(5)
Net interest spread is the yield on BancPlus’ total interest earning assets less the yield on its interest-bearing liabilities.
(6)
Tax-exempt investment securities is a non-GAAP financial measure. Interest income and averages rates for tax-exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2025 and 2024.

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

	Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
	Change Due To:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Cash investments	$3,530	$(2,100)	$1,430
Investment securities:
Taxable investment securities	1,356	3,998	5,354
Tax-exempt investment securities	(154)	56	(98)
Total securities	1,202	4,054	5,256
Loans, net	2,314	1,831	4,145
Federal Home Loan Bank stock	(462)	(134)	(596)
Total interest-earning assets	$6,584	$3,651	$10,235

Interest-bearing liabilities:
Interest-bearing transaction deposits	$59	$(989)	$(930)
Savings and money market deposits	4,152	(12,607)	(8,455)
Time deposits	1,788	(9,022)	(7,234)
Federal funds purchased	(8)	—	(8)
FHLB advances	(5,350)	(277)	(5,627)
Other borrowings	1,036	(5)	1,031
Subordinated debentures	(2,171)	257	(1,914)
Total interest-bearing liabilities	$(494)	$(22,643)	$(23,137)
Net interest income	$7,078	$26,294	$33,372

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

For the year ended December 31, 2025, the provision for credit losses was $5.7 million compared to $5.8 million for the same period of 2024, a decrease of $0.1 million, or 0.9%. The components of the provision for (recovery of) credit losses were:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Loans	$4,938	$9,102	$(4,164)	(45.7)%
Unfunded loan commitments	790	(3,320)	4,110	(123.8)%
	$5,728	$5,782	$(54)	(0.9)%

Noninterest Income

Noninterest income consists of: (i) service charges on deposit accounts; (ii) mortgage origination income; (iii) debit card interchange; (iv) income from fiduciary activities; (v) ATM income; (vi) brokerage and insurance fees and commissions; (vii) life insurance income; (viii) CDFI grants; (ix) gain (loss) on sale of securities, and (x) other noninterest income.

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

Noninterest income was $69.8 million for the year ended December 31, 2025, compared to $71.2 million for the same period of 2024, a decrease of $1.4 million, or 2.0%, primarily due to losses on the sale of securities and a decrease in debit card interchange, partially offset by increases in income from fiduciary activities, service charges on deposit accounts, mortgage origination income, and other income.

The following table presents the major components of noninterest income for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$25,027	$23,927	$1,100	4.6%
Mortgage origination income	5,737	5,203	534	10.3%
Debit card interchange	10,380	10,962	(582)	(5.3)%
Income from fiduciary activities	11,322	9,959	1,363	13.7%
ATM income	5,032	5,384	(352)	(6.5)%
Brokerage and insurance fees and commissions	3,122	2,905	217	7.5%
Life insurance income	3,944	4,329	(385)	(8.9)%
CDFI grants	629	280	349	124.6%
Gain (loss) on sale of securities, net	(6,331)	8	(6,339)	N/M
Other income	10,915	8,218	2,697	32.8%
Total	$69,777	$71,175	$(1,398)	(2.0)%

Service charges on deposit accounts increased $1.1 million, or 4.6%, to $25.0 million for the year ended December 31, 2025 compared to $23.9 million for the same period of 2024 primarily due to an increase in service charges on business accounts in the current year resulting from increased deposit balances.

Mortgage origination income increased $0.5 million, or 10.3%, to $5.7 million for the year ended December 31, 2025 compared to $5.2 million for the same period of 2024. The increase was primarily the result of increased profitability on sold mortgage loans.

Debit card interchange decreased $0.6 million, or 5.3%, to $10.4 million for the year ended December 31, 2025 compared to $11.0 million for the same period of 2024. The decrease is primarily attributable to higher processing fees which are presented net with debit card interchange income.

Income from fiduciary activities increased $1.4 million, or 13.7%, to $11.3 million for the year ended December 31, 2025 compared to $10.0 million for the same period of 2024. The increase is primarily due to increases in assets under management in 2025 compared to 2024.

Gain (loss) on the sale of securities decreased $6.3 million to a loss of $6.3 million during the year ended December 31, 2025 compared to a gain of $8,000 for the same period of 2024 primarily due to recognized losses as a result of the Company restructuring its bond portfolio during the third quarter of 2025 in which the Company sold lower-yielding securities and used the proceeds to purchase higher-yielding securities to take advantage of the then-current interest rate environment.

Other income increased $2.7 million, or 32.8%, to $10.9 million for the year ended December 31, 2025 from $8.2 million for the year ended December 31, 2024. The variance is primarily due to a gain on the sale of three branches in the current year-to-date period, including $97.4 million in deposits and $1.5 million in loans, partially offset by prior year gains on the sale of fixed assets.

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

For the year ended December 31, 2025, noninterest expense totaled $228.4 million, an increase of $8.4 million, or 3.8%, from $220.0 million for the year ended December 31, 2024 primarily due to increases in salaries and employee benefits expenses, net occupancy expenses, other real estate expenses and losses, and other expenses.

The following table presents the major components of noninterest expense for the year ended December 31, 2025 compared to the year ended December 31, 2024:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$134,957	$129,603	$5,354	4.1%
Net occupancy expenses	19,295	18,835	460	2.4%
Furniture, equipment and data processing expenses	29,702	29,849	(147)	(0.5)%
Marketing and promotional expenses	6,623	6,841	(218)	(3.2)%
Other real estate expenses and losses	2,199	1,688	511	30.3%
Professional fees	4,629	4,523	106	2.3%
Other expenses	31,019	28,643	2,376	8.3%
Total	$228,424	$219,982	$8,442	3.8%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 59.1% and 58.9% of total noninterest expense for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, salaries and employee benefits expense increased $5.4 million, or 4.1%, to $135.0 million, compared to $129.6 million for the year ended December 31, 2024. The increase in salaries and employee benefits expense was primarily due to normal annual salary increases for employees and related expenses.

Net occupancy expenses increased $460,000, or 2.4%, to $19.3 million for the year ended December 31, 2025, compared to $18.8 million for the same period of 2024. The increase was primarily due to current year increases in expense reimbursement expenses at leased locations.

Other real estate expenses and losses increased $511,000, or 30.3%, to $2.2 million for the year ended December 31, 2025, compared to $1.7 million for the prior year. The increase was primarily attributable to an increase in write downs and losses on the sale of other real estate for the year ended December 31, 2025.

Other expenses increased $2.4 million, or 8.3%, to $31.0 million for the year ended December 31, 2025, compared to $28.6 million for the prior year. The increase was primarily attributable to losses on equity method investments in the current year.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $22.4 million for the year ended December 31, 2025, compared to $16.4 million for the same period of 2024. BancPlus’ effective tax rate for the year ended December 31, 2025 was 21.4% compared to 20.2% for the same period of 2024. For the year ended December 31, 2025, the increase in income tax expense and effective tax rate was the result of larger current year income before taxes and the impact of permanent tax items on the prior year.

Financial Condition

The following discussion compares BancPlus’ financial condition as of December 31, 2025 to December 31, 2024.

Assets

Total assets at December 31, 2025 were $8.08 billion, an increase of $151.7 million, or 1.9% over total assets of $7.93 billion at December 31, 2024. Total cash and cash equivalents decreased $61.4 million, or 15.0%, to $348.2 million at December 31, 2025, compared to $409.6 million at December 31, 2024, primarily due to the previously disclosed redemption of subordinated debentures as well as repayment of maturing FHLB advances. Total loans held for investment increased $155.6 million, or 2.5%, to $6.29 billion at December 31, 2025, compared to $6.14 billion at December 31, 2024 as a result of an increase in commercial and industrial loans and residential real estate loans. Investment securities increased $67.2 million, or 6.8%, from $990.8 million at December 31, 2024 to $1.06 billion at December 31, 2025 primarily as a result of increases in mortgage-backed securities.

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

As of December 31, 2025, 2.2% of BancPlus’ investment securities portfolio was classified as held to maturity and 97.8% was classified as available for sale. As of December 31, 2024, 4.2% of BancPlus’ investment securities portfolio was classified as held to maturity and 95.8% was classified as available for sale. Securities available for sale increased $85.3 million, or 9.0%, from $949.6 million at December 31, 2024 to $1.03 billion at December 31, 2025 primarily as a result of increases in BancPlus’ portfolio of mortgage-backed securities.

At December 31, 2025, U.S. government agency obligations represented 38.9%, mortgage-backed securities represented 32.1%, U.S. treasuries represented 16.8%, municipal securities represented 7.5%, and corporate investments represented 4.7% of BancPlus’ investment securities portfolio. At December 31, 2024, U.S. government agency obligations represented 54.0%, U.S. treasuries represented 24.6%, municipal securities represented 8.3%, mortgage-backed securities represented 8.2%, and corporate investments represented 4.9% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates indicated:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$23,257	2.20%	$41,278	4.17%
Total held-to-maturity	23,257	2.20%	41,278	4.17%

Available for Sale:
(At fair value)
U.S. Treasuries	178,183	16.84%	244,068	24.63%
U.S. Government agency obligations	411,707	38.91%	534,996	53.99%
Issued by states and political subdivisions	56,333	5.32%	41,030	4.14%
Mortgage-backed securities:
Residential	124,867	11.80%	68,651	6.93%
Commercial	214,313	20.26%	12,405	1.25%
Corporate investments	49,385	4.67%	48,402	4.88%
Total available for sale	1,034,788	97.80%	949,552	95.83%

Total investment securities	$1,058,045	100.00%	$990,830	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates indicated. Weighted-average yields have been computed on a fully tax equivalent basis using federal and state tax rates of 21% and 5%, respectively.

	Maturity as of December 31, 2025
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$6,104	3.83%	$14,263	2.17%	$2,545	3.93%	$345	4.73%
Total held-to-maturity	$6,104	3.83%	$14,263	2.17%	$2,545	3.93%	$345	4.73%

Available for sale:
U.S. Treasuries	$15,002	4.17%	$120,399	4.13%	$42,782	3.84%	$—	—%
U.S. Government agency obligations	51,866	4.63%	314,987	3.92%	44,852	3.92%	—	—%
Issued by states and political subdivisions	9,921	3.39%	17,928	3.27%	21,501	4.10%	6,982	4.88%
Mortgage-backed securities:
Residential	—	—%	—	—%	25,761	4.18%	99,107	3.51%
Commercial	—	—%	124,561	4.34%	71,265	4.55%	18,488	5.01%
Asset-backed securities	—	—%	—	—%	—	—%	—	—%
Corporate investments	492	2.75%	6,229	7.46%	42,665	5.34%	—	—%
Total available for sale	$77,281	4.37%	$584,104	4.07%	$248,826	4.37%	$124,577	3.81%

Total investment securities	$83,385	4.33%	$598,367	4.03%	$251,371	4.37%	$124,922	3.81%

	Maturity as of December 31, 2024
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Treasuries	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government agency obligations	—	—%	—	—%	—	—	—	—
Issued by states and political subdivisions	17,901	3.37%	19,042	2.59%	3,545	3.72%	790	4.39%
Mortgage-backed securities:
Residential	—	—%	—	—%	—	—%	—	—%
Commercial	—	—	—	—%	—	—	—	—
Corporate investments	—	—%	—	—%	—	—%	—	—%
Total held-to-maturity	$17,901	3.37%	$19,042	2.59%	$3,545	3.72%	$790	4.39%

Available for sale:
U.S. Treasuries	$151,606	4.43%	$92,462	4.09%	$—	—	$—	—%
U.S. Government agency obligations	95,403	1.04%	421,298	3.21%	18,296	1.61%	—	—%
Issued by states and political subdivisions	5,894	2.36%	21,638	3.24%	12,168	3.16%	1,329	4.03%
Mortgage-backed securities:
Residential	—	—%	948	1.73%	6,691	3.10%	61,011	2.49%
Commercial	—	—%	9,493	1.51%	2,682	1.58%	230	2.43%
Asset-backed securities	—	—%	—	—%	—	—%	—	—%
Corporate investments	—	—%	1,424	5.63%	46,129	4.25%	850	4.50%
Total available for sale	$252,903	3.10%	$547,263	3.33%	$85,966	3.36%	$63,420	2.55%

Total investment securities	$270,804	3.12%	$566,305	3.31%	$89,511	3.38%	$64,210	2.57%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates indicated:

	As of December 31, 2025		As of December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Secured by real estate:
Residential properties	$1,748,571	27.79%	$1,640,428	26.73%
Construction and land development	452,044	7.18%	534,366	8.71%
Farmland	339,528	5.40%	307,372	5.01%
Other commercial	2,805,604	44.59%	2,836,836	46.24%
Total real estate	5,345,747	84.96%	5,319,002	86.69%
Commercial and industrial	721,855	11.47%	603,828	9.84%
Agricultural production and other loans to farmers	112,345	1.79%	100,839	1.64%
Consumer and other	111,586	1.77%	112,310	1.83%
Total loans, gross	6,291,533	100.00%	6,135,979	100.00%
Allowance for credit losses	(71,066)		(71,913)
Total loans, net	$6,220,467		$6,064,066

Our loan portfolio was comprised of 70.4% commercial loans and 29.6% consumer loans as of December 31, 2025, compared to 71.4% commercial loans and 28.6% consumer loans as of December 31, 2024. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At December 31, 2025, BancPlus’ loan portfolio included $253.4 million of loan participations purchased, or 4.03% of total loans, which included $61.1 million of shared national credits. At December 31, 2024, BancPlus’ loan portfolio included $318.1 million of loan participations purchased, or 5.18% of total loans, which included $121.4 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates indicated:

	As of December 31, 2025
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$218,398	$771,566	$392,102	$366,505	$1,748,571
Construction and land development	251,389	184,530	10,796	5,329	452,044
Farmland	45,878	175,563	106,438	11,649	339,528
Other commercial	662,331	1,618,741	409,676	114,856	2,805,604
Total real estate	1,177,996	2,750,400	919,012	498,339	5,345,747
Commercial and industrial	220,955	433,361	67,538	1	721,855
Agricultural production and other loans to farmers	64,223	47,594	528	—	112,345
Consumer and other loans	31,161	72,582	3,902	3,941	111,586
Total loans	$1,494,335	$3,303,937	$990,980	$502,281	$6,291,533

	As of December 31, 2024
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$168,240	$680,167	$393,150	$398,871	$1,640,428
Construction and land development	267,426	231,240	27,063	8,637	534,366
Farmland	49,943	135,745	104,561	17,123	307,372
Other commercial	484,284	1,846,367	354,738	151,447	2,836,836
Total real estate	969,893	2,893,519	879,512	576,078	5,319,002
Commercial and industrial	206,208	345,083	52,537	—	603,828
Agricultural production and other loans to farmers	55,315	44,207	1,317	—	100,839
Consumer and other loans	30,826	72,875	4,299	4,310	112,310
Total loans	$1,262,242	$3,355,684	$937,665	$580,388	$6,135,979

	As of December 31, 2025
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,295,784	$452,787	$1,748,571
Construction and land development	193,558	258,486	452,044
Farmland	192,109	147,419	339,528
Other commercial	1,812,815	992,789	2,805,604
Total real estate	3,494,266	1,851,481	5,345,747
Commercial and industrial	340,278	381,577	721,855
Agricultural production and other loans to farmers	47,480	64,865	112,345
Consumer and other loans	63,110	48,476	111,586
Total loans	$3,945,134	$2,346,399	$6,291,533

	As of December 31, 2024
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,242,050	$398,378	$1,640,428
Construction and land development	240,849	293,517	534,366
Farmland	171,780	135,592	307,372
Other commercial	1,946,477	890,359	2,836,836
Total real estate	3,601,156	1,717,846	5,319,002
Commercial and industrial	301,050	302,778	603,828
Agricultural production and other loans to farmers	53,269	47,570	100,839
Consumer and other loans	68,923	43,387	112,310
Total loans	$4,024,398	$2,111,581	$6,135,979

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At December 31, 2025, BancPlus had total off-balance sheet commitments of $1.31 billion. At December 31, 2025, BancPlus had an allowance for credit loss on off-balance sheet commitments of $6.42 million.

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

The tables below set forth information on BancPlus’ asset classification as of the dates indicated. BancPlus had no assets classified as loss.

	As of December 31, 2025
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,714,338	$3,448	$30,785	$—	$1,748,571
Construction and land development	441,428	1,443	8,907	266	452,044
Farmland	335,255	—	4,273	—	339,528
Other commercial	2,757,221	885	47,498	—	2,805,604
Total real estate	5,248,242	5,776	91,463	266	5,345,747
Commercial and industrial	702,312	1,252	18,280	11	721,855
Agricultural production and other loans to farmers	111,335	—	961	49	112,345
Consumer and other	111,265	—	321	—	111,586
Total	$6,173,154	$7,028	$111,025	$326	$6,291,533

	As of December 31, 2024
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,611,245	$2,874	$26,277	$32	$1,640,428
Construction and land development	527,474	2,549	4,343	—	534,366
Farmland	303,228	479	3,665	—	307,372
Other commercial	2,819,926	2,052	14,127	731	2,836,836
Total real estate	5,261,873	7,954	48,412	763	5,319,002
Commercial and industrial	580,999	6,521	15,069	1,239	603,828
Agricultural production and other loans to farmers	99,963	—	876	—	100,839
Consumer and other	111,732	258	320	—	112,310
Total	$6,054,567	$14,733	$64,677	$2,002	$6,135,979

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans that are 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates indicated:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Nonaccrual loans:
Real estate loans:
Residential properties	$10,667	$6,070
Construction and land development	2,025	2,634
Farmland	1,389	346
Other commercial	6,818	3,511
Total real estate	20,899	12,561
Commercial and industrial	1,547	1,912
Agricultural production and other loans to farmers	861	—
Consumer and other	168	194
Total nonaccrual loans	23,475	14,667

90+ days past due and accruing:
Real estate loans:
Residential properties	2,797	3,591
Construction and land development	—	869
Farmland	—	1,761
Other commercial	859	1,255
Total real estate	3,656	7,476
Commercial and industrial	203	726
Agricultural production and other loans to farmers	6	643
Consumer and other	9	1
Total 90+ days past due and accruing	3,874	8,846
Total nonperforming loans	27,349	23,513
Plus: foreclosed assets	5,243	7,963
Total nonperforming assets	$32,592	$31,476

Nonaccrual loans to total loans	0.37%	0.24%
Nonperforming loans to total loans	0.43%	0.38%
Nonperforming assets to total assets	0.40%	0.40%
Allowance for credit losses to nonaccrual loans	302.73%	490.30%

Total nonperforming assets increased by $1.1 million, or 3.55%, from $31.5 million at December 31, 2024 to $32.6 million at December 31, 2025. The ratio for nonaccrual loans to total loans increased 13 basis points from 0.24% at December 31, 2024 to 0.37% at December 31, 2025. The increase in nonperforming assets and the ratio for nonaccrual loans to total loans was primarily a result of increases in nonaccrual loans in the current year partially offset by a decrease in loans 90+ days past due and accruing.

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

These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During 2025, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of tariffs, supply chain disruptions, labor shortages, and the conflicts in Ukraine and the Middle East. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for credit losses.

The allowance for credit losses was $71.1 million and $71.9 million, and the allowance for credit losses as a percentage of loans was 1.13% and 1.17%, at December 31, 2025 and December 31, 2024, respectively. Net charge-offs totaled $5.8 million and $3.1 million for the year ended December 31, 2025 and 2024, respectively. The decrease in the allowance for credit losses was primarily a result of changes to the calculated loss rate.

The following is a summary of the activity in the allowance for credit loss reserve as of and for the year-to-date periods indicated:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Balance, beginning of period	$71,913	$65,872
Charge-offs:
Residential properties	696	399
Construction and land development	1,365	284
Farmland	353	—
Other commercial	283	427
Total real estate	2,697	1,110
Commercial and industrial	2,316	1,420
Agricultural production and other loans to farmers	580	—
Consumer and other	2,694	3,834
Total charge-offs	8,287	6,364
Recoveries:
Residential properties	499	334
Construction and land development	94	87
Farmland	21	52
Other commercial	92	312
Total real estate	706	785
Commercial and industrial	446	121
Agricultural production and other loans to farmers	14	—
Consumer and other	1,336	2,397
Total recoveries	2,502	3,303
Net charge-offs	5,785	3,061
Provision for credit losses	4,938	9,102
Balance, end of period	$71,066	$71,913

Total loans, end of period (including loans held for sale)	$6,301,982	$6,145,374
Average loans	6,175,127	6,137,698
Net charge-offs to average loans	0.09%	0.05%
Allowance for credit losses to total loans	1.13%	1.17%

The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	Years Ended December 31,
	2025			2024
(Dollars in thousands)	Net Charge- offs	Average Loans	Net Charge- offs to Average Loans	Net Charge- offs	Average Loans	Net Charge- offs to Average Loans
Residential properties	$197	$1,696,783	0.01%	$65	$1,613,469	0.00%
Construction and land development	1,271	513,915	0.25%	197	635,425	0.03%
Farmland	332	317,494	0.10%	(52)	310,664	(0.02)%
Other commercial	191	2,768,819	0.01%	115	2,752,730	0.00%
Commercial and industrial	1,870	646,208	0.29%	1,299	610,872	0.21%
Agricultural production and other loans to farmers	566	109,083	0.52%	—	101,506	—%
Consumer and other	1,358	112,375	1.21%	1,437	103,956	1.38%
Loans held for sale	—	10,450	—%	—	9,076	—%
Total	$5,785	$6,175,127	0.09%	$3,061	$6,137,698	0.05%

The following tables present a summary of the allocation of the allowance for credit losses by loan portfolio category, and the percentage of loans in each category, for the periods indicated:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$25,991	36.6%	$25,845	35.9%
Construction and land development	7,420	10.4%	9,937	13.8%
Farmland	7,914	11.1%	4,187	5.8%
Other commercial	17,111	24.1%	20,914	29.1%
Total real estate	58,436	82.2%	60,883	84.7%
Commercial and industrial	10,065	14.2%	9,431	13.1%
Agricultural production and other loans to farmers	1,652	2.3%	722	1.0%
Consumer and other	913	1.3%	877	1.2%
Total allowance for credit losses	$71,066	100.0%	$71,913	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million at both December 31, 2025 and December 31, 2024. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the merger (the “SCC Merger”) with State Capital Corp. (“SCC”), the holding company of State Bank & Trust Company, and the FTC Merger. Total other intangible assets at December 31, 2025 and December 31, 2024 were $6.9 million and $8.4 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods indicated:

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent
Non-interest bearing	$1,320,556	0.00%	19.56%	$1,307,121	0.00%	19.93%
Interest bearing:
Transaction accounts	1,384,288	1.79%	20.50%	1,381,070	1.86%	21.06%
Money market and other savings accounts	2,283,396	2.54%	33.82%	2,149,201	3.09%	32.77%
Certificates of deposit	1,498,968	3.66%	22.20%	1,528,993	4.15%	23.31%
Brokered time deposits	264,582	4.42%	3.92%	192,869	5.41%	2.94%
Total deposits	$6,751,790	2.21%	100.00%	$6,559,254	2.53%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $192.5 million, or 2.94%, to $6.75 billion at December 31, 2025 compared with $6.56 billion at December 31, 2024 primarily resulted from increases in money market and other savings accounts and brokered deposits. At December 31, 2025 and 2024, BancPlus held non-time deposits in excess of FDIC insurance limits estimated at $1.49 billion and $1.72 billion, respectively.

The following table shows the maturity of certificates of deposit, including brokered time deposits, as of December 31, 2025:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$236,279	$379,575	$615,854	$141,811
Over 3 months through 6 months	152,185	400,752	552,937	76,435
Over 6 months through 12 months	165,344	333,328	498,672	82,094
Over 12 months	30,294	87,946	118,240	12,559
Total deposits	$584,102	$1,201,601	$1,785,703	$312,899

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At December 31, 2025 and December 31, 2024, BancPlus had no short-term borrowings. The following is a summary of our short-term borrowings during the periods presented.

(Dollars in thousands)	Balances Outstanding			Weighted Average Rate
December 31, 2025	Maximum Month End	Average Daily	At Period End	During Period	At Period End
Federal funds purchased	$—	$3	$—	5.05%	—%

December 31, 2024
Federal funds purchased	$—	$128	$—	5.97%	—%

Advances from FHLB and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. As of December 31, 2025 and December 31, 2024, BancPlus had $60.0 million and $185.0 million in FHLB borrowings, at a weighted average interest rate of 4.21% and 4.33%, respectively.

The Company also has available funding from the Federal Reserve Bank’s discount window which it utilizes from time to time for short-term funding. At December 31, 2025 and December 31, 2024, the Company had no borrowings outstanding with the Federal Reserve Bank.

On June 13, 2025, the Company entered into a Loan Agreement (the "Initial Loan Agreement") with First Horizon Bank ("First Horizon"). Under the terms of the Initial Loan Agreement, First Horizon agreed to provide the Company with a $30.0 million term loan (the "Initial Term Loan"), which was drawn down in full. On December 29, 2025, the Company entered into an Amended and Restated Loan Agreement (the "Amended Loan Agreement") with First Horizon. Under the terms of the Amended Loan Agreement, First Horizon agreed to provide the Company with an additional $10.0 million term loan (the "Subsequent Term Loan", collectively with the Initial Term Loan, the “Term Loans”), which was also drawn down in full. At December 31, 2025, the balance on the Term Loans was $38.5 million.

The Term Loans are collateralized by all of the outstanding shares of common stock of BankPlus pursuant to the terms of a Pledge Agreement dated June 13, 2025, as amended on December 29, 2025, between the Company and First Horizon (the “Pledge Agreement”).

The Term Loans bear interest at the prime rate of interest as reported in The Wall Street Journal published daily minus a margin of 0.55%, subject to a minimum rate of 4.00%. Principal and interest payments are due quarterly on each of March 15, June 15, September 15, and December 15 in the amount of $750,000 for the Initial Term Loan and $250,000 for the Subsequent Term Loan. The Term Loans may be prepaid in full or in part at any time with no prepayment penalty. In conjunction with the Initial Term Loan, the Company incurred debt issuance costs of $38,000. These issuance costs are netted with the balance of the Initial Term Loan on the Company's consolidated balance sheet and are amortized over the life of the Initial Term Loan. The Initial Term Loan matures on June 15, 2030. The Subsequent Term Loan matures on December 29, 2030. At December 31, 2025, the remaining unamortized balance of these issuance costs was $34,000.

The Amended Loan Agreement contains customary representations and warranties, and customary affirmative covenants, related to, among other things, the maintenance of certain financial standards, the payment of dividends from the Bank to the Company and the provision of financial and other information to First Horizon. The Company and/or the Bank, as provided for in the Amended Loan Agreement, must maintain, among other financial standards, (i) a "Well Capitalized" rating as required by any applicable regulatory authority, (ii) a Tier 1 Leverage Ratio of not less than 8.00%, (iii) a return on average assets of at least 0.75% and (iv) a loan to value ratio of not more than 40%. The Amended Loan Agreement also contains customary negative covenants, related to, among other things, restrictions on indebtedness, liens, changes in management, mergers, dispositions, dividends and other distributions.

The Amended Loan Agreement provides for events of default customary for loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and a change in control of the Bank or the Company, as well as the initiation of certain actions by regulators of the Bank or the Company or the failure by the Bank or the Company to comply with the terms of any memorandum of understanding or letter agreement with any bank regulatory agency. During the existence of an event of default, all outstanding amounts of the Term Loans will bear interest at a rate per annum equal to the lesser of (i) the rate otherwise applicable thereto plus 4.00% and (ii) the maximum rate that may be charged under the Amended Loan Agreement, and First Horizon may take various actions, including declaring all outstanding amounts of the Amended Term Loan immediately due and payable and exercising all rights with respect to the collateral.

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	December 31, 2025
2026	$64,014
2027	4,014
2028	4,005
2029	4,000
Thereafter	22,500
Total	$98,533

Subordinated Debentures. On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and are being amortized over the life of the Notes. At December 31, 2025 and December 31, 2024, the remaining unamortized balance of these issuance costs was zero and $785,000, respectively. The Notes initially bore interest at a rate of 6.000% per annum. On June 16, 2025, the Company redeemed the Notes in full in accordance with their terms. The total redemption price was equal to $61.8 million, representing 100% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to, but excluding, June 16, 2025. The Notes were redeemed using the proceeds from a $30.0 million term loan and cash on hand. In conjunction with the redemption of the Notes, the Company recognized a loss on extinguishment of debt of $725,000 in the second quarter of 2025 related to the write off unamortized issuance costs at the time of extinguishment.

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “FTC Subordinated Notes”). The FTC Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term SOFR plus 527 basis points, payable quarterly in arrears. On December 30, 2025, the Company redeemed the Subordinated Notes in full in accordance with their terms. The total redemption price was equal to $21.6 million, representing 100% of the aggregate principal of the Subordinated Notes, plus accrued and unpaid interest to, but excluding December 30, 2025. The Subordinated Notes were redeemed using the proceeds of a $10.0 million term loan and cash on hand.

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

The following table is a summary of debentures payable to statutory trusts:

(Dollars in thousands)	Year of Maturity	Interest Rate	December 31, 2025	December 31, 2024
First Bancshares of Baton Rouge Statutory Trust I	2034	Variable(1)	$4,124	$4,124
State Capital Statutory Trust IV	2035	Variable(2)	5,155	5,155
BancPlus Statutory Trust II	2036	Variable(3)	20,619	20,619
BancPlus Statutory Trust III	2037	Variable(4)	20,619	20,619
State Capital Master Trust	2037	Variable(5)	6,186	6,186
			$56,703	$56,703

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

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at December 31, 2025 due to the remaining purchase discount which was established upon the SCC Merger and is being amortized over the remaining life of the debentures. At December 31, 2025 and December 31, 2024, the remaining unamortized purchase discount was $3.0 million and $3.2 million, respectively.

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

Shareholders’ equity (before adjustment for redeemable common stock owned by ESOP) increased $77.6 million, or 10.0%, to $852.0 million at December 31, 2025 from $774.4 million at December 31, 2024, primarily due to net income of $82.4 million, other comprehensive income of $23.8 million, and stock based compensation of $6.5 million, partially offset by common stock dividends paid of $23.5 million, retirement of Company Stock of $4.8 million, preferred stock dividends paid of $4.5 million, and shares withheld to satisfy withholding obligation in the vesting of restricted stock of $2.3 million.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

Primary Liquidity – On-Balance Sheet (Dollars in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$348,249	$409,639
Total securities	1,058,045	990,830
Less: pledged securities	(273,591)	(157,665)
Total primary liquidity	$1,132,703	$1,242,804
Ratio of primary liquidity to total deposits	16.2%	18.4%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity (Dollars in thousands)	December 31, 2025	December 31, 2024
Net secured borrowing capacity with the FHLB	$2,043,201	$1,927,118
Net secured borrowing capacity with the Federal Reserve Bank	1,288,575	1,198,946
Unsecured borrowing capacity with correspondent lenders	198,000	198,000
Total secondary liquidity	$3,529,776	$3,324,064
Ratio of primary and secondary liquidity to total deposits	66.7%	67.6%

During the year ended December 31, 2025, BancPlus’ primary liquidity decreased by $0.11 billion to $1.13 billion, compared to $1.24 billion at December 31, 2024, primarily due to a decrease in cash and cash equivalents and an increase in pledged securities. Secondary liquidity increased by $0.21 billion to $3.53 billion as of December 31, 2025 from $3.32 billion as of December 31, 2024. This increase was primarily due to an increase in BancPlus’ Federal Reserve and FHLB borrowing capacities.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $6.12 billion and $5.91 billion and represented 87.5% and 87.6% of total deposits as of December 31, 2025 and December 31, 2024, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources.

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

Due to state banking laws, BankPlus may not pay dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $28.8 million for both of the years ended December 31, 2025 and December 31, 2024 to BancPlus. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

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

The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of December 31, 2025 and December 31, 2024, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action.

As of December 31, 2025 and December 31, 2024, BancPlus and BankPlus met the minimum CBLR requirement and therefore satisfied the capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates indicated (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
As of December 31, 2025:	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$844,129	10.67%	$711,795	9.00%

Bank:
Community Bank Leverage Ratio	$862,204	10.91%	$711,404	9.00%

	Actual		Minimum Requirement to be Well Capitalized
As of December 31, 2024	Capital Amount	Ratio	Capital Amount	Ratio
Consolidated:
Community Bank Leverage Ratio	$795,241	10.07%	$710,980	9.00%

Bank:
Community Bank Leverage Ratio	$799,421	10.13%	$710,566	9.00%

Contractual Obligations

Contractual obligations as of December 31, 2025, totaled $1.93 billion and were primarily comprised of deposits with maturities of $1.79 billion, FHLB advances of $60.0 million, operating lease obligations of $42.6 million, and other borrowings of $38.5 million. Contractual obligations due within the next twelve months were $1.74 billion and were primarily related to time deposits with maturity dates, FHLB advances, and other borrowings. Contractual obligations due in more than 12 months were $190.1 million and were comprised of $118.2 million of time deposits with maturity dates, $37.3 million in operating lease obligations, and $34.5 million of other borrowings. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

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

The following is a discussion of the critical accounting policies and significant estimates that BancPlus believes require BancPlus to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our 2025 consolidated financial statements elsewhere in this Annual Report on Form 10-K.

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

Potential changes over a 12-month horizon to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of December 31, 2025 and 2024 are presented in the table below (dollars in thousands). The projections assume immediate, parallel shifts down and up from the yield curves of 100, 200, and 300 basis points.

	As of December 31, 2025
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%
300	(11,718)	(4.0)%	(185,406)	(14.0)%
200	(9,820)	(3.4)%	(124,803)	(9.4)%
100	(7,820)	(2.7)%	(69,177)	(5.2)%
Unchanged	—	—%	—	—%
-100	2,000	0.7%	20,376	1.5%
-200	9,385	3.2%	57,760	4.4%
-300	17,982	6.2%	63,024	4.7%

	As of December 31, 2024
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%
300	(5,418)	(2.0)%	(165,245)	(14.1)%
200	(5,031)	(1.8)%	(108,177)	(9.3)%
100	(5,052)	(1.9)%	(58,845)	(5.0)%
Unchanged	—	—%	—	—%
-100	(2,118)	(0.8)%	22,083	1.9%
-200	166	0.1%	39,213	3.4%
-300	5,826	2.1%	48,297	4.1%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 4.0% decrease in net interest income and a 14.0% decrease in EVE as of December 31, 2025. At December 31, 2024, in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 2.0% decrease in net interest income and a 14.1% decrease in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced a 0.7% increase in net interest income and a 1.5% increase in EVE as of December 31, 2025, and a 0.8% decrease in net interest income and a 1.9% increase in EVE as of December 31, 2024.

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

December 31, 2025, 2024, and 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

BancPlus Corporation and Subsidiaries

Ridgeland, Mississippi

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BancPlus Corporation and its Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud..

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Note 1 and Note 4 to the consolidated financial statements, the Company’s allowance for credit losses on loans was $71.1 million as of December 31, 2025. The allowance for credit losses on loans is estimated primarily using quantitative methodologies using relevant available information from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Also included in the allowance for credit losses on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative method or the economic assumptions.

We identified the qualitative portion of the allowance for credit losses on loans as a critical audit matter. The principal considerations for that determination included the high degree of judgment and subjectivity relating to the determination of the qualitative factor adjustments. Auditing these assumptions required a high degree of auditor effort, specialized skills and knowledge, and significant auditor judgment.

The primary procedures we performed as of December 31, 2025 to address this critical audit matter included:

•
We obtained an understanding of the Company’s process for determining the allowance for credit losses on loans and evaluated the design of controls relating to the allowance for credit losses on loans, including controls over the review and approval of the qualitative factors, and the risk rating assigned, to address risks not already incorporated within the model.
•
We evaluated management’s determination of qualitative adjustments through the following:
o
Evaluated the reasonableness and adequacy of management’s qualitative factor adjustment framework and the application of qualitative factor adjustments within the framework, including evaluating the appropriate establishment of qualitative factor risk ratings against third party or internal sources.
o
Evaluated the qualitative factors for appropriate application through analyzing overall trends in credit quality including severity of past due loans, non-accrual loans and current business conditions.
o
Evaluated and tested the data and inputs utilized within the allowance for credit losses on loans calculation for completeness and accuracy, including mathematical accuracy of the calculation

We have served as the Company’s auditor since 2008.

/s/ Forvis Mazars, LLP

Jackson, Mississippi

March 9, 2026

BancPlus Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,
	2025	2024
Assets:
Cash and due from banks	$82,358	$90,602
Interest bearing deposits with banks	265,891	319,037
Total cash and cash equivalents	348,249	409,639
Securities available for sale, net of allowance for credit losses of zero at December 31, 2025 and 2024	1,034,788	949,552
Securities held to maturity - fair value: $23,217 - 2025; $41,144 - 2024	23,257	41,278
Loans held for sale	10,449	9,395

Loans	6,291,533	6,135,979
Less: Allowance for credit losses	71,066	71,913
Net loans	6,220,467	6,064,066

Premises and equipment, net	143,768	141,008
Operating lease right-of-use asset	30,558	29,545
Accrued interest receivable	36,287	33,464
Goodwill	62,772	62,772
Other assets	167,853	186,062
	$8,078,448	$7,926,781
Liabilities:
Deposits	$6,990,219	$6,753,978
Advances from Federal Home Loan Bank and other borrowings	98,499	185,046
Subordinated debentures	53,689	133,875
Operating lease liabilities	32,523	31,425
Accrued interest payable	14,233	13,757
Other liabilities	37,267	34,281
Total liabilities	7,226,430	7,152,362

Commitments and Contingent Liabilities:
Redeemable common stock owned by ESOP	105,317	95,253

Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value 250,000 authorized, issued and outstanding at December 31, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $250,000	250,000	250,000
Common Stock, par value $1.00 per share. 100,000,000 authorized and 11,678,902 issued and outstanding at December 31, 2025, and 100,000,000 authorized and 11,694,256 issued and outstanding at December 31, 2024	11,679	11,694
Additional paid-in capital	126,581	127,215
Retained earnings	465,604	411,186
Accumulated other comprehensive loss	(1,846)	(25,676)
	852,018	774,419
Less: Redeemable common stock owned by ESOP	(105,317)	(95,253)
Total shareholders' equity	746,701	679,166
	$8,078,448	$7,926,781

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Interest income:
Interest and fees on loans	$383,586	$379,441	$341,376
Taxable securities	34,678	29,324	19,118
Tax-exempt securities	1,225	1,323	1,452
Interest bearing bank balances and other	13,128	12,294	3,548
Total interest income	432,617	422,382	365,494
Interest expense:
Deposits	149,393	166,011	104,731
Advances from Federal Home Loan Bank	5,888	11,515	21,326
Other borrowings	8,213	9,105	9,188
Total interest expense	163,494	186,631	135,245
Net interest income	269,123	235,751	230,249
Provision for credit losses	5,728	5,782	2,937
Net interest income after provision for credit losses	263,395	229,969	227,312

Other operating income:
Service charges on deposit accounts	25,027	23,927	25,080
Mortgage origination income	5,737	5,203	4,087
Debit card interchange	10,380	10,962	10,262
Gain (loss) on sale of securities, net	(6,331)	8	(2)
Other income	34,964	31,075	30,337
Total other operating income	69,777	71,175	69,764

Other operating expenses:
Salaries and employee benefits	134,957	129,603	127,259
Net occupancy expenses	19,295	18,835	18,181
Furniture, equipment and data processing expenses	29,702	29,849	30,309
Other expenses	44,470	41,695	45,130
Total other operating expenses	228,424	219,982	220,879

Income before income taxes	104,748	81,162	76,197
Income tax expense	22,395	16,361	16,062
Net income	$82,353	$64,801	$60,135
Preferred stock dividends	4,448	2,625	—
Net income available to common shareholders	$77,905	$62,176	$60,135

Earnings per common share - basic	$6.76	$5.42	$5.27
Earnings per common share - diluted	$6.73	$5.41	$5.25

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$82,353	$64,801	$60,135
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale	25,252	7,268	15,905
Reclassification adjustment for net (gain) loss included in net income	6,331	(8)	2
Unrealized holding gains on derivatives arising during the period	148	—	—
Tax effect	(7,901)	(1,808)	(3,961)
Total other comprehensive income, net of tax	23,830	5,452	11,946
Comprehensive income	$106,183	$70,253	$72,081

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Less: Redeemable common stock owned by	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	the ESOP	Equity
January 1, 2023	250,000	$250,000	11,599,595	$11,599	$122,890	$331,732	$(43,074)	$(96,984)	$576,163
Net income	—	—	—	—	—	60,135	—	—	60,135
Other comprehensive income, net	—	—	—	—	—	—	11,946	—	11,946
Issuance of restricted stock	—	—	76,574	77	(77)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(15,287)	(15)	(1,005)	—	—	—	(1,020)
Stock based compensation	—	—	—	—	4,615	—	—	—	4,615
Net change fair value of ESOP shares	—	—	—	—	—	—	—	11,986	11,986
Purchase of Company stock	—	—	(47,661)	(48)	(2,812)	—	—	—	(2,860)
Dividends declared ($1.80 per share)	—	—	—	—	—	(20,912)	—	—	(20,912)
December 31, 2023	250,000	$250,000	11,613,221	$11,613	$123,611	$370,955	$(31,128)	$(84,998)	$640,053
Net income	—	—	—	—	—	64,801	—	—	64,801
Other comprehensive income, net	—	—	—	—	—	—	5,452	—	5,452
Issuance of restricted stock	—	—	104,021	104	(104)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(22,986)	(23)	(1,322)	—	—	—	(1,345)
Stock based compensation	—	—	—	—	5,030	—	—	—	5,030
Net change fair value of ESOP shares	—	—	—	—	—	—	—	(10,255)	(10,255)
Dividends declared ($1.88 per share)	—	—	—	—	—	(21,945)	—	—	(21,945)
Preferred stock dividends declared	—	—	—	—	—	(2,625)	—	—	(2,625)
December 31, 2024	250,000	$250,000	11,694,256	$11,694	$127,215	$411,186	$(25,676)	$(95,253)	$679,166

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In Thousands, Except Share Data) (continued)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Less: Redeemable common stock owned by	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	the ESOP	Equity
January 1, 2025	250,000	$250,000	11,694,256	$11,694	$127,215	$411,186	$(25,676)	$(95,253)	$679,166
Net income	—	—	—	—	—	82,353	—	—	82,353
Other comprehensive income, net	—	—	—	—	—	—	23,830	—	23,830
Issuance of restricted stock	—	—	87,741	88	(88)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(34,606)	(35)	(2,274)	—	—	—	(2,309)
Stock based compensation	—	—	—	—	6,488	—	—	—	6,488
Net change fair value of ESOP shares	—	—	—	—	—	—	—	(10,064)	(10,064)
Purchase of Company stock	—	—	(68,489)	(68)	(4,760)	—	—	—	(4,828)
Dividends declared ($2.00 per share)	—	—	—	—	—	(23,487)	—	—	(23,487)
Preferred stock dividends declared	—	—	—	—	—	(4,448)	—	—	(4,448)
December 31, 2025	250,000	$250,000	11,678,902	$11,679	$126,581	$465,604	$(1,846)	$(105,317)	$746,701

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income per consolidated statements of income	$82,353	$64,801	$60,135
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	5,728	5,782	2,937
Depreciation and amortization	9,863	10,071	10,287
Net accretion of securities	(3,564)	(7,572)	—
Net (gain) loss on sales of premises and equipment	716	(1,529)	1,049
Write-downs of assets held for sale	1,344	470	1,440
Net (gain) loss on sales of other real estate owned	(602)	7	8
Gain on loans held for sale	(5,737)	(5,203)	—
Write-downs of other real estate owned	1,400	975	422
Deferred income tax expense	15	2,800	397
Federal Home Loan Bank stock dividends	(693)	(1,299)	(1,240)
Stock based compensation expense	6,488	5,030	4,615
Origination of loans held for sale	(226,066)	(284,319)	(258,185)
Proceeds from loans held for sale	212,444	286,728	257,033
Earnings on bank-owned life insurance	(3,944)	(4,329)	(2,286)
Amortization of equity method investments	4,036	—	—
Loss on early extinguishment of subordinated debentures	725	—	—
Loss (gain) on sale of securities, net	6,331	(8)	2
Repayment of operating lease liabilities	(4,188)	—	—
Gain on sale of branches	(5,418)	—	—
Net change in:
Accrued interest receivable and other assets	(4,110)	(5,010)	(9,408)
Accrued interest payable and other liabilities	8,261	(426)	16,798
Net cash from operating activities	85,382	66,969	84,004
Cash flows from investing activities:
Purchases of securities available for sale	(664,791)	(1,117,101)	(777,834)
Maturities and calls of securities available for sale	438,782	1,038,645	562,489
Proceeds from sales of securities available for sale	169,627	—	—
Maturities, prepayments and calls of securities held to maturity	17,983	13,845	7,030
Net increase in loans	(148,125)	(62,775)	(262,134)
Purchases of premises and equipment	(16,028)	(32,641)	(19,588)
Proceeds from sales of premises and equipment	—	11,999	43
Proceeds from sales of other real estate owned	5,704	3,552	3,796
Investment in unconsolidated entities	(3,194)	(5,627)	(254)
Distributions from unconsolidated entities	—	—	483
Proceeds from bank-owned life insurance	3,500	2,729	350
Redemptions of Federal Home Loan Bank stock	7,421	10,917	13,223
Purchases of Federal Home Loan Bank stock	—	—	(15,927)
Cash paid in sale of branches	(88,567)	—	—
Net cash used in investing activities	(277,688)	(136,457)	(488,323)

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$(12,305)	$(25,500)	$(307,073)
Money market, NOW and savings deposits	400,007	21,378	127,633
Certificates of deposit	(54,080)	432,364	680,272
Proceeds from FHLB advances	1,984	215,000	8,185,000
Payments on FHLB advances	(126,997)	(405,013)	(8,128,025)
Payments on subordinated debentures	(81,000)	—	—
Proceeds from other borrowings	41,000	345,004	345,500
Payments on other borrowings	(2,500)	(345,004)	(345,500)
Payment of debt issuance costs	(38)	—	—
Shares withheld to pay taxes on restricted stock vesting	(2,309)	(1,345)	(1,020)
Purchase of Company stock	(4,828)	—	(2,860)
Cash dividends paid on preferred stock	(4,531)	(2,403)	—
Cash dividends paid on common stock	(23,487)	(21,945)	(20,912)
Net cash from financing activities	130,916	212,536	533,015
Net change in cash and cash equivalents	(61,390)	143,048	128,696
Cash and cash equivalents at beginning of year	409,639	266,591	137,895
Cash and cash equivalents at end of year	$348,249	$409,639	$266,591
Supplemental cash flow information:
Interest paid	$162,802	$183,413	$127,040
Federal and state income tax payments	22,350	14,675	14,525
Acquisition of real estate in non-cash foreclosures	3,782	5,747	2,363
Transfers from premises and equipment to assets held for sale	1,694	—	9,506
Transfers from loans held for sale to loans	1,324	—	—
Assets transferred to buyer in branch sale	2,135	—	—
Lease liabilities arising from obtaining right-of-use assets	5,417	1,174	—

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

Variable Interest Entities

The Company owns interests in limited liability partnerships and 100% of the common stock of five statutory trusts, discussed in Note 12. As defined in applicable accounting standards, these are interests in variable interest entities (“VIE”) for which the Company is not the primary beneficiary. Accordingly, the accounts of the VIEs have not been consolidated into the Company’s financial statements.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include interest and noninterest-bearing cash accounts and federal funds sold. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. The Company had deposits with correspondent banks that exceeded federally insured limits by $2.6 million at December 31, 2025. Net cash flows are reported for customer deposit transactions and short term borrowings. Cash flows from loans are classified at the time according to management’s intent to either sell or hold the loan for the foreseeable future. When management’s intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.

Comprehensive Income

Comprehensive income includes net income reported in the consolidated statements of income and changes in unrealized gain or loss on securities available for sale and derivatives reported as a component of shareholders' equity. Unrealized gain or loss on securities available for sale and derivatives, net of deferred income taxes, is the only component of accumulated other comprehensive income (loss) for the Company.

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

Loans Held for Sale

For loans held for sale originated after January 1, 2025, the Company elected the fair value option to offset the volatility in the derivative instruments of the forward commitments entered into in conjunction with the mortgage loans held for sale. These mortgage loans are carried at fair value, with unrealized gains and losses recorded in the consolidated statements of income. Loans held for sale originated prior to January 1, 2025 are carried at the lower of cost or estimated fair value. Loans held for sale are generally sold with mortgage servicing rights released.

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

Federal Home Loan Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Company’s investment in member bank stock is carried at cost and included in other assets in the consolidated balance sheets. The carrying value of the Company’s FHLB stock was evaluated and determined not to be impaired for the years ended December 31, 2025 and 2024. Both cash and stock dividends are reported as income.

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

Derivative Instruments

The Company is a party to interest rate swap agreements that relate to interest rate swaps that the Company enters into with customers to convert variable rate loans to a fixed rate. Under these customer interest rate swaps, the Company pays interest at a variable rate and receives interest at a fixed rate on the same notional amount. At December 31, 2025, the fair value of these customer interest rate swaps was $180,000 and was recorded in other assets in the Company's Consolidated Balance Sheets. Concurrent with the execution of each customer swap, the Company enters into an offsetting interest rate swap with an unaffiliated financial institution. Under the offsetting swap, the Company pays interest at the same fixed rate and receives interest at the same variable rate on an identical notional amount. At December 31, 2025, the fair value of these offseting swaps was $180,000 and was recorded in other liabilities in the Company's Consolidated Balance Sheets. Changes in the fair value of the customer and offsetting swaps generally offset, with residual exposure limited primarily to counterparty credit risk. Counterparty credit risk is evaluated using established risk management practices, including consideration of counterparty risk ratings, probability of default, and loss given default assumptions.

The Company has risk participation agreements with financial institution counterparties related to interest rate swaps on loans in which the Company is a participant. These agreements provide credit protection to the financial institution in the event the borrower fails to perform under its derivative contract. In addition, the Company has risk participation agreements related to interest rate swaps on loans for which the Company is the lead bank. These agreements provide credit protection to the Company should the borrower fail to perform under its derivative contract. Fees received on these derivative transactions, net of estimated credit losses associated with the related credit exposure, are recognized in earnings at the time the transaction is executed. At December 31, 2025, the fair value of these risk participation agreements was $148,000 and was recorded in other assets in the Company's Consolidated Balance Sheets.

At December 31, 2025, the Company had $111,000, net of tax, of unrealized holding gains on derivatives recorded in accumulated other comprehensive income.

Mortgage Banking Derivatives

The Company also enters into interest rate lock commitments in conjunction with its mortgage origination business. These are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company locks in the rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. For more information about mortgage banking derivatives see Note 17 Commitments and Contingencies.

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance, ASC Topic 740, “Income Taxes”. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. A valuation allowance, if needed, reduces deferred assets to the amount expected to be realized. The Company did not have a valuation allowance recorded with respect to the realization of deferred income taxes at December 31, 2025 or 2024.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Uncertain tax positions are recognized if it is more likely than not that the tax position will be realized or sustained upon examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not recognize any uncertain tax positions at December 31, 2025 or 2024.

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

	Year Ended
(Dollars in thousands, except per share data)	2025	2024	2023
Net income available to common shareholders	$77,905	$62,176	$60,135

Common stock	11,518,909	11,462,789	11,420,482
Dilutive effect of stock-based awards	63,280	35,974	24,108
Total weighted average diluted shares	11,582,189	11,498,763	11,444,590

Basic earnings per common shares	$6.76	$5.42	$5.27
Diluted earnings per common shares	$6.73	$5.41	$5.25

Operating Segments

The Company’s reportable segments are determined by the Chief Operating Decision Maker (“CODM”), based upon information provided about the Company’s revenue streams from its various products and services, primarily financial services operations. The Company has determined that its CODM is not a single individual, but rather a group of executives comprising the Chief Executive

Officer and other senior executives. The Company’s operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all financial services operations are considered by management to be aggregated into one reportable operating segment. The CODM uses consolidated net income to benchmark the Company against its competitors and assess performance. Revenue is generated by loans, investments, and deposits. Interest expense, provision for credit losses, and salaries and employee benefits expense provide significant expenses in the financial services operations. Total assets for the Company's reportable segment are as reported on the Company's Consolidated Balance Sheets.

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

Branch Sale

On August 25, 2025, the Company entered into a Deposit Assumption and Asset Purchase Agreement to sell its branch located in McComb, Mississippi, including all of its assets and liabilities. As of December 31, 2025, the branch sale was expected to include approximately $14.8 million of loans, $791,000 of premises and equipment, and $53.2 million of deposits subject to an 8% deposit premium. The sale is expected to close in the first half of 2026 subject to customary closing conditions. At the time of this filing, the accounting for this transaction was not complete.

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

Effect of Recently Issued, But Not Yet Adopted Accounting Standards

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

Accounting Standards Update 2025-08 (“ASU 2025-08”), “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” In November 2025, the FASB issued ASU 2025-08 which expands the scope of the “gross‑up” method, formerly applicable only to purchased credit‑deteriorated ("PCD") assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” ("PSLs"). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit‑loss expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either through a business combination or purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 is effective, on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods beginning on January 1, 2027, though early adoption is permitted. The adoption of ASU 2025-08 is not expected to materially impact the Company’s consolidated financial statements.

Accounting Standards Update 2025-10 ("ASU 2025-10"), "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities." In December 2025, the FASB issued ASU 2025-10, which establishes comprehensive U.S. GAAP guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. Under ASU 2025-10, a government grant is recognized only when it is probable the business will meet the grant's conditions and will receive the grant, and when it meets the recognition criteria for either an asset-related or income-related grant. The update permits either a cost-accumulation or deferred-income approach for asset-related grants, while income-related grants must be recognized systematically over the related expense periods. Entities must also present grant-related income appropriately and disclose the nature of the grants, the accounting policies applied, and significant terms and conditions. ASU 2025-10 is effective on December 15, 2028 for all public entities, with early adoption permitted. The adoption of ASU 2025-10 is not expected to materially impact the Company's consolidated financial statements.

Note 2: Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale.

				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
(Dollars in thousands)	Cost	Gains	Losses	Losses	Value
December 31, 2025
U.S. Treasuries	$176,313	$1,890	$20	$—	$178,183
U.S. Government agencies	409,211	5,216	2,720	—	411,707
Residential mortgage-backed securities	131,440	529	7,102	—	124,867
Commercial mortgage-backed securities	213,209	1,674	570	—	214,313
Corporate investments	50,475	395	1,485	—	49,385
State and political subdivisions	56,746	474	887	—	56,333
Total available for sale	$1,037,394	$10,178	$12,784	$—	$1,034,788

December 31, 2024
U.S Treasuries	$244,520	$273	$725	$—	$244,068
U.S. Government agencies	551,530	733	17,267	—	534,996
Residential mortgage-backed securities	79,061	3	10,413	—	68,651
Commercial mortgage-backed securities	13,512	—	1,107	—	12,405
Corporate investments	52,427	13	4,038	—	48,402
State and political subdivisions	42,691	57	1,718	—	41,030
Total available for sale	$983,741	$1,079	$35,268	$—	$949,552

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. For the year ended December 31, 2025, the Company realized losses on the sale of securities of $6.3 million. During 2025, the Company executed a bond portfolio restructuring to improve overall portfolio performance by selling lower-yielding securities and using the proceeds to purchase higher-yielding securities in the current environment. As a result, the Company replaced securities with a total book value of $176.0 million and a weighted average yield of 1.11% with new securities totaling $169.6 million and a weighted average yield of 4.3%, realizing a gross loss of $6.3 million. Total proceeds from the sales of available for sale securities during the year ended December 31, 2025 were $169.6 million. All mortgage-backed securities in the above tables were issued or guaranteed by U.S. government agencies or sponsored agencies. At December 31, 2025 and 2024, the Company had an allowance for credit losses on available for sale securities of zero. The following table provides a roll-forward of the allowance for credit losses on securities available for sale for the periods presented.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Beginning balance	$—	$2,035	$—
Provision for credit losses on available for sale securities	—	—	2,035
Available for sale security charged off	—	(2,035)	—
Ending Balance	$—	$—	$2,035

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2025
States and political subdivisions	$23,257	$5	$45	$23,217
Total held to maturity	$23,257	$5	$45	$23,217

December 31, 2024
States and political subdivisions	$41,278	$—	$134	$41,144
Total held to maturity	$41,278	$—	$134	$41,144

Provided below is a summary of investment securities without an allowance for credit losses that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2025:
Available for sale:
U.S Treasuries	$7,550	$8	$4,810	$12	$12,360	$20
U. S. Government agencies	9,553	37	50,710	2,683	60,263	2,720
Residential mortgage-backed securities	23,659	269	51,188	6,833	74,847	7,102
Commercial mortgage-backed securities	54,855	306	2,827	264	57,682	570
States and political subdivisions	8,316	53	25,214	834	33,530	887
Corporate investments	3,515	6	26,541	1,479	30,056	1,485
	$107,448	$679	$161,290	$12,105	$268,738	$12,784

Held to maturity:
States and political subdivisions	$—	$—	$3,804	$45	$3,804	$45
	$—	$—	$3,804	$45	$3,804	$45

December 31, 2024:
Available for sale:
U.S. Treasuries	$53,637	$462	$4,716	$263	$58,353	$725
U. S. Government agencies	179,142	1,982	244,622	15,285	423,764	17,267
Residential mortgage-backed securities	2,280	29	66,142	10,384	68,422	10,413
Commercial mortgage-backed securities	—	—	12,405	1,107	12,405	1,107
States and political subdivisions	4,375	68	31,633	1,650	36,008	1,718
Corporate investments	—	—	47,962	4,038	47,962	4,038
	$239,434	$2,541	$407,480	$32,727	$646,914	$35,268

Held to maturity:
States and political subdivisions	$628	$8	$4,150	$127	$4,778	$135
	$628	$8	$4,150	$127	$4,778	$135

The number of debt securities in an unrealized loss position decreased from 342 at December 31, 2024 to 228 at December 31, 2025. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The unrealized losses on debt securities have not been recognized as income because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized	Fair	Amortized	Fair
December 31, 2025:	Cost	Value	Cost	Value
One year or less	$77,025	$77,281	$6,104	$6,100
After one through five years	579,815	584,104	14,263	14,227
After five through ten years	249,366	248,826	2,545	2,545
After ten years	131,188	124,577	345	345
	$1,037,394	$1,034,788	$23,257	$23,217
December 31, 2024:
One year or less	$254,327	$252,903	$17,901	$17,900
After one through five years	561,297	547,263	19,042	18,909
After five through ten years	94,410	85,966	3,545	3,545
After ten years	73,707	63,420	790	790
	$983,741	$949,552	$41,278	$41,144

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
December 31, 2025	$273,012	$273,591	$—	$—
December 31, 2024	$164,840	$157,665	$—	$—

The Company monitors the credit quality of held-to-maturity debt securities on a quarterly basis through the use of credit ratings. The following table summarizes the amortized cost basis of held-to-maturity debt securities at December 31, 2025 by credit rating:

(Dollars in thousands)	December 31, 2025
State and political subdivisions held-to-maturity:
S&P: AA+, AA, AA- / Moody's: Aa1, Aa2, Aa3	$3,538
S&P: A+, A, A- / Moody's: A1, A2, A3	670
S&P: BBB+, BBB, BBB- / Moody's: Baa1, Baa2, Baa3	499
Not rated	18,550
$23,257

Note 3: Loans

The following is a summary of the Company’s loan portfolio by loan class.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Secured by real estate:
Residential properties	$1,748,571	$1,640,428
Construction and land development	452,044	534,366
Farmland	339,528	307,372
Other commercial	2,805,604	2,836,836
Total real estate	5,345,747	5,319,002
Commercial and industrial loans	721,855	603,828
Agricultural production and other loans to farmers	112,345	100,839
Consumer and other loans	111,586	112,310
Total loans before allowance for credit losses	$6,291,533	$6,135,979

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

The following table presents the amortized cost basis of nonaccrual loans, segregated by class as of December 31, 2025 and 2024.

(In thousands)	Total Nonaccrual	Nonaccrual with no Allowance for Credit Loss	Past Due 90 days or more and Accruing
December 31, 2025
Secured by real estate:
Residential properties	$10,667	$—	$2,797
Construction and land development	2,025	—	—
Farmland	1,389	—	—
Other commercial	6,818	—	859
Total real estate	20,899	—	3,656
Commercial and industrial loans	1,547	—	203
Agricultural production and other loans to farmers	861	—	6
Consumer and other loans	168	—	9
Total non-accrual loans	$23,475	$—	$3,874

December 31, 2024
Secured by real estate:
Residential properties	$6,070	$—	$3,591
Construction and land development	2,634	—	869
Farmland	346	—	1,761
Other commercial	3,511	—	1,255
Total real estate	12,561	—	7,476
Commercial and industrial loans	1,912	—	726
Agricultural production and other loans to farmers	—	—	643
Consumer and other loans	194	—	1
Total non-accrual loans	$14,667	$—	$8,846

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the year ended December 31, 2025, there were no significant changes to the collateral which secures the collateral-dependent loans, whether due to general deterioration or other reason. The following table presents the amortized cost basis of collateral-dependent loans by class and collateral type as of December 31, 2025 and 2024.

(In thousands)	Real Estate	Accounts Receivable & Inventory	Equipment	Other
December 31, 2025
Secured by real estate:
Residential properties	$4,212	$—	$—	$—
Construction and land development	5,717	—	—	—
Farmland	—	—	—	—
Other commercial	35,793	—	—	175
Total real estate	45,722	—	—	175
Commercial and industrial loans	2,786	8,327	2,037	70
Agricultural production and other loans to farmers	—	—	—	—
Consumer loans	—	—	—	—
Total	$48,508	$8,327	$2,037	$245

(In thousands)	Real Estate	Enterprise Value	Accounts Receivable & Inventory	Equipment	Other
December 31, 2024
Secured by real estate:
Residential properties	$—	$—	$—	$—	$—
Construction and land development		—	—	—	—
Farmland	—	—	—	—	—
Other commercial	3,256	—	—	—	—
Total real estate	3,256	—	—	—	—
Commercial and industrial loans	—	1,229	8,114	1,814	176
Agricultural production and other loans to farmers	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total	$3,256	$1,229	$8,114	$1,814	$176

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(Dollars in thousands)	Past Due 30-89 Days	Past Due 90 Days or more	Total Past Due	Current	Total Loans
December 31, 2025
Secured by real estate:
Residential properties	$14,737	$9,155	$23,892	$1,724,679	$1,748,571
Construction and land development	2,139	1,718	3,857	448,187	452,044
Farmland	360	1,072	1,432	338,096	339,528
Other commercial	4,909	5,511	10,420	2,795,184	2,805,604
Total real estate	22,145	17,456	39,601	5,306,146	5,345,747
Commercial and industrial loans	1,616	1,287	2,903	718,952	721,855
Agricultural production and other loans to farmers	102	867	969	111,376	112,345
Consumer loans	408	117	525	111,061	111,586
Total	$24,271	$19,727	$43,998	$6,247,535	$6,291,533

(Dollars in thousands)	Past Due 30-89 Days	Past Due 90 Days or more	Total Past Due	Current	Total Loans
December 31, 2024
Secured by real estate:
Residential properties	$12,938	$6,986	$19,924	$1,620,504	$1,640,428
Construction and land development	1,131	3,508	4,639	529,727	534,366
Farmland	1,299	1,778	3,077	304,295	307,372
Other commercial	3,070	4,249	7,319	2,829,517	2,836,836
Total real estate	18,438	16,521	34,959	5,284,043	5,319,002
Commercial and industrial loans	1,948	1,176	3,124	600,704	603,828
Agricultural production and other loans to farmers	419	643	1,062	99,777	100,839
Consumer loans	581	114	695	111,615	112,310
Total	$21,386	$18,454	$39,840	$6,096,139	$6,135,979

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

The following table presents the amortized cost basis of loans at December 31, 2025 and 2024 that were both to borrowers experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, by class and type of modification.

	Year Ended December 31, 2025
	Term Extension	Payment Delay	Total	% of Total Loans
(Dollars in thousands)
Residential	$—	$2,595	$2,595	0.04%
Construction and land development	—	1,502	1,502	0.03%
Other commercial	1,065	23,740	24,805	0.39%
Commercial and industrial	15	—	15	0.00%
Total	$1,080	$27,837	$28,917	0.46%

	Year Ended December 31, 2024
	Term Extension	Payment Delay	Combination - Term Extension & Payment Delay	Total	% of Total Loans
(Dollars in thousands)
Other commercial	$899	$1,149	$—	$2,048	0.03%
Commercial and industrial	176	1,794	20	1,990	0.03%
Total	$1,075	$2,943	$20	$4,038	0.06%

The following table describes the financial effects of the modifications made to four borrowers experiencing financial difficulty during the year ended December 31, 2025.

Year Ended December 31, 2025
	Term Extension	Payment Delay
Residential	N/A	Delayed the payment 19 months
Construction and land development	N/A	Delayed the payment 20 months
Other commercial	Extended the term 14 months	Delayed the payment 12 months
Commercial and industrial	Extended the term 25 months	N/A

The following table presents the performance of loans that have been modified during the year ended December 31, 2025.

	Year Ended December 31, 2025
(In thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Secured by real estate:
Residential properties	$—	$—	$2,595
Construction and land development	1,502	—	—
Other commercial	24,805	—	—
Total real estate	26,307	—	2,595
Commercial and industrial loans	15	—	—
Total loans before allowance for credit losses	$26,322	$—	$2,595

The following table describes the financial effects of the modification made to two borrowers experiencing financial difficulty during the year ended December 31, 2024.

Year Ended December 31, 2024
	Term Extension	Payment Delay	Combination - Payment Delay & Term Extension
Other commercial	Extended the term 6 months	Delayed the payment 9 months	N/A
Commercial and industrial	Extended the term 7 months	Delayed the payment 9 months	Extended the term 6 months and delayed the payment 9 months

The following table presents the performance of loans that have been modified during the year ended December 31, 2024.

	Year Ended December 31, 2024
(In thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Secured by real estate:
Other commercial	$2,048	$—	$—
Total real estate	2,048	—	—
Commercial and industrial loans	1,990	—	—
Total loans before allowance for credit losses	$4,038	$—	$—

Note 4: Allowance for Credit Losses

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

Credit Quality Indicators – The Company utilizes a risk grading matrix to assign a grade to each of its loans. Loans are rated on a scale of 1 to 10. A description of the general characteristics of the 10 risk ratings is as follows:

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

Pass loans for the Company include loans in Risk Grades 1 - 6. Special mention loans for the Company include loans in Risk Grade 7. Classified loans for the Company include loans in Risk Grades 8, 9 and 10. Loans may be classified but not considered individually evaluated if the loan falls below the established minimum dollar threshold for individual evaluation of $1.0 million.

The following table reflects loans by credit quality indicator and origination year at December 31, 2025. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$299,560	$171,724	$179,864	$323,489	$228,676	$128,506	$382,519	$1,714,338
Special mention	601	1,878	—	—	—	—	969	3,448
Classified	1,198	1,520	4,158	8,515	2,998	6,004	6,392	30,785
Total residential real estate	$301,359	$175,122	$184,022	$332,004	$231,674	$134,510	$389,880	$1,748,571
Current period gross write offs	$—	$—	$—	$79	$102	$214	$301	$696

Construction & land development:
Pass	$49,182	$21,706	$11,454	$19,041	$3,442	$2,616	$333,987	$441,428
Special mention	—	—	—	1,443	—	—	—	1,443
Classified	—	6	240	81	4	2,171	6,671	9,173
Total construction & land development	$49,182	$21,712	$11,694	$20,565	$3,446	$4,787	$340,658	$452,044
Current period gross write offs	$—	$—	$—	$—	$—	$59	$1,306	$1,365

Farmland:
Pass	$76,991	$34,117	$27,120	$55,283	$20,828	$25,344	$95,572	$335,255
Special mention	—	—	—	—	—	—	—	—
Classified	565	22	1,250	834	649	953	—	4,273
Total farmland	$77,556	$34,139	$28,370	$56,117	$21,477	$26,297	$95,572	$339,528
Current period gross write offs	$—	$—	$273	$—	$80	$—	$—	$353

Other commercial real estate:
Pass	$454,629	$164,721	$118,079	$394,901	$341,572	$307,898	$975,421	$2,757,221
Special mention	—	104	—	—	—	315	466	885
Classified	1,216	5,324	5,128	2,200	1,797	4,625	27,208	47,498
Total other commercial real estate	$455,845	$170,149	$123,207	$397,101	$343,369	$312,838	$1,003,095	$2,805,604
Current period gross write offs	$—	$—	$—	$12	$—	$271	$—	$283

Commercial & industrial loans:
Pass	$203,730	$59,255	$41,633	$53,389	$10,397	$14,114	$319,794	$702,312
Special mention	—	—	697	35	—	—	520	1,252
Classified	1,157	1,067	10,566	2,306	990	114	2,091	18,291
Total commercial & industrial loans	$204,887	$60,322	$52,896	$55,730	$11,387	$14,228	$322,405	$721,855
Current period gross write offs	$5	$62	$192	$52	$64	$1,655	$286	$2,316

Agricultural production & other loans to farmers:
Pass	$17,954	$9,911	$5,656	$1,672	$1,377	$128	$74,637	$111,335
Special mention	—	—	—	—	—	—	—	—
Classified	—	67	269	28	—	—	646	1,010
Total agricultural production & other loans to farmers	$17,954	$9,978	$5,925	$1,700	$1,377	$128	$75,283	$112,345
Current period gross write offs	$—	$18	$19	$—	$109	$—	$434	$580

Consumer & other loans:
Pass	$36,237	$16,343	$5,330	$2,563	$1,064	$4,355	$45,373	$111,265
Special mention	—	—	—	—	—	—	—	—
Classified	88	83	53	2	—	11	84	321
Total consumer & other loans	$36,325	$16,426	$5,383	$2,565	$1,064	$4,366	$45,457	$111,586
Current period gross write offs	$2,022	$219	$177	$92	$23	$24	$137	$2,694

The following table reflects loans by credit quality indicator and origination year at December 31, 2024. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$248,634	$227,392	$364,409	$263,390	$109,439	$76,815	$321,166	$1,611,245
Special mention	—	575	—	—	—	—	2,299	2,874
Classified	1,345	2,086	7,375	3,502	1,903	5,754	4,344	26,309
Total residential real estate	$249,979	$230,053	$371,784	$266,892	$111,342	$82,569	$327,809	$1,640,428
Current period gross write offs	$—	$16	$45	$127	$12	$181	$18	$399

Construction & land development:
Pass	$46,693	$25,499	$26,219	$6,778	$2,794	$4,700	$414,791	$527,474
Special mention	—	—	154	—	—	—	2,395	2,549
Classified	—	246	246	7	957	2,086	801	4,343
Total construction & land development	$46,693	$25,745	$26,619	$6,785	$3,751	$6,786	$417,987	$534,366
Current period gross write offs	$—	$—	$—	$9	$—	$—	$275	$284

Farmland:
Pass	$40,404	$33,050	$70,171	$26,211	$22,870	$17,868	$92,654	$303,228
Special mention	363	96	—	—	—	—	20	479
Classified	73	1,542	417	527	62	1,044	—	3,665
Total farmland	$40,840	$34,688	$70,588	$26,738	$22,932	$18,912	$92,674	$307,372
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate:
Pass	$161,438	$171,619	$466,422	$362,617	$233,807	$222,231	$1,201,792	$2,819,926
Special mention	501	—	470	—	—	—	1,081	2,052
Classified	643	2,360	2,631	2,851	2,226	3,562	585	14,858
Total other commercial real estate	$162,582	$173,979	$469,523	$365,468	$236,033	$225,793	$1,203,458	$2,836,836
Current period gross write offs	$—	$7	$—	$194	$—	$1	$225	$427

Commercial & industrial loans:
Pass	$92,599	$64,806	$110,620	$26,626	$15,720	$12,401	$258,227	$580,999
Special mention	—	288	5,575	—	—	—	658	6,521
Classified	125	8,797	2,813	1,146	410	2,026	991	16,308
Total commercial & industrial loans	$92,724	$73,891	$119,008	$27,772	$16,130	$14,427	$259,876	$603,828
Current period gross write offs	$—	$170	$635	$42	$3	$1	$569	$1,420

Agricultural production & other loans to farmers:
Pass	$15,726	$8,990	$4,312	$2,335	$2,279	$537	$65,784	$99,963
Special mention	—	—	—	—	—	—	—	—
Classified	4	221	8	—	—	—	643	876
Total agricultural production & other loans to farmers	$15,730	$9,211	$4,320	$2,335	$2,279	$537	$66,427	$100,839
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer & other loans:
Pass	$41,583	$15,326	$6,043	$1,953	$2,435	$2,771	$41,621	$111,732
Special mention	—	258	—	—	—	—	—	258
Classified	24	105	79	3	29	—	80	320
Total consumer & other loans	$41,607	$15,689	$6,122	$1,956	$2,464	$2,771	$41,701	$112,310
Current period gross write offs	$3,164	$235	$91	$70	$52	$49	$173	$3,834

Transactions in the allowance for credit losses and balances in the loan portfolio by loan segment are as follows:

(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
December 31, 2025
Allowance for loan credit losses:
Balance, beginning of year	$9,431	$35,038	$25,845	$1,599	$71,913
Provision for loan credit losses	2,504	(799)	343	2,890	4,938
Recoveries on loans	446	207	499	1,350	2,502
Loans charged off	(2,316)	(2,001)	(696)	(3,274)	(8,287)

Balance, end of year	$10,065	$32,445	$25,991	$2,565	$71,066

Period End Allowance Balance Allocated To:
Individually evaluated	$83	$592	$—	$—	$675
Collectively evaluated	9,982	31,853	25,991	2,565	70,391
Ending balance	$10,065	$32,445	$25,991	$2,565	$71,066

Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled approximately $28.5 million at December 31, 2025 and is excluded from the estimate of credit losses.

(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
December 31, 2024:
Allowance for loan credit losses:
Balance, beginning of year	$6,556	$37,767	$20,487	$1,062	$65,872
Provision for loan credit losses	4,174	(2,469)	5,423	1,974	9,102
Recoveries on loans	121	451	334	2,397	3,303
Loans charged off	(1,420)	(711)	(399)	(3,834)	(6,364)

Balance, end of year	$9,431	$35,038	$25,845	$1,599	$71,913

Period End Allowance Balance Allocated To:
Individually evaluated	$922	$—	$—	$—	$922
Collectively evaluated	8,509	35,038	25,845	1,599	70,991
Ending balance	$9,431	$35,038	$25,845	$1,599	$71,913

(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
December 31, 2023:
Allowance for loan credit losses:
Balance, beginning of year	$6,916	$39,471	$16,422	$810	$63,619
Provision for loan credit losses	201	(1,488)	4,098	1,645	4,456
Recoveries on loans	274	425	222	1,830	2,751
Loans charged off	(835)	(641)	(255)	(3,223)	(4,954)

Balance, end of year	$6,556	$37,767	$20,487	$1,062	$65,872

Allowance for Credit Losses on Unfunded Loan Commitments

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

	Year Ended December 31,
(In thousands)	2025	2024
Beginning balance	$5,631	$8,951
(Recovery of) provision for credit losses on unfunded loan commitments	790	(3,320)
Ending Balance	$6,421	$5,631

Note 5: Premises and Equipment

The following is a summary of premises and equipment.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Land	$30,980	$29,114
Bank premises	101,579	86,887
Leasehold improvements	17,644	17,761
Data processing equipment	14,005	36,500
Furniture and other equipment	48,160	49,416
Construction in progress	11,759	23,753
	224,127	243,431
Less accumulated depreciation and amortization	(80,359)	(102,423)
	$143,768	$141,008

Depreciation and amortization expense for premises and equipment totaled $8.4 million in 2025, $8.5 million in 2024, and $8.7 million in 2023. Construction in progress consists primarily of facility improvements. At December 31, 2025, the Company had outstanding contractual commitments related to construction in progress that were not material to the Company's consolidated financial statements.

Note 6: Other Assets

The following is a summary of other assets.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Amortized intangible assets	$6,872	$8,361
Other real estate owned	5,243	7,963
Assets held for sale	1,798	786
Cash value of bank-owned life insurance	106,981	106,537
Federal Home Loan Bank stock	7,288	14,016
Deferred income tax	9,152	17,038
Investment in statutory trusts	1,704	1,704
Other	28,815	29,657
	$167,853	$186,062

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

The following is a summary of amortized intangible assets:

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2025
Core deposit intangibles	$14,726	$7,973	$6,753
Acquired customer relationships	1,415	1,296	119
	$16,141	$9,269	$6,872

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2024
Core deposit intangibles	$14,726	$6,519	$8,207
Acquired customer relationships	1,415	1,261	154
	$16,141	$7,780	$8,361

Amortization expense of intangible assets having determinable useful lives amounted to $1.5 million, $1.6 million, and $1.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. The future amortization schedule for the Company’s intangible assets is as follows:

(Dollars in thousands)
2026	$1,437
2027	1,379
2028	1,313
2029	1,220
After 2029	1,523
$6,872

Note 7: Leases

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

	Year Ended December 31,
	2025	2024
Lease weighted averages:
Weighted average remaining lease term (years) - operating leases	9.51	8.99
Weighted average discount rate - operating leases	5.25%	5.03%

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Lease expense:
Operating lease expense	$6,241	$5,978
Variable lease expense	1,526	1,155
Short-term lease expense	43	28
Total lease expense	$7,810	$7,161

Maturities of operating lease liabilities were as follows:

(Dollars in thousands)	December 31, 2025
Year 1	$5,271
Year 2	5,452
Year 3	5,432
Year 4	5,097
Year 5	5,113
Thereafter	16,215
Total lease payments	42,580
Less: Imputed interest	(10,057)
Total lease obligation	$32,523

Supplemental cash flow related to leases was:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$5,690	$5,737
ROU assets obtained in exchange for lease obligations:
Operating leases	$5,417	$1,174
Reduction to ROU assets resulting from reductions to lease obligations:
Operating leases	$4,188	$4,191

There were no lease sale transactions in 2025, 2024, or 2023.

Note 8: Other Real Estate Owned

Other real estate owned activity was as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Beginning balance	$7,963	$2,368
Additions	3,101	5,747
Transfer from assets held for sale	681	4,382
Proceeds from sales	(5,704)	(3,552)
Write-downs	(1,400)	(975)
Net gain (loss) on sales	602	(7)
Balance at end of period	$5,243	$7,963

Note 9: Deposits

The following is a summary of the Company’s deposits.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Noninterest-bearing	$1,265,554	$1,333,892
Interest bearing:
Money market, NOW and savings accounts	3,938,962	3,549,920
Certificates of deposit of $250,000 or more	584,102	633,998
Other certificates of deposit	1,201,601	1,236,168
Total interest bearing	5,724,665	5,420,086
Total deposits	$6,990,219	$6,753,978

At December 31, 2025 and December 31, 2024, the Company had brokered deposits of $320.3 million and $229.9 million, respectively. Brokered deposits are included in other certificates of deposit in the table above.

Scheduled maturities of certificates of deposits are as follows:

(Dollars in thousands)	December 31, 2025
2026	$1,667,463
2027	83,542
2028	18,341
2029	9,109
After 2029	7,248
$1,785,703

Note 10: Short-term Borrowings

The following is a summary of the Company’s short-term borrowings.

	Balances Outstanding			Weighted Average Rate
(Dollars in thousands)	Maximum Month End	Average Daily	At Period End	During Period	At Period End
December 31, 2025:
Federal funds purchased	$—	$3	$—	5.05%	—%

December 31, 2024:
Federal funds purchased	$—	$128	$—	5.97%	—%

Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U. S. Government agency securities. As of both December 31, 2025 and 2024, the Company had unsecured federal funds lines with available commitments totaling $198.0 million.

Note 11: Advances from Federal Home Loan Bank and Other Borrowings

The Bank has advances from the FHLB which are collateralized by a blanket lien on first mortgage and other qualifying loans. The following is a summary of these advances.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Balance:
Short-term advances	$60,000	$185,000
Amortizing advances	33	46
	$60,033	$185,046
Range of interest rates:
Short-term advances	4.17%-4.25%	4.17% - 4.44%
Amortizing advances	2.94%	2.94%
Range of maturities:
Short-term advances	2026	2025 to 2026
Amortizing advances	2028	2028

The Bank may not prepay single payment advances without paying a prepayment penalty. These advances are subject to quarterly calls until maturity by the FHLB. The Company had $2.04 billion as of December 31, 2025 and $1.93 billion as of December 31, 2024 available in additional short and long-term borrowing capacity from the FHLB of Dallas. As a condition to borrowing funds from the FHLB, the Bank may be required to purchase additional stock in the FHLB prior to obtaining future advances.

At December 31, 2025 and 2024, the Company had the ability to draw additional borrowings of $1.29 billion and $1.20 billion, respectively, from the Federal Reserve Bank of St. Louis. The ability to draw borrowings is based on loan collateral pledged with principal balances of $1.57 billion and $1.48 billion as of December 31, 2025 and 2024, respectively, subject to the approval from the Board of Governors of the Federal Reserve System.

On June 13, 2025, the Company entered into a Loan Agreement (the "Initial Loan Agreement") with First Horizon Bank ("First Horizon"). Under the terms of the Initial Loan Agreement, First Horizon agreed to provide the Company with a $30.0 million term loan (the "Initial Term Loan"), which was drawn down in full. On December 29, 2025, the Company entered into an Amended and Restated Loan Agreement (the "Amended Loan Agreement") with First Horizon. Under the terms of the Amended Loan Agreement, First Horizon agreed to provide the Company with an additional $10.0 million term loan (the "Subsequent Term Loan", collectively with the Initial Term Loan, the “Term Loans”), which was also drawn down in full. At December 31, 2025, the balance on the Term Loans was $38.5 million.

The Term Loans are collateralized by all of the outstanding shares of common stock of BankPlus pursuant to the terms of a Pledge Agreement dated June 13, 2025, and amended on December 29, 2025, between the Company and First Horizon (the “Pledge Agreement”).

The Term Loans bear interest at the prime rate of interest as reported in The Wall Street Journal published daily minus a margin of 0.55%, subject to a minimum rate of 4.00%. Principal and interest payments are due quarterly on each March 15, June 15, September 15, and December 15 in the amount of $750,000 for the Initial Term Loan and $250,000 for the Subsequent Term Loan. The Term Loans may be prepaid in full or in part at any time with no prepayment penalty. In conjunction with the Initial Term Loan, the Company incurred debt issuance costs of $38,000. These issuance costs are netted with the balance of the Initial Term Loan on the Company's consolidated balance sheet and are being amortized over the life of the Initial Term Loan. The Initial Term Loan matures on June 15, 2030. The Subsequent Term Loan matures on December 29, 2030. At December 31, 2025, the remaining unamortized balance of these issuance costs was $34,000.

The Amended Loan Agreement contains customary representations and warranties, and customary affirmative covenants, related to, among other things, the maintenance of certain financial standards, the payment of dividends from the Bank to the Company and the provision of financial and other information to First Horizon. The Company and/or the Bank, as provided for in the Amended Loan Agreement, must maintain, among other financial standards, (i) a "Well Capitalized" rating as required by any applicable regulatory authority, (ii) a Tier 1 Leverage Ratio of not less than 8.00%, (iii) a return on average assets of at least 0.75% and (iv) a loan to value ratio of not more than 40%. The Amended Loan Agreement also contains customary negative covenants, related to, among other things, restrictions on indebtedness, liens, changes in management, mergers, dispositions, dividends and other distributions.

The Amended Loan Agreement provides for events of default customary for loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and a change in control of the Bank or the Company, as well as the initiation of certain actions by regulators of the Bank or the Company or the failure by the Bank or the Company to comply with the terms of any memorandum of understanding or letter agreement with any bank regulatory agency. During the existence of an event of default, all outstanding amounts of the Term Loans will bear interest at a rate per annum equal to the lesser of (i) the rate otherwise applicable thereto plus 4.00% and (ii) the maximum rate that may be charged under the Amended Loan Agreement, and First Horizon may take various actions, including declaring all outstanding amounts of the Amended Term Loan immediately due and payable and exercising all rights with respect to the collateral.

Required principal payments on FHLB advances and other borrowings are as follows.

(Dollars in thousands)	December 31, 2025
2026	$64,014
2027	4,014
2028	4,005
2029	4,000
2030	22,500
$98,533

Note 12: Subordinated Debentures and Trust Preferred Securities

Subordinated Debentures

On June 4, 2020, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $60.0 million in aggregate principal amount of its 6.000% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030 (the “Notes”). The Company incurred issuance costs of $1.4 million in conjunction with the issuance of the Notes. These issuance costs are netted with the balance of the Notes on the Company’s consolidated balance sheet and will be amortized over the life of the Notes. At December 31, 2025 and December 31, 2024, the remaining unamortized balance of these issuance costs were zero and $785,000, respectively. The Notes initially bore interest at a rate of 6.000% per annum from and including June 4, 2020, to but excluding June 15, 2025 or the early redemption date, with interest during this period payable semiannually in arrears. From and including June 15, 2025, to but excluding the maturity date or early redemption date, the interest rate reset quarterly to an annual floating rate equal to Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 586 basis points, with interest during this period payable quarterly in arrears. On June 16, 2025, the Company redeemed the Notes in full in accordance with their terms. The total redemption price was equal to $61.8 million, representing 100% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to, but excluding, June 16, 2025. The Notes were redeemed using the proceeds from a $30.0 million term loan and cash on hand. In conjunction with the redemption of the Notes the Company recognized a loss on extinguishment of debt of $725,000 in the second quarter of 2025 related to the write off unamortized issuance costs at the time of extinguishment.

Effective March 1, 2022, in conjunction with the FTC Merger, the Company assumed FTC’s obligations under its Subordinated Note Purchase Agreement, dated as of December 23, 2020, and the several purchasers of the $21.0 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 issued thereunder (the “Subordinated Notes”). The Subordinated Notes will mature on December 30, 2030 and bear interest at an initial fixed rate of 5.50% per annum, payable semi-annually in arrears. From and including December 30, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 527 basis points, payable quarterly in arrears. On December 30, 2025, the Company redeemed the Subordinated Notes in full in accordance with their terms. The total redemption price was equal to $21.6 million, representing 100% of the aggregate principal of the Subordinated Notes, plus accrued and unpaid interest to, but excluding December 30, 2025. The Subordinated Notes were redeemed using the proceeds of a $10.0 million term loan and cash on hand.

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

The following is a summary of debentures payable to statutory trusts.

(Dollars in thousands)	Year of Maturity	Interest Rate	December 31, 2025	December 31, 2024
First Bancshares of Baton Rouge Statutory Trust I	2034	Variable(1)	$4,124	$4,124
State Capital Statutory Trust IV	2035	Variable(2)	5,155	5,155
BancPlus Statutory Trust II	2036	Variable(3)	20,619	20,619
BancPlus Statutory Trust III	2037	Variable(4)	20,619	20,619
State Capital Master Trust	2037	Variable(5)	6,186	6,186
			$56,703	$56,703

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

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet due to the remaining purchase discount which was established upon the SCC Merger and is being amortized over the life of the debentures. At December 31, 2025 and December 31, 2024, the remaining unamortized purchase discount was $3.0 million and $3.2 million, respectively.

Interest rates adjust quarterly for the subordinated debentures with rates indexed with SOFR.

The Company has the right to redeem the debentures prior to maturity. Upon redemption of the subordinated debentures payable to a statutory trust, the trust will also liquidate its common stock and preferred capital securities.

Note 13: Shareholders’ Equity

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

The Preferred Stock bore no dividend for the first two years following the issuance of the Preferred Stock. Thereafter, the annual dividend rate will be adjusted, not lower than 0.5% and not higher than 2.0%, based on our extension of credit for qualified lending as defined in the terms of the ECIP Interim Final Rule, the Purchase Agreement and the Certificate of Designations (the “Certificate of Designations”) and the investment amount. After the tenth anniversary of the issuance of the Preferred Stock, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10 compared to the baseline qualified lending and the average investment amount. The dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Company had accrued preferred dividends payable of $139,000 and $222,000 at December 31, 2025 and 2024, respectively.

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

The POA grants BancPlus a unilateral option to repurchase the Preferred Stock from Treasury over a 15-year period. However, during the first 10 years of this period, exercise of the option is subject to BancPlus satisfying at least one of three “Threshold Conditions” that demonstrate fulfillment of community development and impact lending objectives defined under the ECIP framework. These include the “Deep Impact Lending,” “Qualified Lending,” and “Rate Reduction” thresholds. The Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met. Additionally, the Company must comply with the ECIP agreements and rules, continue to qualify as a CDFI, and be “well-capitalized” under federal Prompt Corrective Action guidelines. The purchase option granted under the POA is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 "Fair Value Measurements" and determined that the purchase option value is immaterial as of December 31, 2025.

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

Note 14: Other Operating Income and Other Operating Expenses

Significant components of other operating income are summarized as follows.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Income from fiduciary activities	$11,322	$9,959	$8,440
ATM income	5,032	5,384	5,742
Brokerage and insurance fees and commissions	3,122	2,905	2,765
Other real estate income and gains	844	47	97
Life insurance income	3,944	4,329	2,956
Community Development Financial Institutions grants	629	280	2,288
Other	10,071	8,171	8,049
	$34,964	$31,075	$30,337

Significant components of other operating expenses are summarized as follows.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Advertising and marketing	$6,623	$6,841	$7,503
Other real estate expenses and losses	2,199	1,688	745
FDIC and State insurance assessments	3,998	5,709	6,066
Professional fees	4,628	4,523	6,272
Security expense	1,323	1,080	912
Supplies	958	1,074	1,169
Other	24,741	20,780	22,463
	$44,470	$41,695	$45,130

Note 15: Employee Benefits

The Company has an Employee Stock Ownership Plan (“ESOP”) that covers all employees of the Bank who are 21 years of age and work in a position requiring at least one thousand hours of service annually. The ESOP also has 401(k) provisions that allow for employee tax deferred contributions. Participants may make contributions to the ESOP in accordance with applicable regulations and the ESOP’s provisions. The Company makes a 3% “safe harbor” matching contribution, plus an additional matching contribution equal to 50% of the next 2% of an employee’s salary deferral contributions in excess of 3%. Additional contributions are made to the ESOP at the discretion of the board of directors. Total contribution expenses related to the ESOP were $4.6 million in 2025, $4.4 million in 2024, and $4.2 million in 2023.

The ESOP owned 1,385,754 and 1,454,243 shares of the Company's common stock at December 31, 2025 and 2024, respectively. The ESOP can enter into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock sold by participants in accordance with diversification provisions of the ESOP. These unallocated shares would be released to participants proportionately as the loans are repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, if any, that are used to repay the loan would be treated as compensation expense. As of December 31, 2025, the ESOP had no loans with the Company.

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the consolidated balance sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with SEC guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third-party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item in the consolidated statements of changes of shareholders’ equity. The fair value of shares held by the ESOP at December 31, 2025 was $105.3 million, based on the Company’s previously disclosed appraised value of $76.00 per share of common stock. The fair value of shares held by the ESOP at December 31, 2024 was $95.3 million, based on the Company’s previously disclosed appraised value of $65.50 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

Note 16: Income Taxes

Significant components of income tax expense (benefit) are as follows.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Current:
Federal	$19,610	$12,400	$12,986
State	2,800	1,161	2,679
	22,410	13,561	15,665
Deferred:
Federal	(234)	1,802	316
State	219	998	81
	(15)	2,800	397
	$22,395	$16,361	$16,062

A reconciliation between reported income tax expense and the amount computed by applying the U.S. federal statutory income tax rate of 21% to income before taxes is presented in the following table for the year ended December 31, 2025.

	Year Ended December 31,
	2025
(Dollars in thousands)	Amount	Percent
Federal statutory income tax	$21,997	21.00%
Tax effect of:
State income tax net of Federal benefit	2,384	2.28%
Tax credits:
Qualified school construction bond credits	(464)	-0.44%
New markets tax credit	(575)	-0.55%
Low-income housing credit	(240)	-0.23%
Other	(109)	-0.10%
Nontaxable and nondeductible items:
Income from tax-exempt investments, less disallowed interest	(249)	-0.24%
Life insurance income	(760)	-0.73%
Other	588	0.56%
Excess tax benefits on share-based payments	(177)	-0.17%
	$22,395	21.38%

The differences between actual income tax expense and the expected amount computed using the applicable Federal rate are summarized as follows for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Amount computed on earnings before income taxes	$17,044	$16,001
Tax effect of:
Income from tax-exempt investments, net of disallowed interest deduction	(212)	(244)
State income taxes, net of Federal tax benefit	1,706	2,180
Life insurance income	(762)	(564)
Qualified School Construction Bond credits	(743)	(854)
New markets tax credit	(575)	(388)
Low Income Housing Tax credits	(191)	(80)
Non-deductible expense	211	230
Other, net	(117)	(219)
	$16,361	$16,062

Income taxes paid are as follows for the year ended December 31, 2025.

(Dollars in thousands)	2025
Federal	$19,500
State:
Mississippi	2,150
Alabama	600
Florida	100
Total payments	$22,350

The components of net deferred tax assets (liabilities) are presented in the table below. With limited exception, the Company is no longer subject to income tax examinations by tax authorities for years before 2020.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$19,369	$19,386
Other real estate	164	208
Investment securities	82	137
Restricted stock	921	910
Unrealized loss on securities available for sale	649	8,513
Loan yield and credit mark on loans	1,089	1,226
Deposit yield mark	1	12
Accrued expenses	2,016	1,209
Other	—	69
Total deferred tax assets	24,291	31,670

Deferred tax liabilities:
Depreciation of premises and equipment	(9,030)	(7,543)
Assets held for sale	267	(12)
Federal Home Loan Bank stock dividends	(348)	(463)
Deferred loan fees	(1,079)	(1,191)
Partnership income	(596)	(858)
Prepaid expenses	(1,844)	(1,850)
Amortization of intangibles	(1,614)	(1,956)
Subordinated debt yield mark	(752)	(759)
Net unrealized gain on interest rate swaps	(37)	—
Other	(106)	—
Total deferred tax liabilities	(15,139)	(14,632)
Net deferred tax assets	$9,152	$17,038

The net deferred tax assets of $9.2 million and $17.0 million at December 31, 2025 and 2024, respectively, are included in other assets on the consolidated balance sheets.

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

(Dollars in thousands)	December 31, 2025	December 31, 2024
Loan commitments to extend credit	$1,296,326	$1,099,077
Standby letters of credit	18,653	18,748

The Bank makes commitments to originate mortgage loans that will be held for sale. The total commitments to originate mortgages to be held for sale were $19.1 million and $14.8 million at December 31, 2025 and 2024, respectively. These commitments are accounted for as derivatives and marked to fair value through income. The Bank also engages in forward sales contracts with mortgage investors to purchase mortgages held for sale. These forward sales agreements that have a determined price and expiration date are accounted for as derivatives and marked to fair value through income. The Bank had $12.0 million and $17.7 million in locked forward sales agreements in place at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, derivatives with a positive fair value of $550,000 and $234,000, respectively, were included in other assets and derivatives with a negative fair value of $1,000 and $67,000, respectively, were included in other liabilities.

Note 18: Regulatory Matters

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

The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of December 31, 2025 and December 31, 2024, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action.

The following table presents actual and required capital ratios for the Company and the Bank under the CBLR and prompt corrective action regulations for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2025:
Company:
Community Bank Leverage Ratio	$844,129	10.67%	$711,795	9.00%

Bank:
Community Bank Leverage Ratio	862,204	10.91%	711,404	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2024:
Company:
Community Bank Leverage Ratio	$795,241	10.07%	$710,980	9.00%

Bank:
Community Bank Leverage Ratio	799,421	10.13%	710,566	9.00%

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

Level 1

Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access as of the measurement date

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3

Unobservable inputs that are significant to the fair value of the assets or liabilities that reflect a company’s own assumptions about the assumptions that market participants would use in pricing assets or liabilities

Management monitors the availability of observable market data to assess the appropriate classification of assets and liabilities within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers of financial instruments between fair value levels during the years ended December 31, 2025 and 2024.

The Company used the following methods and significant assumptions to estimate fair value.

Securities - The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of December 31, 2025 or

December 31, 2024. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.

Loans Held for Sale - Fair values for loans held for sale are derived from current market pricing for similar loans, adjusted for the probability that a loan commitment will result in an originated loan.

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

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
U.S. Treasuries	$178,183	$—	$178,183	$—
U.S. Government agencies	411,707	—	411,707	—
Residential mortgage-backed securities	124,867	—	124,867	—
Commercial mortgage-backed securities	214,313	—	214,313	—
Corporate investments	49,385	—	49,385	—
State and local political subdivisions	56,333	—	56,333	—
Total securities available for sale	1,034,788	—	1,034,788	—
Loans held for sale	10,449		10,449
Total recurring fair value measurements	$1,045,237	$—	$1,045,237	$—
December 31, 2024
U.S Treasuries	$244,068	$—	$244,068	$—
U.S. Government agencies	534,996	—	534,996	—
Residential mortgage-backed securities	68,651	—	68,651	—
Commercial mortgage-backed securities	12,405	—	12,405	—
Corporate investments	48,402	—	48,402	—
State and local political subdivisions	41,030	—	41,030	—
Total securities available for sale	$949,552	$—	$949,552	$—

There were no transfers between Level 1, 2 or 3 during the periods shown above.

Assets measured at fair value on a non-recurring basis are summarized below.

		Fair Value Measurements Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Collateral-dependent loans, net of allowance for credit losses:
December 31, 2025	$28,760	$—	$—	$28,760
December 31, 2024	$13,667	$—	$—	$13,667

Other real estate:
December 31, 2025	$5,243	$—	$—	$5,243
December 31, 2024	$7,963	$—	$—	$7,963

There were no transfers between Level 1, 2 or 3 during the periods shown above.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
December 31, 2025
Collateral-dependent loans with credit losses, net of specific allowance	$28,760	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate	$5,243	Third-party and in-house appraisals	Selling costs	5% - 10%	6%
December 31, 2024
Collateral-dependent loans with credit losses, net of specific allowance	$13,667	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate	$7,963	Third-party and in-house appraisals	Selling costs	5% - 10%	6%

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

The following table presents estimated fair values of the Company’s financial instruments that are not recorded at fair value:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$348,249	$348,249	$409,639	$409,639
Level 2 inputs:
Securities held to maturity	23,257	23,217	41,278	41,144
Federal Home Loan Bank stock	7,288	7,288	14,016	14,016
Accrued interest receivable	36,287	36,287	33,464	33,464
Level 3 inputs:
Loans held for sale	—	—	9,395	9,395
Loans, net	6,220,467	6,162,269	6,064,066	5,890,543

Financial liabilities:
Level 2 inputs:
Deposits	6,990,219	6,985,407	6,753,978	6,166,467
Advances from FHLB and other borrowings	98,499	99,385	185,046	184,903
Subordinated debentures	53,689	49,390	133,875	152,864
Accrued interest payable	14,233	14,233	13,757	13,757

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

The following is a summary of loans made to such borrowers.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Beginning balance	$12,443	$15,031
Advances	2,089	281
Payments	(1,872)	(2,869)
Ending balance	$12,660	$12,443

The Bank had commitments to extend credit to these related parties amounting to $563,000 and $425,000 at December 31, 2025 and 2024, respectively.

In addition, one of the Company’s directors serves as Chairman of the board of directors for an entity that provides insurance services to the Company. For the years ended December 31, 2025, 2024, and 2023 the Company paid $1.8 million, $1.9 million, and $1.6 million, respectively, for these policies.

Note 21: Stock Based Compensation

Under the Company’s long-term incentive program, officers and directors are eligible to receive equity-based awards under the 2018 Long-Term Incentive Plan (the “LTIP”). In connection with awards granted under the 2018 LTIP, a maximum of 750,000 shares of BancPlus common stock may be issued. As of December 31, 2025, 183,990 shares of BancPlus common stock were available for issuance under the 2018 LTIP Plan. The awards may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalent rights, performance unit awards, or any combination thereof. During the years ended December 31, 2025, 2024, and 2023 restricted stock awards (“RSA”) were granted for 96,212, 115,442, and 93,598 shares of common stock, respectively. RSAs granted under the LTIP generally vest over one to ten years. Nonvested restricted stock awards are included in the Company’s common stock outstanding. Compensation expense for RSAs granted under the LTIP is recognized over the vesting period of the awards based on the fair value of the stock at the grant date, with forfeitures recognized as they occur.

Stock based compensation that has been charged against income was $6.5 million, $5.0 million, and $4.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $8.8 million of total unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.58.

A summary of our equity-based award activity and related information for our RSAs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2023	184,284	$58.36
Granted	93,598	66.60
Vested	(69,158)	58.25
Forfeited	(17,024)	60.90
December 31, 2023	191,700	63.16
Granted	115,442	58.59
Vested	(78,205)	61.13
Forfeited	(11,421)	63.39
December 31, 2024	217,516	61.46
Granted	96,212	65.55
Vested	(103,847)	61.85
Forfeited	(8,471)	63.34
December 31, 2025	201,410	$63.13

Note 22: Summarized Financial Information of BancPlus Corporation

Summarized financial information of BancPlus Corporation (parent company only) is as follows.

Balance Sheets

(Dollars in thousands)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$13,487	$68,964
Investment in banking subsidiary	922,079	830,353
Due from Oakhurst Development, Inc.	28,428	28,953
Equity in undistributed loss of Oakhurst Development, Inc.	(22,821)	(22,800)
Investment in statutory trusts	1,704	1,704
Other assets	2,370	2,284
	$945,247	$909,458
Liabilities and Shareholders' Equity
Liabilities:
Subordinated debentures payable to statutory trusts	$53,689	$133,875
Other borrowings	38,466	—
Accrued interest payable	218	301
Deferred income taxes	717	640
Other liabilities	139	223
Total liabilities	93,229	135,039
Redeemable common stock owned by ESOP	97,696	95,253
Shareholders' equity, net of ESOP owned shares	754,322	679,166
	$945,247	$909,458

Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Income:
Dividends from banking subsidiary	$28,800	$28,800	$28,800
Equity in undistributed income of banking subsidiary	61,638	44,227	40,169
Equity in undistributed income (loss) of Oakhurst Development, Inc.	(21)	18	(209)
Other income	139	123	159
Total income	90,556	73,168	68,919

Expenses:
Interest expense	4,514	4,723	4,763
Other expenses	6,289	6,300	6,794
Total expenses	10,803	11,023	11,557

Income before income taxes	79,753	62,145	57,362
Income tax benefit	2,600	2,656	2,773
Net income	$82,353	$64,801	$60,135

Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net income	$82,353	$64,801	$60,135

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale	25,252	7,268	15,905
Reclassification adjustment for net (gain) loss included in net income	6,331	(8)	2
Unrealized holding gains on derivatives arising during the period	148	—	—
Tax effect	(7,901)	(1,808)	(3,961)
Total other comprehensive income, net of tax	23,830	5,452	11,946
Comprehensive income	$106,183	$70,253	$72,081

Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$82,353	$64,801	$60,135
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation expense	230	5,030	4,615
Equity in undistributed income of banking subsidiary	(61,638)	(44,227)	(40,169)
Equity in undistributed (income) loss of Oakhurst Development, Inc.	21	(18)	209
Other, net	894	(4,571)	(4,260)
Net cash from operating activities	21,860	21,015	20,530

Cash flows from investing activities:
Investment in banking subsidiary	—	—	(80,000)
Investment in Oakhurst Development, Inc.	525	(4)	816
Other, net	(169)	—	—
Net cash from (used in) investing activities	356	(4)	(79,184)

Cash flows from financing activities:
Proceeds from other borrowings	40,000	—	—
Payment of debt issuance costs	(38)	—	—
Payments on other borrowings	(1,500)	—	—
Payments on subordinated debentures	(81,000)	—	—
Purchase of Company stock	(4,828)	—	(2,860)
Shares withheld to pay taxes on restricted stock vesting	(2,309)	(1,345)	(1,020)
Cash dividends paid on common stock	(23,487)	(21,945)	(20,912)
Cash dividends paid on preferred stock	(4,531)	(2,403)	—
Net cash from (used in) financing activities	(77,693)	(25,693)	(24,792)

Net change in cash and cash equivalents	(55,477)	(4,682)	(83,446)
Cash and cash equivalents at beginning of year	68,964	73,646	157,092
Cash and cash equivalents at end of year	$13,487	$68,964	$73,646

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based upon their evaluation as of December 31, 2025, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “2013 Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Amended and Restated Loan Agreement with First Horizon

On December 29, 2025, the Company entered into the Amended Loan Agreement with First Horizon. Under the terms of the Amended Loan Agreement, First Horizon agreed to provide the Company with an additional $10.0 million term loan, which was drawn down in full.

The Term Loans are collateralized by all of the outstanding shares of common stock of BankPlus pursuant to the terms of a Pledge Agreement dated June 13, 2025, as amended on December 29, 2025, between the Company and First Horizon (the “Pledge Agreement”).

The Term Loans bear interest at the prime rate of interest as reported in The Wall Street Journal published daily minus a margin of 0.55%, subject to a minimum rate of 4.00%. Principal and interest payments are due quarterly on each of March 15, June 15, September 15, and December 15 in the amount of $750,000 for the Initial Term Loan and $250,000 for the Subsequent Term Loan. The Term Loans may be prepaid in full or in part at any time with no prepayment penalty. In conjunction with the Initial Term

Loan, the Company incurred debt issuance costs of $38,000. These issuance costs are netted with the balance of the Initial Term Loan on the Company's consolidated balance sheet and are amortized over the life of the Initial Term Loan. The Initial Term Loan matures on June 15, 2030. The Subsequent Term Loan matures on December 29, 2030.

The Amended Loan Agreement contains customary representations and warranties, and customary affirmative covenants, related to, among other things, the maintenance of certain financial standards, the payment of dividends from the Bank to the Company and the provision of financial and other information to First Horizon. The Company and/or the Bank, as provided for in the Amended Loan Agreement, must maintain, among other financial standards, (i) a "Well Capitalized" rating as required by any applicable regulatory authority, (ii) a Tier 1 Leverage Ratio of not less than 8.00%, (iii) a return on average assets of at least 0.75% and (iv) a loan to value ratio of not more than 40%. The Amended Loan Agreement also contains customary negative covenants, related to, among other things, restrictions on indebtedness, liens, changes in management, mergers, dispositions, dividends and other distributions.

The Amended Loan Agreement provides for events of default customary for loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and a change in control of the Bank or the Company, as well as the initiation of certain actions by regulators of the Bank or the Company or the failure by the Bank or the Company to comply with the terms of any memorandum of understanding or letter agreement with any bank regulatory agency. During the existence of an event of default, all outstanding amounts of the Term Loans will bear interest at a rate per annum equal to the lesser of (i) the rate otherwise applicable thereto plus 4.00% and (ii) the maximum rate that may be charged under the Amended Loan Agreement, and First Horizon may take various actions, including declaring all outstanding amounts of the Amended Term Loan immediately due and payable and exercising all rights with respect to the collateral.

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

Board of Directors

The BancPlus board of directors is divided into three classes, with each director serving a three-year term and until his or her successor is elected or qualified, or until his or her earlier death, resignation or removal. The election of directors is staggered so that only one class of the BancPlus board of directors is elected at each annual meeting. The terms of the Class I directors expire at the 2026 annual meeting. The terms of the Class II directors expire at the 2027 annual meeting. The terms of the Class III directors expire at the 2028 annual meeting. The BancPlus directors discharge their responsibilities throughout the year at board of directors and committee meetings and also through telephone contact and other communications with BancPlus’ executive officers. The directors elected to each of Class I, Class II and Class III, as well as their respective ages, as of the date of this Annual Report on Form 10-K, are set forth below.

Name	Age	Director Since	Class	Independent
David Barksdale	49	2026	I	Yes
Kirk A. Graves	61	2020	III	No
David Guidry	68	2022	III	Yes
R. Eason Leake	79	2015	II	No
Ryan J. Lopiccolo	43	2022	II	Yes
R. Hal Parker	79	2008	II	Yes
Margaret M. Peaster	53	2026	I	Yes
John F. Phillips III	76	1988	II	Yes
Scott M. Polakoff	65	2026	I	Yes
William A. Ray	70	1987	III	No
Staci H. Tyler	45	2022	I	Yes
Eugene F. Webb, Jr.	66	2022	I	No
Charles R. White	65	2024	I	Yes
Max S. Yates	67	2000	III	No

The table below provides the current composition for each of the standing committees of the board of directors.

Name	Audit	Compensation	Nominating & Corporate Governance	Risk	Trust
David Barksdale	Member				Member
Kirk A. Graves
David Guidry	Member		Member	Member
R. Eason Leake				Member
Ryan J. Lopiccolo	Member	Member			Member
R. Hal Parker		Chair	Member
Margaret M. Peaster	Member			Member
John F. Phillips III		Member	Member
Scott M. Polakoff				Member	Member
William A. Ray				Member	Member
Staci H. Tyler	Chair	Member	Chair
Eugene F. Webb, Jr.
Charles R. White			Member	Chair
Max S. Yates					Chair

Executive Officers

BancPlus’ executive officers are appointed by BancPlus’ board of directors and hold office until their successors are duly appointed and qualified or until their earlier death, resignation or removal. Each of BancPlus’ current executive officers, as well as their ages, is set forth below.

Name	Position	Age
Kirk A. Graves	Chairman of the Board, President, and Chief Executive Officer	61
Eugene F. Webb, Jr.	Senior Executive Vice President and Chief Banking Officer	66
Karlen Turbeville	Senior Executive Vice President and Chief Financial Officer	66
Jason P. Varnado	Senior Executive Vice President, Chief Legal Officer, Chief Risk Officer, and Corporate Secretary	45
Max S. Yates	Senior Executive Vice President and Chief Strategy Officer	67
T. Fillmore Hall	Senior Executive Vice President and Chief Credit Officer	61
Gabe Baldwin	Senior Executive Vice President and Chief Community Banking Officer	50

Background of Executive Officers and Directors

A brief description of the background of each of BancPlus’ executive officers and directors is set forth below.

Executive Officers:

Kirk A. Graves. Mr. Graves, has served as Chairman of the Board, President, and Chief Executive Officer since January 1, 2026, and has also served as a director since 2020. He previously served as Senior Executive Vice President and Chief Operating Officer from 2020 to 2025. He also serves as Senior Executive Vice President and Chief Operating Officer of BankPlus. Mr. Graves previously served as Chief Executive Officer of SCC, the entity with which BancPlus merged in 2020 and as Chief Executive Officer and Chairman of the board of directors of SBT, a banking subsidiary of SCC, since 2016. He served as a director of SBT from 2004 to 2020. Previously, Mr. Graves served as Chief Financial Officer of SBT from 2002-2015. Prior to joining SCC, Mr. Graves worked at Trustmark National Bank from 1994-2002, first as Vice President for Public Finance and then as Vice President—Bank Funding Manager. From 1993-1994, Mr. Graves was an investment officer at Sunburst Financial Group. He began his career in the banking industry as Assistant Vice President for Credit Administration from 1987-1992 at Eastover Bank for Savings. Mr. Graves brings over thirty years of banking experience to his position; additionally, he holds the Chartered Financial Analyst designation and is a Certified Public Accountant.

Mr. Graves holds a Bachelor of Business Administration in Banking and Finance and in Managerial Finance, as well as a Masters of Business Administration, from the University of Mississippi. Mr. Graves’ position as BancPlus’ President and Chief Executive Officer makes him well qualified to serve on the BancPlus board of directors.

Eugene F. “Jack” Webb, Jr. Mr. Webb has served as a director since 2022 and holds the position of President and Chief Executive Officer of BankPlus. He has served as BancPlus Senior Executive Vice President and Chief Banking Officer since his appointment in January 2018. Prior to his current position, he held various positions with BancPlus, including Senior Executive Vice President and Chief Community Banking Officer from 2012 to 2018; Senior Executive Vice President and President—South Region from 2004 to 2012; Executive Vice President and President—South Region from 2000 to 2004; Senior Vice President and Director of Risk Management from 1998 to 2000; and Vice President and Director of Risk Management from 1996 to 1998. From 1990 to 1996, Mr. Webb was a National Bank Examiner with the Comptroller of Currency in Jackson, Mississippi. He started his long career in the banking industry with positions as an Associate National Bank Examiner from 1986 to 1989 and as a Vice President—Credit Department Manager of Altus Bank from 1989 to 1990.

Mr. Webb holds Bachelor of Business Administration in Banking & Finance and Managerial Finance from University of Mississippi and a Master of Business Administration, Finance from Memphis State University. Mr. Webb’s history with BancPlus and experience in the industry make him qualified to serve on the BancPlus board of directors.

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

Ms. Turbeville holds a Bachelor’s Degree in Accounting from the University of Mississippi.

Jason P. Varnado. Mr. Varnado has served as Senior Executive Vice President and Chief Legal Officer, Chief Risk Officer, and Corporate Secretary since 2025. He also serves as Senior Executive Vice President and Chief Legal Officer, Chief Risk Officer, and Corporate Secretary of BankPlus. Mr. Varnado joined the Company in 2024 as Executive Vice President and Chief Legal Officer, later adding Corporate Secretary in April 2025 and Chief Risk Officer in October 2025. Mr. Varnado previously served as Chief Legal Officer of The First Bancshares, Inc. (NYSE: FBMS) and its wholly owned subsidiary, The First Bank, from July 2023 to July 2024. During his tenure, Mr. Varnado served on the executive leadership team and advised the board of directors and executive management on corporate governance, compliance, SEC reporting, litigation, and strategic initiatives, including upstream and downstream M&A strategy, transactions, and due diligence. Previously, Mr. Varnado served as General Counsel and Chief Compliance Officer of Sanderson Farms, Inc. (NASDAQ: SAFM) from June 2017 to May 2023, a Fortune 500, Nasdaq‑listed poultry and food producer where he served on the executive leadership committee and advised the board of directors and senior executives on complex litigation, state and federal regulatory inquiries, SEC reporting, compliance, corporate governance, Department of Justice and state Attorney General investigations, antitrust matters, risk management, intellectual property, and M&A activity. He also led the Legal and Risk Management departments. Mr. Varnado began his legal career at the firm of Wise Carter Child & Caraway, P.A.

Mr. Varnado holds a Juris Doctor, summa cum laude, from the University of Mississippi School of Law and a Bachelor of Business Administration in Banking and Finance and Managerial Finance from the University of Mississippi.

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

Mr. Yates holds a Bachelor of Business Administration from University of Mississippi and is a graduate of the Graduate School of Banking at Louisiana State University. Mr. Yates’ experience with BancPlus makes him qualified to serve on the BancPlus board of directors.

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

Gabe Baldwin. Mr. Baldwin has served as Senior Executive Vice President since 2025, having previously held the position of Executive Officer since 2018. He has served as Chief Community Banking Officer since 2023 and as President of BankPlus Mortgage since 2016. In 2012, Mr. Baldwin was charged with implementing a Sales Program for BankPlus as Senior Vice President and Director of Business Development. He was tasked with overseeing the bank’s Private Client Group in 2015 and the BankPlus Wealth Management Group in 2018. He began his career at BankPlus over 27 years ago as a Mortgage Originator, consistently ranking as one of the top mortgage producers in the southeast. Mr. Baldwin holds a Bachelor’s Degree in Real Estate and Mortgage Finance from Mississippi State University.

Directors:

David Barksdale. Mr. Barksdale has served as Principal at Alluvian Capital, LLC, a privately held company with diversified investments in the telecommunications and software industries, since 2014. Mr. Barksdale previously served as Co-Chairman and Chief Executive Officer of Spread Networks, LLC, which was acquired by Zayo Group in 2018. During his tenure as CEO, Spread Networks completed construction of its Chicago-to-New York fiber optic network and expansion of services throughout the greater Chicago and New York markets. Mr. Barksdale served as a director at Sanderson Farms until its sale to Cargill, Incorporated and Wayne Farms LLC, and a director at Tristar Acquisition I Corporation, a special purpose acquisition company, from 2021 to 2023. On the Sanderson Farms board Mr. Barksdale served as Chair of the Audit Committee. Mr. Barksdale is an active member of several nonprofit boards in New Orleans, including Tulane University, and has served as Chairman of the Board of the Greater New Orleans Foundation and The Idea Village. Mr. Barksdale was previously an attorney in the New York office of Cleary, Gottlieb, Steen & Hamilton LLP. Mr. Barksdale holds a J.D. from New York University School of Law and a B.A. from Tulane University. Mr. Barksdale’s legal background and management experience make him qualified to serve on the BancPlus board of directors.

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

Mr. Guidry attended the Amos Tuck School of Business at Dartmouth University after graduating from T.H. Harris Technical College.

R. Eason Leake. Mr. Leake has served as a director of BancPlus since 2015, and is a member of the Risk Committee. Mr. Leake’s leadership experience as Chief Executive Officer from 1999 to 2012 and Chairman of the Board from 2002 to the present of Ross & Yerger, an insurance company, add significant value to the BancPlus board of directors. Mr. Leake was also a director from 2009 until 2010 and Interim Chief Executive Officer from May 2010 until August 2010 at Infinity Business Group, Inc., when it entered into Chapter 7 bankruptcy under the United States Bankruptcy Code. He started his career in banking at People’s Bank in Tupelo, Mississippi, as an assistant cashier. He is certified as a Chartered Property Casualty Underwriter and currently works as a producer at Ross & Yerger. With over 40 years of experience serving community banks, Mr. Leake has expertise in collateral protection strategies, asset and fee income growth strategies, and strategic planning. In addition, Mr. Leake currently serves as Chairman of the board of directors of PriorityOne Capital Corporation and is a director of PriorityOne Bank, further augmenting his experience. Mr. Leake’s prior banking experience, extensive managerial and leadership experience gained through his years with Ross & Yerger, and relationships in the markets BancPlus serves make him qualified to serve on the BancPlus board of directors.

Mr. Leake earned a Bachelor of Arts in Economics from Millsaps College.

Ryan J. Lopiccolo. Mr. Lopiccolo has served as a director of BancPlus since 2022 and served as a director of FTC from 2014 until the FTC Merger. Mr. Lopiccolo is a member of the Audit Committee, Compensation Committee, and Trust Committee. During his time as a director of FTC, Mr. Lopiccolo’s duties included serving on FTC’s audit, loan, and M&A committees, in addition to serving on various executive committees. Since 2014, Mr. Lopiccolo has served as Executive Vice President of Columbus Properties, a real estate development firm. Mr. Lopiccolo’s diverse background, including years of restaurant entrepreneurship and retail experience specializing in e-commerce, payment processing and commercial real estate make him qualified to serve on the BancPlus board.

Mr. Lopiccolo holds a Bachelor’s of Business Administration from the University of San Diego.

R. Hal Parker. Mr. Parker has served as a director of BancPlus since 2008. He is a member of the Nominating and Corporate Governance Committee. He also serves as Chairman of the Compensation Committee. Mr. Parker began his career in catalog store management from 1972 to 1976, before working with Climate Masters, Inc. from 1976 to 1996. In 1982, Mr. Parker founded Sunbelt Wholesale Supply Co., a regional distributor of fiberglass insulation and residential roofing products, which later was acquired by Service Partners, LLC, the largest distributor of fiberglass insulation in the United States. Through his work with Sunbelt Wholesale and Service Partners, Mr. Parker honed his business acumen and leadership experience. From 2000 to 2006, Mr. Parker was a partner in Mississippi Roofing Supply. He is currently a general partner in Parker Land, LLC, which he founded in 2002, and a managing member of Sunbelt-Mitchell LLC and related entities operating an automobile dealership in Mississippi. He has also been active in various real estate holding and development entities for over 20 years. Mr. Parker is dedicated to community involvement and has been a member of the board of trustees of the Mississippi Institution of Higher Learning since 2012. From 1996 to 1999, he also served as a director of the Rankin Health Foundation and Rankin First. Mr. Parker’s extensive managerial responsibilities and depth of knowledge gained from his years of business experience, relationships in the markets BancPlus serves, and community involvement make him qualified to be a member of the BancPlus board of directors.

Mr. Parker holds a Bachelor of Science in Business from Mississippi State University.

Margaret Peaster. Ms. Peaster has over 20 years of experience in financial planning, reporting, and governance across public companies, startups, and nonprofits. Ms. Peaster previously held senior leadership roles at Sotheby’s Inc. (“Sotheby’s”) from 2005 to 2016. At Sotheby’s, Ms. Peaster gained substantial experience with financial planning, reporting and strategy, revenue management accounting, M&A structuring, executive compensation modeling, and SEC filing. From 2017 to 2025, Ms. Peaster served as Senior Director, Finance for Redeemer City to City (“RCTC”), a non-profit organization, where she led finance for RCTC, building systems and controls that enhanced accountability and risk management. Ms. Peaster holds a Bachelor of Arts from the University of Mississippi, a Master of Business Administration degree from Millsaps College, and is a Certified Public Accountant. Ms. Peaster’s extensive finance experience in senior leadership roles makes her qualified to serve on the BancPlus board of directors.

John F. Phillips III. Mr. Phillips has been a director of BancPlus since 1988 and is a member of the Nominating and Corporate Governance Committee and Compensation Committee. He also sits on the board of directors of BankPlus. His principal occupation is in farming and agriculture, as an owner and manager of farming and land ownership company Phillips Planting Company in Holly Bluff, Mississippi, a position he has held since 1985. He has been an owner and manager of each of Phillips Farm Elevator, a grain merchandising company, from 2007 to present, and Sleepy Hollow II, LLC, a land ownership company, from 2010 to present. He has also been owner of Phillips Farms, the holding company for Silver Creek Gin Company, a commercial cotton ginning company, since 1999. Additionally, he was named President of Silver Creek Gin Company in 1999 and has been an owner and manager of Producer’s Flying Service, a flying service company, since 1992. Formerly, Mr. Phillips was a partial owner of each of Lexington Homes, a mobile home manufacturing and sales company, from 2004 to 2016, Phillips Brother’s Farms, a commercial catfish farming company, from 1980 to 2016, and Phillips Brother’s Land, a land ownership company, from 2010 to 2012. He also holds an ownership interest in fourteen additional companies. Mr. Phillips’s broad managerial and entrepreneurial experience as an owner of multiple companies and seasoned business judgment are among his qualifications to be a member of the BancPlus board of directors.

Scott Polakoff. Mr. Polakoff has served on the board of directors of RBB Bancorp (“RBB”) since April 2023, and the board of directors of its primary operating subsidiary, Royal Business Bank (the “RBB Bank”), since September 2023. Mr. Polakoff currently serves as Chair of RBB’s and the Bank’s Audit Committee, a member of RBB’s and the Bank’s Directors Loan Committee, Directors Risk Committee, and the Compensation, Nominating, and Governance Committee. Mr. Polakoff has served more than 25 years as a federal banking regulator, including eight years as the Chicago Regional Director of the Federal Deposit Insurance

Corporation and three years as the Chief Operating Officer of the Office of Thrift Supervision. Upon retiring from government service in 2009, he joined Booz Allen Hamilton as a Principal in its regulatory practice. In 2011 he joined FinPro, Inc., to lead its consulting regulatory team. He retired from FinPro on December 31, 2023. He served as a member of FinPro's Board of Directors from February 2024 through November 2025. Mr. Polakoff earned his B.S. (accounting) from West Chester University, is a 1992 graduate of the Southwestern Graduate School of Banking at Southern Methodist University, a 1998 graduate of the Federal Executive Institute’s “Leadership for a Democratic Society” and a 2002 graduate of the Management Certification Program at Loyola University, Chicago, IL. He obtained his Series 24, 79, and 63 FINRA licenses in 2012. He achieved his Certified Anti-Money Laundering Specialist certificate in 2018. Mr. Polakoff also teaches at the Colorado Graduate School of Banking and the ABA’s Stonier Graduate School of Banking. He served on the New Orleans Police Department’s Community Advisory Board from 2021 through 2025 and was selected to the Board of Commissioners for the New Orleans Downtown Development District in 2024. Mr. Polakoff’s regulatory experience and experience on the board of directors of community banks make him qualified to serve on the BancPlus board of directors.

William A. “Bill” Ray. Mr. Ray has been a director of BancPlus since 1987. Mr. Ray previously served as the BancPlus President and Chief Executive Officer from 1986 to 2025. As President and CEO, Mr. Ray was responsible for leading and managing all facets of BancPlus operations, including establishing its long-term goals, strategies, and corporate vision. Mr. Ray was the Chief Financial Officer at BankPlus from 1983 to 1986. Prior to joining BankPlus, Mr. Ray was a Supervising Senior Accountant at Peat, Marwick, Mitchell & Co in Jackson, Mississippi from 1981 to 1983. He continues to hold his certified public accountant certification. Mr. Ray’s previous leadership, together with the skills and knowledge of the banking industry and BankPlus gained during his tenure with BancPlus, was instrumental to BancPlus’ recent growth and success. In addition, Mr. Ray brings to the BancPlus board of directors a unique blend of banking experience that is extremely valuable to BancPlus as it looks to grow its franchise in legacy and new markets.

Mr. Ray holds a Bachelor of Business Administration in Accounting from the University of Mississippi.

Staci H. Tyler. Ms. Tyler has been a director of BancPlus since 2022 and is chair of the Audit Committee and Nominating and Corporate Governance Committee and a member of the Compensation Committee. She also sits on the board of directors of BankPlus. Her principal occupation is Executive Vice President and Chief Financial Officer of EastGroup Properties, Inc. (NYSE: EGP), where she has worked since 2007 and has served as Vice President, Senior Vice President, Assistant Controller, Controller, Chief Accounting Officer and Chief Administrative Officer during that time. Prior to joining EastGroup, she served as Senior Audit Associate with KPMG. Ms. Tyler is a Certified Public Accountant. Ms. Tyler’s extensive accounting, auditing and finance experience are among her qualifications to serve on the BancPlus board of directors.

Ms. Tyler graduated from the University of Mississippi with both a Bachelor of Accountancy and a Masters of Accountancy.

Charles R. White. Mr. White has been a director of BancPlus since 2024 and Lead Independent Director since January 1, 2026, and is chair of the Risk Committee and a member of the Nominating and Corporate Governance Committee. He also sits on the board of directors of BankPlus. His principal occupation is Managing Director in the Fixed Income Capital Markets Division of Stifel Financial, where he has worked since 1998 having been an Executive Managing Director at Sterne Agee & Leach Inc. prior to its merger with Stifel in 2015. Mr. White has extensive experience in financial markets, particularly financial institution accounting and regulatory analytics, interest rate analytics, fixed income credit research and financial institution strategies. He previously served as a director of State Capital Corp. and State Bank & Trust Company prior to their acquisition by BancPlus in 2020. Mr. White’s over 40 years of experience working closely with banks and their management teams to navigate the changing environment of financial markets and his prior experience on the boards of other banks are among his qualifications to serve on the BancPlus board of directors.

Mr. White holds a Bachelor in Banking and Finance from the University of Mississippi and a General Securities Principal Designation.

Corporate Governance Principles and Board Matters

Director Independence. Shares of BancPlus common stock are not listed on a national securities exchange or an inter-dealer quotation system that would require that a majority of BancPlus’ board of directors consist of independent directors. Under these circumstances, the rules of the SEC require that BancPlus identify which of its directors is independent using a definition for independence for directors of a national securities exchange or inter-dealer quotation system, which has a requirement that a majority of the board of directors be independent. The BancPlus board of directors has undertaken a review of the independence of each director based upon the rules of the New York Stock Exchange, including applicable independence requirements for committees of the board of directors. Applying these standards, the BancPlus board of directors has affirmatively determined that, with the exception of Messrs. W. Ray, Webb, Yates, Leake, and Graves, each of BancPlus’ directors qualifies as an independent director under the applicable rules. BancPlus’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are comprised entirely of independent directors.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

This Compensation Discussion and Analysis section (“CD&A”) describes our executive compensation program for 2025, which is administered by the Compensation Committee of the Board (the “Compensation Committee” or the “Committee”). As more fully explained in this section, in 2025 our program consisted of three components: base salary, annual performance-based cash awards, and performance-based/time-based equity awards in the form of restricted stock awards. BancPlus’ named executive officers(“NEOs”) are listed in the table below.

Named Executive	Title
Kirk A. Graves	Chairman, President, and CEO of BancPlus (formerly Senior Executive Vice President and Chief Operating Officer of BancPlus and the Bank)
William A. Ray (1)	Former Vice Chairman, President and CEO of BancPlus
Karlen Turbeville	Senior Executive Vice President and Chief Financial Officer of BancPlus and the Bank
Eugene F. Webb, Jr. (2)	Senior Executive Vice President, Chief Banking Officer, and Director of BancPlus and President and CEO of the Bank
Gabe P. Baldwin	Senior Executive Vice President and Chief Community Banking Officer of the Bank
Gregory A. Ray (3)	Former Senior Executive Vice President and Chief Risk Officer of the Bank

——————————————

(1)
Mr. William A. Ray retired as Vice Chairman, President and CEO of BancPlus effective December 31, 2025. For further information regarding the amounts paid to Mr. Ray in connection with his retirement, please see the sections titled “Summary Compensation Table” and “Employment Agreements for Named Executive Officers”.
(2)
Mr. Webb will retire from his roles as Senior Executive Vice President and Chief Banking Officer of BancPlus and President and Chief Executive Officer of BankPlus effective June 30, 2026.
(3)
Mr. Gregory A. Ray retired as Senior Executive Vice President and Chief Risk Officer in October 2025.

Compensation Philosophy and Objectives

BancPlus believes the most effective executive compensation program is one that is designed to reward long-term and strategic performance and which aligns executives’ interests with those of the shareholders, with the ultimate objective of improving long-term shareholder value. The Committee evaluates both performance and compensation to ensure the Company maintains its ability to attract and retain superior officers in key positions and that compensation provided to key officers remains competitive relative to the compensation paid to similarly situated executives of our peer companies (as discussed below). To that end, the Committee has established an executive compensation program that provides the Company’s executive officers, including the NEOs, a base salary, annual performance-based cash awards, stock-based compensation and other benefits that reward both Company and executive performance. BancPlus’ compensation policies and practices are designed to provide market-competitive compensation awards when BancPlus’ performance, based on select corporate performance metrics, such as net operating income (adjusted), ratio of nonperforming assets to total assets, deposit growth, loan growth, adjusted efficiency ratio, and net overhead expense ratio, exceeds targets set by the Compensation Committee. Net operating income and efficiency ratio are adjusted for certain Committee approved non-recurring items including transition costs, branch closure expenses, and the Company’s 2025 bond portfolio restructure. This incentive-based compensation is a key component of BancPlus’ compensation program, and the incentive awards support both short-term and long-term incentive payouts when performance justifies such awards.

Our executive compensation program incorporates many strong governance practices as discussed further below.

What BancPlus does:

•
Provides a combination of base salary, annual performance-based cash bonuses, and long-term equity incentive awards, which serve as financial incentives to increase retention and align the interests of BancPlus’ executive officers with those of BancPlus’ shareholders.
•
Engages with an independent compensation consultant who provides recommendations and advice to the Compensation Committee.
•
Utilizes meaningful vesting periods of at least 3 years for equity awards to incentivize and align executive pay to BancPlus’ long-term performance.
•
Annually reviews peer and market data to ensure compensation levels remain competitive and aligned with peers.
•
Maintains a formal clawback policy applicable to incentive-based compensation.

What BancPlus Does Not Do

•
Provide automatic or guaranteed annual salary increases
•
Pay excessive perquisites
•
Select incentives that encourage improper risk-taking
•
Permit hedging of BancPlus stock

Process of Making Compensation Decisions

The Compensation Committee is responsible for reviewing and establishing the Company’s compensation programs in accordance with the Company’s compensation philosophy, goals, and objectives, and for ensuring that these do not encourage excessive risk-taking. The Committee attempts to ensure the total compensation paid to executive officers is fair, reasonable, and competitive. The Committee conducts an annual review of the executive officers’ base salary and bonus compensation and engages outside consultants, as discussed below. When determining compensation opportunities, the Committee evaluates and reviews each executive officer’s contribution to the overall performance of the Company, considering any changes in duties or responsibilities, the overall banking environment, skills and talents demonstrated during the year and leadership.

Performance is evaluated in a number of ways. First and most importantly, the Committee evaluates the overall performance of the Company during the year. Company performance metrics evaluated include net operating income (adjusted), ratio of nonperforming assets to total assets, deposit growth, loan growth, adjusted efficiency ratio, and net overhead expense ratio. The Committee also takes into consideration the results of outside reviews of its existing compensation practices. The Committee evaluates the individual performance of each executive officer in their areas of responsibility and to the Company as a whole, taking into consideration the overall banking environment. The Committee reviews and approves the weighting of the Company’s established performance metrics and maintains discretion in its evaluation of individual executive performance. The Committee then works through its process of evaluating and setting compensation for each executive officer based on its compensation objectives described herein.

Role of Executive Officers in Compensation Decisions

BancPlus’ CEO (the “CEO”) provides input to the Compensation Committee regarding the performance of the other executive officers and makes recommendations for compensation amounts payable to the other executive officers. These recommendations are based each executive officer’s performance, commitment and contribution to the Company. The CEO is not involved with any aspect of determining his own pay.

Role and Relationship of the Compensation Consultant

For 2025, the Compensation Committee engaged Aon plc’s Human Capital Solutions practice (“Aon”), an independent compensation consulting firm focused on the financial services sector. The Committee assessed Aon’s independence in accordance with SEC and New York Stock Exchange requirements and determined that Aon was independent during 2025 and there was no conflict of interest resulting from this engagement. Aon works at the direction of the Compensation Committee and the decision to retain Aon was at the sole discretion of the Committee.

The Compensation Committee engaged Aon to:

•
Review BancPlus’ compensation philosophy and strategy
•
Advise and aid in the design of the CEO compensation package
•
Advise and aid in the design of executive officer compensation
•
Evaluate and make recommendations on incentive compensation plans
•
Review and advise on the board of directors’ compensation
•
Perform peer analysis

Peer Group Selection

The Compensation Committee utilizes a Compensation Peer Group for comparative purposes, including in evaluating and determining compensation and performance-related benchmarks and compensation structure for both executives and directors. Aon advised the Committee on potential peers based on SEC-reporting status, asset size, location and similar business model. The Compensation Committee reviews the

Compensation Peer Group annually to ensure its continued appropriateness. The comparative data from BancPlus’ peer group are used only as a guide and the Compensation Committee does not set or target the compensation of BancPlus’ executives at specific levels or within specified percentile ranges relative to peer company pay levels. While the Compensation Committee considers peer data to be a helpful reference to assess the competitiveness and appropriateness of BancPlus’ executive compensation program, the Compensation Committee applies its own business judgment and experience to determine individual compensation due to the inherent limitations of comparative pay assessments, including the lack of precise comparability of executive positions between companies, as well as the companies themselves. Based on total asset size, BancPlus ranked in the 47% percentile. The 2025 Compensation Peer Group approved by the Committee consists of 21 publicly traded companies with total assets ranging from $4.5 billion to $20.8 billion, and a median total asset size of $8.2 billion. The companies comprising the 2025 Compensation Peer Group are as follows:

1st Source Corp. (SRCE)	Midland States Bancorp Inc. (MSBI)
BancFirst Corp. (BANF)	Origin Bancorp, Inc. (OBNK)
Business First Bancshares, Inc. (BFST)	QCR Holdings Inc. (QCRH)
Community Trust Bancorp Inc. (CTBI)	Republic Bancorp Inc. (RBCAA)
First Bancorp (FBNC)	Seacoast Banking Corporation of Florida (SBCF)
First Financial Bankshares, Inc. (FFIN)	SmartFinancial, Inc. (SMBK)
First Financial Corp. (THFF)	South Plains Financial, Inc. (SPFI)
First Mid Bancshares (FMBH)	Southern Missouri Bancorp Inc. (SMBC)
German American Bancorp Inc. (GABC)	Southside Bancshares Inc. (SBSI)
Great Southern Bancorp Inc. (GSBC)	Stock Yards Bancorp Inc. (SYBT)
Horizon Bancorp Inc. (HBNC)

Executive Compensation Mix

The Compensation Committee allocates the various components of compensation based on market information provided by Aon and the Compensation Committee’s business judgment. The market information is derived from research and analysis provided by Aon on comparable positions within BancPlus’ Compensation Peer Group and from market surveys. In 2025, Aon conducted an analysis focused on base salaries, annual cash bonuses and long-term equity incentives of BancPlus compared to peers, which the Compensation Committee used in its decision-making process for BancPlus’ compensation program design for the year. In allocating compensation among base salary, cash bonus, and equity-based compensation, the Compensation Committee compares the individual components of each position at BancPlus against corresponding market levels and calibrates them to ensure compensation is competitive and aligns each executive officer’s incentive structure with organizational performance objectives.

The following table summarizes key elements of BancPlus’ executive compensation program and the primary objectives each element supports. For the fiscal year ended December 31, 2025, the principal components of compensation for executive officers were:

Form	Rationale
Base salary	• Attract and retain highly qualified executives
• Rewards executives' qualifications, experience, responsibilities, and job performance
Annual incentive program ("AIP")	• Promotes the achievement of annual financial goals and aligns management and shareholder interests
Long-term equity incentive awards program (the "LTIP")	• Rewards achievement of the Company's financial objectives and creates a direct link between executives' performance and shareholder value
Perquisites and other personal, health, and welfare benefits	• Provides competitive benefits which reasonably ensure safety and security of our employees in regard to employment, health, and paid time off

Base Salary

The Company provides executive officers with a base salary to compensate them for services rendered during the fiscal year. Base salaries for executive officers are determined based on their position and responsibility by using comparable market data from the 2025 Compensation Peer Group, tailored by the Committee to reflect each executive officer’s actual duties and responsibilities. Base salaries set the foundation for direct compensation to the executive officers, since the payments under the AIP are defined as a percentage of base salaries.

During the review of base salaries for executives, the Committee primarily considers: Compensation Peer Group data; an internal review of the executive’s compensation, both individually and relative to other officers; the executives’ duties and responsibilities and their overall individual performance; scope of responsibilities; and experience.

Salary levels are typically considered annually as part of the Company’s performance review process, as well as upon a promotion or other change in job responsibility. Merit-based increases in the salaries of executive officers are based on the Committee’s assessment of each individual’s performance, after considering the CEO’s recommendations in the case of executive officers other than himself. The NEO salaries for 2025 (other than the CEO’s salary) were approved by the Committee based on the CEO’s recommendations and the individual’s performance. The base salaries in effect for 2024 and 2025 are shown below:

Name	2025 Base Salary ($)	2024 Base Salary ($)	Percentage Change (%)
Kirk A. Graves (1)	420,000	400,000	5%
William A. Ray	690,000	690,000	-
Karlen Turbeville	400,000	360,000	11%
Eugene F. Webb, Jr	690,000	600,000	15%
Gabe P. Baldwin	370,000	355,000	4%
Gregory A. Ray	400,000	380,000	5%

——————————————

(1)
In connection with Mr. Graves’ appointment as Chairman, President and CEO of BancPlus effective January 1, 2026, Mr. Graves base salary for 2026 increased to $650,000 pursuant to the Graves Employment Agreement (as defined below). For further information regarding the Graves Employment Agreement, please see the section titled “Employment Agreements for Named Executive Officers”.

BancPlus’ Executive Incentive Programs

Annual Incentive Program

The AIP provides cash bonuses to the executive officers and was designed to (i) motivate executives to attain superior annual performance in key areas we believe create long-term value for BancPlus and its shareholders and (ii) provide incentive compensation opportunities competitive with the Compensation Peer Group.

2025 AIP Payout Opportunities

The Committee establishes a target annual incentive award for all executive officers expressed as a percentage of the executive officer’s base salary, established by factors such as: the estimated contribution and responsibility of the executive officer, Compensation Peer Group market practices, and the recommendation of the CEO (for all executive officers excluding himself).

There are no payouts under the AIP for performance below the threshold and maximum payouts are capped regardless of performance above the maximum level. The Committee determined that these levels are sufficient to provide the opportunity for executive officers to increase their annual cash compensation based on Company-level performance.

As illustrated by the table below, each of the NEOs had a target AIP award for 2025 expressed as a percentage of their respective base salaries. Incentive awards for performance between defined levels are calculated based on straight-line interpolation.

	AIP Opportunity Levels as a % of Base Salary
Name	Threshold %	Target %	Maximum%
Kirk A. Graves	0.0%	40.0%	60.0%
William A. Ray	0.0%	50.0%	75.0%
Karlen Turbeville	0.0%	40.0%	60.0%
Eugene F. Webb, Jr.	0.0%	50.0%	75.0%
Gabe P. Baldwin	0.0%	35.0%	52.5%
Gregory A. Ray	0.0%	40.0%	60.0%

2025 AIP Performance Measures and Goals

For 2025, the Committee selected performance measures that correlated earnings to shareholder value and BancPlus’ emphasis on improving efficiency. The Committee weighed each of the measures described below in light of budgeted earnings, profitability, and operational efficiency for 2025. All AIP performance metrics were absolute measures and based on budgeted expectations for the year. The table below shows the performance achieved against each financial measure’s target and the resulting percentage if the target annual incentive is earned. The Committee reviews and tailors, as necessary, performance measures annually. This review process helps ensure that Company-wide goals used for incentive plans support the Company’s overall strategy, accommodate any shifts in strategy from year-to-year or during market changes and reflect past experiences and best practices as discussed with Aon.

						Result	Weighted
	Weighting	Threshold	Target	Maximum	Achieved	% of	% of
AIP Measures	%	Goal	Goal	Goal	Performance	Target	Target
Net Operating income (adjusted)	35.0%	$94,587	$111,279	$127,971	$131,601	150.0%	150.0%
Non-Performing Assets/Total Assets	15.0%	0.575%	0.500%	0.425%	0.412%	150.0%	150.0%
Adjusted Efficiency Ratio	10.0%	71.02%	67.64%	64.26%	63.28%	150.0%	150.0%
Net Overhead	10.0%	2.04%	1.94%	1.84%	1.84%	149.3%	149.3%
Loan Growth	15.0%	3.95%	4.65%	5.35%	2.55%	0.0%	0.0%
Deposit Growth	15.0%	3.99%	4.69%	5.39%	2.64%	0.0%	0.0%
Total	100.0%			Overall Performance			104.9%

Based on BancPlus’ 2025 financial results, the AIP was achieved at 104.9% of the target. As a result of the above, Mr. Graves, Ms. Turbeville, Mr. Webb, and Mr. Baldwin each received 104.9% of their Target % award under the AIP as further described in the section titled “Summary Compensation Table”. For 2025, the NEOs received the following AIP awards: Mr. Graves - $176,278; Ms. Turbeville - $167,884; Mr. Webb - $362,000; Mr. Baldwin - $135,881. Mr. Gregory A. Ray retired prior to December 31, 2025 and therefore was not eligible for an award under the AIP. In addition, Mr. William A. Ray did not receive an award under the AIP pursuant to the Ray Transition Agreement.

Mortgage Production Override

In an effort to remain competitive with the Company’s peers, Mr. Baldwin receives an override payment in his capacity as President of BankPlus Mortgage calculated based on a percentage of the BankPlus Mortgage Center’s closed monthly mortgage volume in excess of a certain amount in addition to the annual cash payment under the AIP. The specific formula is not publicly disclosed for competitive reasons.

Long-Term Equity Incentive Program

BancPlus maintains the LTIP to reward achievement of BancPlus’ financial objectives and create a direct link between executive officer performance and shareholder value. The purpose of the LTIP is to align executive officer’s interests with shareholder interests, increase executive officer stock ownership, and ensure sound risk management by providing a balanced view of performance and reward over a longer time horizon. The LTIP also positions our total compensation opportunities to be competitive with the market to attract and retain strong talent, which is needed to drive our success.

Under the LTIP, BancPlus’ executive officers are eligible to receive equity-based awards under the 2018 Long-Term Incentive Plan (the “2018 Plan”). Each executive officer has a target LTIP award value based on a multiple of his or her base salary which would be earned based on BancPlus’ performance relative to a performance metric or metrics, in each case determined by the Committee. Each of these goals were selected to support the strategic goals of the Company in its effort to increase shareholder value. The weighting of the goals was set by the Committee to maintain a balance of the different objectives. The Committee, in consultation with management, was responsible for setting the appropriate targets for each of these strategic objectives based on internal projections and targets. No grant is made for results falling below threshold performance. Executive officers have historically been granted time-based restricted stock awards pursuant to the 2018 Plan with a 3-year annual vesting period. Shares of restricted stock granted pursuant to the 2018 Plan generally entitle the holders to dividends as declared. For more information on the awards granted to the NEOs, see the section titled “Outstanding Equity Awards at 2025 Fiscal Year End”. While BancPlus does not have a formal policy with respect to the grant of equity incentive awards, awards granted pursuant to the LTIP are generally granted in the second quarter of each year, allowing the Compensation Committee adequate time to evaluate prior year performance. When determining the annual LTIP awards for our executive officers, the Compensation Committee believes it is important to take into account not only the grant date values included in the “Summary Compensation Table,” but also to consider the effect of the year-end value of our stock on those awards over time.

For 2025, the executive officers received time-based restricted stock awards with a 3-year annual vesting period with the value of such awards based on BancPlus’ return on average common equity during the fiscal year ending December 31, 2025 being at least in the 25% percentile among the 2025 Compensation Peer Group as the threshold level and 75% as the maximum performance level. The Compensation Committee determined that BancPlus achieved maximum performance.

For 2025, LTIP awards were based on return on average common equity relative to peers as of December 31, 2024. Restricted stock was granted on April 1, 2025 with a three-year vesting period. The restricted stock grants in 2025 were based on the following metrics:

Return on Average Common Equity Relative to Peer Group	Award Payout Percentage
< 25th Percentile	0% of Target
25th Percentile	50% of Target
50th Percentile	100% of Target
75th Percentile or greater	150% of Target

The following table provides supplemental information on all plan-based equity grants made during 2025 to help explain the information in our Summary Compensation Table.

	LTIP Opportunities (Percent of Salary)
Name	Threshold Goal	Target Goal	Maximum Goal	Achieved Performance	Maximum # shares	Grant Date Fair Value of Stock Awards ($)
Mr. Graves	0%	45%	67.5%	67.5%	4,123	270,057
Ms. Turbeville	0%	40%	60.0%	60.0%	3,298	216,019
Mr. William A. Ray	0%	60%	90.0%	90.0%	9,481	621,006
Mr. Gregory A. Ray	0%	45%	67.5%	67.5%	3,917	256,564
Mr. Webb	0%	60%	90.0%	90.0%	8,245	540,048
Mr. Baldwin	0%	35%	52.5%	52.5%	2,846	186,413

Perquisites

Perquisites provided to executive officers are reviewed annually within the context of BancPlus’ executive compensation program, market practices, and the nature of each executive officer’s responsibilities. Generally, BancPlus limits the types of perquisites offered to executive officers to those categories shown in the “All Other Compensation for 2025” table below. The Committee believes the currently offered perquisites are minimal in overall cost and competitively necessary to attract and retain talented executives and to support the performance of our executive officers. BancPlus provides some executive officers, depending on the agreement, payment of premiums for life insurance policies, 401(k) employer contributions, executive medical examinations, anniversary awards, a portion of travel expenses for family members and technology reimbursements. In addition, BancPlus encourages certain executive officers to belong to a country club so that there is an appropriate entertainment forum for customers and appropriate interaction with the executives’ communities. BancPlus pays the initiation fee and annual dues for club memberships for certain executive officers.

Director Compensation

Certain NEOs also serve as members of BancPlus’ board of directors and receive only the standard meeting attendance fee paid to all non-employee directors. The additional consideration paid to NEOs for serving on BancPlus’ board of directors is intended to compensate them for the additional time and responsibilities associated with such service and is intended to ensure the board of directors has sufficient representation from management to facilitate appropriate oversight.

Health and Welfare Benefits

BancPlus’ named executive officers are generally eligible to participate in BancPlus’ employee benefit plans, including medical, dental, vision, and long-term care and health and dependent care flexible spending accounts, in each case on the same basis as all of BancPlus’ other employees. BancPlus’ named executive officers are offered BancPlus-paid long-term disability insurance in an amount equal to 60% of income earned with a maximum monthly benefit of $5,000. In addition, BancPlus’ named executive officers are provided insurance benefits at the following coverage amounts: Mr. Graves-$1,000,000, Ms. Turbeville-$1,000,000, Mr. Webb-$1,100,400 and Mr. Baldwin-$1,383,200. BancPlus also has a split-dollar insurance arrangement with Mr. Graves, which was paid for in full prior to 2025. Under this split-dollar insurance arrangement, the Company is the owner of an insurance policy on Mr. Graves’ life. Upon Mr. Graves’ death, a portion of the death benefit will be paid to beneficiary(ies) designated by Mr. Graves, subject to the terms and restrictions of the split-dollar endorsement agreement between Mr. Graves and the Company, and the balance is paid to the Company.

Compensation Committee Discussion

For a discussion as to Compensation Committee interlocks and insider participation, please see the section titled “Item 10. Directors, Executive Officers and Corporate Governance - Corporate Governance Principles and Board Matters - Compensation Committee Interlocks and Insider Participation.”

Compensation Committee Report

Pursuant to rules and regulations of the SEC, this Compensation Committee Report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent that BancPlus specifically incorporates this information by reference, and otherwise shall not be deemed “soliciting material” or to be “filed” with the SEC, subject to Regulation 14A or 14C of the SEC or subject to the liabilities of Section 18 of the Exchange Act.

The Compensation Committee has reviewed and discussed with management the above “Compensation Discussion and Analysis,” and, based on such review and discussion, the Compensation Committee recommended to the board of directors, and the board of directors has approved, that the “Compensation Discussion and Analysis” be included in this Annual Report.

Compensation Committee of the Board of Directors of BancPlus

•
R. Hal Parker, Chairman
•
Staci Tyler
•
Ryan J. Lopiccolo

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)		All Other Compensation ($) (8)	Total ($)
Kirk A. Graves (3)	2025	413,846	270,057	176,278		71,943	932,124
President and Chief	2024	395,385	256,522	205,633		61,720	919,260
Executive Officer	2023	373,077	236,295	190,267		56,424	856,063
William A. Ray	2025	690,000	621,006	—		3,885,334	5,196,340
Former Vice Chairman,	2024	690,000	621,036	443,396		167,620	1,922,052
President and CEO	2023	683,077	594,008	431,857		120,374	1,829,316
Karlen Turbeville (4)
SEVP and Chief Financial Officer	2025	387,692	216,019	167,884		45,246	816,841
Eugene F. Webb, Jr.	2025	662,308	540,048	362,000		96,403	1,660,759
SEVP and Chief Banking	2024	588,461	495,027	385,562		79,334	1,548,384
Officer	2023	545,385	290,296	344,234		69,547	1,249,462
Gabe P. Baldwin (5)
SEVP and Chief Community Banking Officer	2025	365,385	186,413	550,983	(6)	49,977	1,152,758
Gregory A. Ray (7)
Former SEVP and Chief Risk Officer	2025	332,308	256,564	—		945,881	1,534,753

——————————————

(1)
On April 1, 2025, BancPlus’ named executive officers received restricted stock awards under the 2018 Plan. The grant date fair value of the unvested awards set forth in this column is computed in accordance with ASC 718 and based on the December 31, 2024 value of $65.50 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP as of that time. As previously disclosed, this appraised value was determined solely for purposes of the ESOP’s administration and is therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of BancPlus common stock, is presented for illustrative purposes only and should not be relied on for any reason. Neither BancPlus nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if BancPlus or the ESOP obtains a new appraised value, to disclose such new appraised value.
(2)
Amounts represent performance-based cash bonuses earned under the AIP as discussed above.
(3)
Mr. Graves was appointed as President and CEO of BancPlus effective January 1, 2026 in connection with Mr. William A. Ray's retirement, effective December 31, 2025. In connection with his promotion, Mr. Graves entered into a new employment agreement. See the section titled "Employment Agreements for Named Executive Officers" for a description of Mr. Graves' new employment agreement.
(4)
Ms. Turbeville qualified as a named executive officer for the first time in 2025.
(5)
Mr. Baldwin qualified as a named executive officer for the first time in 2025.
(6)
Amount includes $415,102 paid to Mr. Baldwin as a mortgage production override as discussed in more detail in the section titled “Mortgage Production Override”.
(7)
Mr. Gregory A. Ray retired in October 2025 and qualified as a named executive officer for the first time in 2025. For further information regarding the amounts paid to Mr. Ray in connection with his retirement, please see the section titled "Employment Agreements for Named Executive Officers".
(8)
The following table details the amounts included in the "All Other Compensation" column.

All Other Compensation Table for 2025

	Year	Country Club Dues ($)	Dividends on Restricted Stock ($)	401(k) Employer Contributions ($)	Life Insurance Premiums ($)	Director Fees ($) (1)	Severance ($) (2)	Restricted Stock Vesting ($) (3)	Executive Medical ($) (4)	Other ($) (5)
Mr. Graves	2025	10,665	16,140	14,000	5,938	24,000	—	—	—	1,200
Mr. William A. Ray	2025	6,740	38,718	14,000	37,716	24,000	2,387,577	1,376,583	—	—
Ms. Turbeville	2025	10,028	12,573	14,000	8,645	—	—	—	—	—
Mr. Webb	2025	8,010	29,154	14,000	11,173	24,000	—	—	10,066	—
Mr. Baldwin	2025	21,342	11,035	14,000	3,600	—	—	—	—	—
Mr. Gregory A. Ray	2025	10,530	10,780	14,000	5,569	—	904,002	—	—	1,000

(1)
Represents an attendance fee for attending the regular monthly board of directors meeting.
(2)
Represents cash paid to Mr. William A. Ray and Mr. Gregory A. Ray and accrued by BancPlus in connection with their retirement. See section titled "Employment Agreements for Named Executive Officers" for additional details.
(3)
Represents the value of the accelerated vesting of restricted stock upon Mr. William A. Ray’s retirement on December 31, 2025.
(4)
Represents the cost of an executive physical.
(5)
Represents (1) a $1,200 cell phone allowance for Mr. Graves and (2) a $1,000 anniversary award for Mr. Gregory A. Ray.

Grants of Plan Based Awards in 2025

The following table provides supplementary information relating to all grants of plan-based equity and non-equity awards made during 2025 to help explain information provided above in our Summary Compensation Table.

					All Other Stock	Grant Date
		Estimated Future Payouts Under			Awards: Number	Fair Value of
		Non-Equity Incentive Plan Awards (1)			of Shares of Stock	Stock Awards (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	(#)	($)
Mr. Graves		-	168,000	252,000
	April 1, 2025				4,123	270,057
Ms. Turbeville		-	160,000	240,000
	April 1, 2025				3,298	216,019
Mr. William A. Ray		-	345,000	517,500
	April 1, 2025				9,481	621,006
Mr. Gregory A. Ray		-	140,000	210,000
	April 1, 2025				3,917	256,564
Mr. Webb		-	345,000	517,500
	April 1, 2025				8,245	540,048
Mr. Baldwin (3)		-	129,500	194,250
	April 1, 2025				2,846	186,413

(1)
The amounts shown in these columns reflect possible payouts under the AIP for 2025. The minimum possible payment level (threshold) was 0% of the target amount shown, and the maximum possible payment was 150% of the target. All of these amounts are percentages of the executive’s base salary for 2025. The amount of the award actually earned by the NEOs was recommended by the Compensation Committee on February 20, 2026 and approved by the Board on February 24, 2026. Amounts actually earned for 2025 are reported as Non-Equity Incentive Plan Compensation in the “Summary Compensation Table”.
(2)
The grant date fair value of the awards set forth in this column is computed in accordance with ASC 718 and based on the December 31, 2024 value of $65.50 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP as of that time.
(3)
The mortgage production override does not have a threshold/target/maximum. For further details, see the section titled “Mortgage Production Override”.

Employment Agreements for Named Executive Officers

The following is a discussion of the agreements in place between us and our named executive officers.

Kirk A. Graves

On December 18, 2025, BancPlus entered into an employment agreement with Mr. Graves (the “Graves Employment Agreement”) pursuant to which Mr. Graves began serving as the President and Chief Executive Officer of BancPlus and Chairman of the Board of Directors (the “Boards”) of BancPlus and BankPlus (the “Bank”), BancPlus’ wholly-owned subsidiary, effective January 1, 2026, and President and Chief Executive Officer of the Bank, effective July 1, 2026.

Pursuant to the terms of the Graves Employment Agreement and the terms approved by the Boards, Mr. Graves will be entitled to (i) receive an initial base salary equal to $650,000 (subject to annual adjustment by the Compensation Committee), (ii) participate in the AIP with an initial target cash bonus of 50% of his annual base salary, (iii) participate in the LTIP with an initial target award bonus of 60% of his annual base salary, on the same basis generally applicable to senior executive officers, (iv) participate in all employee benefit and perquisite plans and programs made available generally to senior executive officers, and (v) receive reimbursement of country club dues and assessments, and other expenses.

Under the Graves Employment Agreement, Mr. Graves is bound by customary non-competition and non-solicitation covenants during his period of employment and for a period of twenty-four months after the date his employment with BancPlus terminates for any reason, as well as customary non-disclosure covenants during the period of his employment and after the date his employment with BancPlus terminates for any reason.

The Graves Employment Agreement provides for the following severance benefits in the event of termination of employment by BancPlus other than for Cause or by Mr. Graves for Good Reason (as such terms are defined in the Graves Employment Agreement), unrelated to a Change in Control (as such term is defined in the Graves Employment Agreement): (i) a lump sum payment equal to the sum of (1) two times his then-current base salary plus (2) the average bonus amount received by him in the prior three years, (ii) payment of a pro-rated annual bonus for the year of termination based on achievement of the applicable performance metrics, and (iii) payment of COBRA premiums for eighteen months.

The Graves Employment Agreement also contains certain additional change in control protections as discussed in the section titled “Change in Control Agreements”.

William A. Ray

BancPlus had previously entered into an employment agreement with Mr. William A. Ray, effective January 1, 2024 (the “Ray Employment Agreement”), which provided, among other things, that Mr. Ray would (a) receive an annual base salary (subject to annual adjustments by BancPlus’ compensation committee), (b) be eligible to participate in BancPlus’ AIP and LTIP on the same basis generally applicable to senior executive officers, (c) participate in BancPlus’ qualified retirement plan, employee benefit and deferred compensation programs, perquisite programs (including the provision of an automobile mileage reimbursement for business travel, among other perquisite benefits) and any health benefit plans available to senior executive officers, (d) receive continued coverage under a life insurance policy providing a death benefit of no less than $2,560,000, and (e) receive reimbursement of country club dues and assessments.

Under the Ray Employment Agreement, Mr. Ray was bound by customary non-competition and non-solicitation covenants during his period of employment and for periods of six months and three years, respectively, after the date his employment with BancPlus terminates for any reason, as well as customary non-disclosure covenants during the period of his employment and after the date his employment with BancPlus terminates for any reason.

The Ray Employment Agreement also provided for certain severance and change of control benefits in the event of termination of employment.

In connection with Mr. Ray’s retirement, BancPlus entered into a Transition Agreement (the “Ray Transition Agreement”) with Mr. Ray, dated as of August 19, 2025. Pursuant to the Ray Transition Agreement, Mr. Ray continued serving as the Company’s Vice Chairman, President and Chief Executive Officer through December 31, 2025 (the “Ray Transition Date”). The Ray Transition Agreement provided that, subject to Mr. Ray’s continued employment through the Ray Transition Date and in lieu of the benefits provided under the Ray Employment Agreement, Mr. Ray was entitled to receive (i) his current salary through the Ray Transition Date, (ii) reimbursement for business expenses incurred through the Ray Transition Date that are eligible for reimbursement under Mr. Ray’s existing employment agreement with BancPlus, and (iii) any vested benefits Mr. Ray may have under any retirement, health, or other welfare employee benefit plan of BancPlus through the Ray Transition Date in accordance with the terms of such employee benefit plan. Further, subject to Mr. Ray’s execution and non-revocation of a release of claims (the “Ray Release”), Mr. Ray was also entitled to receive (a) accelerated vesting of all outstanding, unvested restricted stock awards (“RSAs”) held by Mr. Ray on the Ray Transition Date, (b) $2,300,000 in a single lump sum payment, and (c) the transfer of Mr. Ray’s MassMutual life insurance policy to Mr. Ray, provided that Mr. Ray will be solely responsible for payment of any and all premiums in connection with such life insurance policy after transfer.

Eugene F. Webb, Jr.

The Webb Employment Agreement currently provides, among other things, that Mr. Webb will (a) receive an annual base salary (subject to annual adjustments by BancPlus’ compensation committee), (b) be eligible to participate in BancPlus’ AIP and LTIP on the same basis generally applicable to senior executive officers, (c) participate in BancPlus’ qualified retirement plan, employee benefit and deferred compensation programs, perquisite programs (including the provision of an automobile mileage reimbursement for business travel, among other perquisite benefits) and any health benefit plans available to senior executive officers, (d) receive continued coverage under a life insurance policy providing a death benefit of no less than $1,100,400, and (e) receive reimbursement of country club dues and assessments.

Under the Webb Employment Agreement, Mr. Webb is bound by customary non-competition and nonsolicitation covenants during his period of employment and for periods of six months and three years, respectively, after the date his employment with BancPlus terminates for any reason, as well as customary non-disclosure covenants during the period of his employment and after the date his employment with BancPlus terminates for any reason.

The Webb Employment Agreement provides for the following severance benefits in the event of termination of employment by BancPlus other than for cause or by Mr. Webb, as applicable, for good reason (as such terms are defined in the Webb Employment Agreement), unrelated to a change in control (as such term is defined in the Webb Employment Agreement): (a) a lump sum payment equal to the sum of (i) two times his then-current base salary plus (ii) the average bonus amount received by him in the prior three years, (b) payment of a pro-rated annual bonus for the year of termination based on achievement of the applicable performance metrics, and (c) payment of COBRA premiums for 18 months.

The Webb Employment Agreement also includes additional change-in-control protections, as discussed in the section titled “Change in Control Agreements”.

As previously announced, Mr. Webb has elected to retire effective June 30, 2026 (the “Webb Transition Date”). In connection with Mr. Webb’s retirement, BancPlus entered into a Transition Agreement (the “Webb Transition Agreement”) with Mr. Webb, dated as of August 19, 2025. Pursuant to the Webb Transition Agreement, Mr. Webb will continue serving as Senior Executive Vice President and Chief Banking Officer of BancPlus and President and Chief Executive Officer of the Bank on the terms set forth in the Webb Employment Agreement through the Webb Transition Date. The Webb Transition Agreement provides that, subject to Mr. Webb’s continued employment through the Webb Transition Date and in lieu of the benefits provided under the Webb Employment Agreement, Mr. Webb will be entitled to receive (i) his current salary through the Webb Transition Date, (ii) reimbursement for business expenses incurred through the Webb Transition Date that are eligible for reimbursement under Mr. Webb’s existing employment agreement with BancPlus, (iii) his 2025 annual bonus in the normal course in the first quarter of 2026, subject to the terms and conditions generally applicable to annual bonuses, and (iv) any vested benefits Mr. Webb may have under any retirement, health, or other welfare employee benefit plan of BancPlus through the Webb Transition Date in accordance with the terms of such employee benefit plan. Further, subject to Mr. Webb’s execution and non-revocation of a release of claims (the “Webb Release”), Mr. Webb will also be entitled to receive (a) accelerated vesting of all outstanding, unvested RSAs held by Mr. Webb on the Webb Transition Date, (b) $1,400,000 in a single lump sum payment, and (c) the transfer of Mr. Webb’s MassMutual life insurance policy to Mr. Webb, provided that Mr. Webb will be solely responsible for payment of any and all premiums in connection with such life insurance policy after transfer. Finally, Mr. Webb will remain eligible to receive a 2026 RSA under the 2018 Plan, expected to be granted in the first half of 2026, subject to Mr. Webb’s continued employment through the grant date of the 2026 RSA, and such award would be eligible for the accelerated vesting set forth in (a) above.

Mr. Gregory A. Ray

In connection with Mr. Gregory A. Ray’s retirement effective October 24, 2025 (the “Ray Retirement Date”), BancPlus entered into a Retirement and Release Agreement (the “Ray Retirement and Release Agreement”) with Mr. Gregory A. Ray, dated November 26, 2025. The Ray Retirement and Release Agreement provides that Mr. Gregory A. Ray will be entitled to receive (i) his base salary through the Ray Retirement Date, (ii) reimbursement for business expenses incurred prior to the Ray Retirement Date which were eligible for reimbursement, (iii) payment for accrued and unused vacation, and (iv) any vested and accrued benefits Mr. Gregory A. Ray may have under any retirement, health, or other welfare employee benefit plan of BancPlus through the Ray Retirement Date in accordance with the terms of such employee benefit plan. In exchange for Mr. Gregory A. Ray’s execution and non-revocation of a waiver of claims, under the Ray Retirement and Release Agreement, in addition to the above amounts, Mr. Gregory A. Ray is entitled to receive a payment of $876,810 in three installments, the final of which is to be paid not later than March 15, 2026. Any restricted stock awards held by Mr. Gregory A. Ray that have not vested as of the Ray Retirement Date will be forfeited. Mr. Gregory A. Ray is bound by customary non-solicitation covenants for a period of twenty-four months for BancPlus employees and eighteen months for BancPlus’ customers after the Ray Retirement Date, as well as customary non-disclosure covenants. The Ray Retirement and Release Agreement supersedes Mr. Gregory A. Ray’s previous change in control agreement.

Other NEOs

Ms. Turbeville and Mr. Baldwin do not have employment agreements with the Company and the terms of their compensation are determined annually as described in greater detail above. See the section titled “Change in Control Agreements” for information on their Change in Control Agreements.

Change in Control Agreements

The occurrence or potential occurrence of a change in control could create uncertainty regarding the continued employment of the NEOs. Change in control protections offer NEOs a level of security that BancPlus believes allows them to continue to focus and serve in the best interest of BancPlus and BancPlus’ shareholders.

Kirk A. Graves

The Graves Employment Agreement contains certain provisions that provide severance benefits to Mr. Graves in the event of a qualifying termination of employment related to change in control.

If the employment of Mr. Graves is terminated by BancPlus other than for Cause or by him for Good Reason (as such terms are defined in the Graves Employment Agreement) during the period beginning three months before and ending 24 months following a Change in Control (as such term is defined in the Graves Employment Agreement), Mr. Graves will receive the following severance benefits: (a) a lump sum payment equal to the sum of (i) three times his then-current base salary plus (ii) three times the average annual bonus amount received by him in the prior three years, (b) payment of a prorated annual bonus for the year of termination based on achievement of the applicable performance metrics, (c) monthly payments equal to the amount BancPlus would have paid for continued health coverage for Mr. Graves had he remained employed until the earliest of (i) 18 months following termination, (ii) eligibility for continuation coverage under COBRA expires or (iii) Mr. Graves is eligible for similar benefits under another employer’s health benefit program, (d) payment of life insurance premiums for 18 months, and (e) reimbursement of country club dues and assessments for two years. In addition, any awards under the 2018 Plan that are outstanding on the date of termination will be handled in accordance with the terms of the plan.

Under the Graves Employment Agreement, if any part of the severance payments or benefits received by Mr. Graves in connection with a termination related to a Change in Control constitutes an excess parachute payment under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) (the “Code”), Mr. Graves will receive the greater of (1) the amount of such payments and benefits reduced so that none of the amount constitutes an excess parachute payment, net of income taxes, or (2) the full amount of such payments and benefits, net of all applicable taxes, including income taxes, employment taxes and excise taxes under Section 4999 of the Code. In addition, the Graves Employment Agreement requires as a condition of receipt of these change in control severance benefits that Mr. Graves sign a general release in favor of BancPlus and comply with certain restrictive covenants, including covenants not to disclose confidential information, not to compete for 24 months following termination, and not to solicit employees or customers or interfere with any of BancPlus’ customer relationships for 24 months following termination.

Eugene F. Webb, Jr.

The Webb Employment Agreement contains certain provisions that provide severance benefits to Mr. Webb in the event of a qualifying termination of employment related to a change in control. The Webb Employment Agreement provides for severance benefits described below in the event of a termination of employment by BancPlus other than for cause or by the executive for good reason during a defined “protected period” related to a change in control.

If the employment of Mr. Webb is terminated by BancPlus other than for Cause or by him for Good Reason (as such terms are defined in the Webb Employment Agreement) during the period beginning six months before and ending 24 months following a Change in Control (as such term is defined in the Webb Employment Agreement), Mr. Webb will receive the following severance benefits: (a) a lump sum payment equal to the sum of (i) three times his then-current base salary plus (ii) three times the average annual bonus amount received by him in the prior three years, (b) payment of a prorated annual bonus for the year of termination based on achievement of the applicable performance metrics, (c) continued health plan coverage until he is covered under another plan or Medicare Part B, (d) payment of life insurance premiums for ten years, (e) reimbursement of country club dues and assessments for two years, and (f) transfer of his automobile lease and reimbursement of lease payments for remainder of the lease term.

Under the Webb Employment Agreement, if any part of the severance payments or benefits received by Mr. Webb in connection with a termination related to a change in control constitutes an excess parachute payment under Section 4999 of the Code, Mr. Webb will receive the greater of (1) the amount of such payments and benefits reduced so that none of the amount constitutes an excess parachute payment, net of income taxes, or (2) the full amount of such payments and benefits, net of all applicable taxes, including income taxes, employment taxes and excise taxes under Section 4999 of the Code. The Webb Employment Agreement further provides that, if the Company is not publicly traded and the shareholder vote exemption under Section 280G of the Code is available, if Mr. Webb waives his right to receive excess parachutes, the Company will use reasonable best efforts to obtain the requisite shareholder vote. In addition, the Webb Employment Agreement requires as a condition of receipt of these change in control severance benefits that Mr. Webb sign a general release in favor of BancPlus and comply with certain restrictive covenants, including covenants not to disclose confidential information, not to compete for six months following termination, and not to solicit employees or customers or interfere with any of BancPlus’ customer relationships for 36 months following termination. Mr. Webb has also entered into the Webb Transition Agreement which provides for new severance payments in connection with his planned retirement and in lieu of the benefits provided under the Webb Employment Agreement; provided that, in the event of a change in control prior to the Webb Transition Date, the above severance benefits contained in the Webb Employment Agreement would apply. See the section titled “Employment Agreements for Named Executive Officers” for a description of the terms of the Webb Transition Agreement.

Gabe P. Baldwin

In March 2018, BancPlus entered into a Change in Control agreement with Mr. Baldwin (the “Baldwin CIC Agreement”). The Baldwin CIC Agreement contains certain provisions that provide severance benefits to Mr. Baldwin in the event of a qualifying termination of employment related to change in control.

If the employment of Mr. Baldwin is terminated by BancPlus other than for Cause or by him for Good Reason (as such terms are defined in the Baldwin CIC Agreement) during the period beginning six months before and ending 12 months following a Change in Control (as such term is defined in the Baldwin CIC Agreement), Mr. Baldwin will receive the following severance benefits: (a) a lump sum payment equal to the sum of (i) one times his then-current base salary and mortgage production override draw plus (ii) two times the average annual bonus amount received by him in the prior three years plus (iii) one times the average of the prior three calendar year’s commissions and/or override pay (less the draw), (b) payment of a prorated annual bonus for the year of termination based on achievement of the applicable performance metrics, (c) monthly payments equal to the amount BancPlus would have paid for continued health coverage for Mr. Baldwin had he remained employed until the earliest of (i) 12 months following termination or (ii) eligibility for continuation coverage under COBRA expires. Any awards under the 2018 Plan that are outstanding on the date of termination will be handled in accordance with the terms of the plan.

Under the Baldwin CIC Agreement, if any part of the severance payments or benefits received by Mr. Baldwin in connection with a termination related to a Change in Control constitutes an excess parachute payment under Section 4999 of the Code, Mr. Baldwin will receive the greater of (1) the amount of such payments and benefits reduced so that none of the amount constitutes an excess parachute payment, net of income taxes, or (2) the full amount of such payments and benefits, net of all applicable taxes, including income taxes, employment taxes and excise taxes under Section 4999 of the Code. In addition, the Baldwin CIC Employment Agreement requires as a condition of receipt of these change in control severance benefits that Mr. Baldwin sign a general release in favor of BancPlus and comply with certain restrictive covenants, including covenants not to disclose confidential information, not to compete for six months following termination, and not to solicit employees or customers or interfere with any of BancPlus’ customer relationships for 12 months following termination.

Karlen Turbeville

In March 2018, BancPlus entered into a Change in Control agreement with Ms. Turbeville (the “Turbeville CIC Agreement”). The Turbeville CIC Agreement contains certain provisions that provide severance benefits to Ms. Turbeville in the event of a qualifying termination of employment related to change in control.

If the employment of Ms. Turbeville is terminated by BancPlus other than for Cause or by her for Good Reason (as such terms are defined in the Turbeville CIC Agreement) during the period beginning six months before and ending 12 months following a Change in Control (as such term is defined in the Turbeville CIC Agreement), Ms. Turbeville will receive the following severance benefits: (a) a lump sum payment equal to the sum of (i) two times her then-current base salary plus (ii) two times the average annual bonus amount received by her in the prior three years, (b) payment of a prorated annual bonus for the year of termination based on achievement of the applicable performance metrics, (c) monthly payments equal to the amount BancPlus would have paid for continued health coverage for Ms. Turbeville had she remained employed until the earliest of (i) 12 months following termination or (ii) eligibility for continuation coverage under COBRA expires. Any awards under the 2018 Plan that are outstanding on the date of termination will be handled in accordance with the terms of the 2018 Plan.

Under the Turbeville CIC Agreement, if any part of the severance payments or benefits received by Ms. Turbeville in connection with a termination related to a Change in Control constitutes an excess parachute payment under Section 4999 of the Code, Ms. Turbeville will receive the greater of (1) the amount of such payments and benefits reduced so that none of the amount constitutes an excess parachute payment, net of income taxes, or (2) the full amount of such payments and benefits, net of all applicable taxes, including income taxes, employment taxes and excise taxes under Section 4999 of the Code. In addition, the Turbeville CIC Employment Agreement requires as a condition of receipt of these change in control severance benefits that Ms. Turbeville sign a general release in favor of BancPlus and comply with certain restrictive covenants, including covenants not to disclose confidential information, not to compete for six months following termination, and not to solicit employees or customers or interfere with any of BancPlus’ customer relationships for 12 months following termination.

Potential Payments Upon Termination or Change in Control

The table below sets forth the estimated payments to be made to each NEO in the event of a qualifying change in control as of the last business day of the year ended December 31, 2025. See the section titled “Change in Control Agreements” for a description of the agreements pursuant to which these payments would be made.

			Termination Without
			Cause or Departing
			for Good Reason
			Unrelated to	In Connection
			a Change	with a Change
Name	Benefit		in Control	in Control
Mr. Graves	Severance pay	(1)	$1,206,673	$2,007,960
	Stock award vesting	(2)	-	-
	Country club dues		-	23,520
	Health and welfare benefits	(3)	22,567	31,474
	Total value		$1,229,240	$2,062,954
Mr. William A. Ray (4)	Severance pay		$2,300,000	$-
	Stock award vesting		1,376,583	-
	Country club dues		-	-
	Health and welfare benefits		87,577	-
	Total value		$3,764,160	$-
Ms. Turbeville	Severance pay	(1)	$-	$1,283,756
	Stock award vesting	(2)	-	-
	Country club dues		-	-
	Health and welfare benefits	(3)	-	25,161
	Total value		$-	$1,308,917
Mr. Webb	Severance pay	(1)	$2,106,491	$2,106,941
	Stock award vesting	(2)	1,253,168	1,253,168
	Country club dues		-	-
	Health and welfare benefits	(3)	-	-
	Total value		$3,359,659	$3,360,109
Mr. Baldwin	Severance pay	(1)	$-	$1,258,860
	Stock award vesting	(2)	-	-
	Country club dues		-	-
	Health and welfare benefits	(3)	-	25,161
	Total value		$-	$1,284,021
Mr. Gregory A. Ray (5)	Severance pay		$876,810	$-
	Stock award vesting		-	-
	Country club dues		-	-
	Health and welfare benefits		27,192	-
	Total value		$904,002	$-

(1)
See the section titled "Change in Control Agreements" for additional detail on payments upon termination or change in control.
(2)
Stock award vesting is based on an assumed value of $76.00 per common share reflecting the most recent valuation of our common stock on December 31, 2025.
(3)
Health and welfare benefits represent the portion of the total cost that would be paid by BancPlus.
(4)
Severance payments represent actual severance payments received by Mr. William A. Ray in connection with the Ray Transition Agreement. See the section titled “Employment Agreements for Named Executive Officers” for additional detail on these severance payments.
(5)
Severance payments represent actual severance payments received by Mr. Gregory A. Ray in connection with the Ray Retirement and Release Agreement. See the section titled “Employment Agreements for Named Executive Officers” for additional detail on these severance payments.

Outstanding Equity Awards at 2025 Fiscal Year End

The following table provides information regarding outstanding equity awards held by each of BancPlus’ named executive officers on December 31, 2025.

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units That Have Not Vested (2)
Mr. Graves	April 1, 2023	1,180	$89,680
	April 1, 2024	2,924	222,224
	April 1, 2025	4,123	313,348
Ms. Turbeville	April 1, 2023	899	68,324
	April 1, 2024	2,257	171,532
	April 1, 2025	3,298	250,648
Mr. Webb	April 1, 2023	1,450	110,200
	April 1, 2024	5,642	428,792
	April 1, 2025	8,245	626,620
Mr. Baldwin	April 1, 2023	800	60,800
	April 1, 2024	1,975	150,100
	April 1, 2025	2,846	216,296

(1)
The grants vest annually in equal increments over three years.
(2)
The market value of the unvested awards as of December 31, 2025 is based on the December 31, 2025 value of $76.00 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP. As previously disclosed, this appraised value was determined solely for purposes of the ESOP’s administration and is therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of BancPlus common stock, is presented for illustrative purposes only and should not be relied on for any reason. Neither BancPlus nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if BancPlus or the ESOP obtains a new appraised value, to disclose such new appraised value.
(3)
Pursuant to the Ray Transition Agreement, Mr. William A. Ray received accelerated vesting of all outstanding, unvested restricted stock awards held by Mr. William A. Ray on the Ray Transition Date.
(4)
Pursuant to the Ray Release and Retirement Agreement, Mr. Gregory A. Ray forfeited all unvested restricted stock awards held on the Ray Retirement Date.

Stock Vested for 2025

The following table summarizes the stock awards that vested for named executive officers during the fiscal year ended December 31, 2025. The amounts reflected below show the number of shares acquired at the time of vesting. The amounts reported as value realized on vesting are shown on a before-tax basis.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Mr. Graves	3,495	$228,923
Mr. William A. Ray	28,338	2,125,838
Ms. Turbeville	2,627	172,069
Mr. Webb	5,204	340,862
Mr. Baldwin	2,432	159,296
Mr. Gregory A. Ray	3,136	205,408

(1)
The market value of the vested awards during the year ended December 31, 2025, except for a portion of Mr. William A. Ray's awards as described below, is based on the value of BancPlus common stock at the time of vesting which was $65.50 per share at April 1, 2025. Mr. William A. Ray's awards also included 19,526 shares that vested upon Mr. Ray's retirement at $70.50 per share which was the latest appraisal received by BancPlus at the time of vesting. As previously disclosed, the appraised value of BancPlus common stock was determined solely for purposes of the ESOP’s administration and is therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of BancPlus common stock, is presented for illustrative purposes only and should not be relied on for any reason. Neither BancPlus nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if BancPlus or the ESOP obtains a new appraised value, to disclose such new appraised value.

Director Compensation

BancPlus’ non-employee directors receive an annual retainer and all directors receive a monthly attendance fee of $2,000 provided they attend the regular monthly board of directors meeting. In addition, all non-employee directors receive committee chair and member cash retainers for their service on board of directors committees. Finally, BancPlus’ non-employee directors also receive an annual grant of BancPlus restricted stock with a grant date value of approximately $30,000. Directors who are also employees do not receive the cash retainers or the restricted stock grant, but are eligible to receive the monthly meeting attendance fee. Directors have been and will continue to be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. The cash retainers payable under BancPlus’ director compensation program are summarized in the table below.

	Retainer to Non-Employee Members ($)	Committee Chair Retainer ($)	Committee Member Retainer ($)
BancPlus	20,000	—	—
Committees
Audit Committee	—	15,000	7,500
Risk, Compensation, Nominating and Corporate Governance and Trust Committees	—	10,000	5,000

In addition to the above, the chairman of the board of directors receives an annual retainer of $50,000 and non-employee directors who are members of the executive committee receive an attendance fee of $1,500 per meeting. As chairman of the board in 2025, Mr. Jones did not receive the committee chair retainer for chairing the nominating and corporate governance committee in 2025. Effective January 1, 2026, Mr. Graves became chairman of the board of directors, but as an employee director is not eligible to receive the annual retainer of $50,000. In 2015, the BancPlus board of directors implemented a director retirement program providing that any director elected in March 2015 who retires from the board of directors at a future date after attaining the age of 75 will be paid a monthly fee equal to the monthly attendance fee for the regular board meeting at the time of their retirement for the remainder of the director’s life.

2025 Director Compensation

The following table sets forth compensation paid, earned or awarded during 2025 to each of the BancPlus directors other than Mr. Ray, Mr. Webb and Mr. Graves, whose compensation is reflected in the “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
David Guidry	61,500	29,999		—	—	91,499
B. Bryan Jones III (2)	101,500	29,999		—	—	131,499
R. Eason Leake	49,000	29,999		—	—	78,999
Ryan Lopiccolo	66,500	29,999		—	—	96,499
R. Hal Parker	71,500	29,999		—	—	101,499
John F. Phillips III	54,000	29,999		—	—	83,999
Staci H. Tyler	77,750	100,499	(3)	—	—	178,249
Charles R. White	66,500	29,999		—	—	96,499
Max S. Yates (4)	24,000	228,006		146,898	440,908	839,812

(1)
The grant date fair value of the awards set forth in this column, except for a portion of Ms. Tyler's awards as described in footnote 3 below, is computed in accordance with ASC 718 and based on the December 31, 2024 value of $65.50 per share of BancPlus common stock, which was the latest appraisal received by BancPlus for purposes of administering the ESOP at the time of the grant. Messrs. Guidry, Jones, Leake, Lopiccolo, Parker, Phillips, and White, each had 458 unvested awards at December 31, 2025. Ms. Tyler had 1,458 unvested restricted stock awards at December 31, 2025. Mr. Yates had 7,011 unvested restricted stock awards at December 31, 2025.
(2)
Mr. Jones served as Chairman of the BancPlus board of directors until his retirement on December 31, 2025.
(3)
Reflects a one-time grant of 1,000 restricted stock awards on December 18, 2025, with a grant date fair value based on the September 30, 2025 value of $70.50 per share which was the latest appraisal received by BancPlus for purposes of administering the ESOP at the time of the grant, in recognition of Ms. Tyler’s additional responsibility overseeing the management transition which occurred in 2025.

(4)
In addition to serving as a director, Mr. Yates was an employee of BancPlus during 2025. He received the monthly fee for attending the regular board of directors meeting, but did not receive the annual director retainers or the restricted stock grant. Compensation received for service as an employee of BancPlus is reflected in the “Stock Awards”, “Non-Equity Incentive Plan Compensation,” and “All Other Compensation” columns above, and the amounts in the “All Other Compensation” column are summarized in the table below. Mr. Yates is the Senior Executive Vice President & Chief Strategy Officer and is not a named executive officer.

The following table details the amounts included in All Other Compensation:

	Salary ($)	Country Club Dues ($)	401(k) Employer Contributions ($)	Life Insurance Premiums ($)	Dividends ($)	Spousal Travel ($) (1)	Cell Phone Allowance ($)
Mr. Yates	393,846	6,420	14,000	11,141	13,849	452	1,200

(1)
Represents incremental cost to the Company for spousal attendance at business events.

Change in Control Agreement

BancPlus entered into a Change in Control Agreement with Mr. Yates effective January 1, 2018 (the “Yates CIC Agreement”), which had a two year initial term and automatically renews January 1 of each year for successive one-year terms unless either party notifies the other of an intent not to renew no later than the October 31st preceding the renewal date. The terms of the Turbeville CIC Agreement described above in the section titled “- Change in Control Agreements” are also applicable to the Yates CIC Agreement.

BancPlus Corporation 2018 Long-Term Incentive Plan

In 2018, the BancPlus board of directors adopted the 2018 Plan, which was subsequently approved by its shareholders at its 2018 annual meeting. The purpose of the 2018 Plan is to focus the efforts of BancPlus’ officers, employees, and directors toward its long-term success and that of its affiliates by providing financial incentives and aligning the interests of its employees and directors with those of its shareholders by providing a means to acquire an equity ownership interest in BancPlus.

Plan Summary

Administration. The 2018 Plan is administered by the Compensation Committee.

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

Share Limits. In 2022, the 2018 Plan was amended to increase the maximum number of shares of BancPlus common stock that may be issued in connection with awards granted under the 2018 Plan to 750,000, any or all of which may be issuable as incentive stock options. Shares of BancPlus common stock related to nonvested, unpaid, unexercised, unconverted or otherwise unsettled portion of any award that is forfeited or cancelled or that expires or terminates for any reason without becoming vested, paid, exercised, converted or otherwise settled in full are also available for grant (unless the recipient of such award received dividends or other economic benefits with respect to such shares of stock, which dividends or other economic benefits were not forfeited, in which case such shares would count against this aggregate limit). The limitations on the number of shares of BancPlus common stock under the 2018 Plan are subject to adjustment for specified changes in capitalization, including a stock split, stock dividend, combination or exchange of shares, exchange for other securities, reclassification, reorganization, recapitalization, merger or consolidation or any other increase or decrease in the number of outstanding shares of BancPlus common stock effected without consideration to the Company. As of December 31, 2025, 183,990 shares of BancPlus common stock were available for issuance under the 2018 Plan, and there were 201,410 outstanding restricted stock grants that remained subject to forfeiture.

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

Stock Options. Stock options provide the holder with the right to purchase shares of BancPlus common stock at a future date at a specified exercise price and may be issuable as incentive stock options or non-qualified stock options. Incentive stock options generally provide the holders with certain favorable tax benefits, as compared to non-qualified stock options. The terms of each option award, including any vesting requirements, are determined by or under the direction of the Committee at the time of grant, subject to certain limitations under the 2018 Plan or applicable law. Accordingly, the 2018 Plan requires that the exercise price of a stock option be at least equal to the fair market value of BancPlus common stock on the date that the option is granted, and the term of any incentive stock option may not exceed ten years from the date of grant. Further, no incentive stock option may be granted more than ten years after the adoption of the plan. In the event of termination of employment of a participant, any vested incentive stock option that is outstanding and held by that participant will expire and terminate unless exercised within three months of the termination event, unless as a result of death or disability, for which longer exercise periods are permitted. Certain additional limitations would apply with respect to any incentive stock option issued to an employee who also beneficially owns 10% or more of BancPlus common stock.

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

BancPlus Corporation Employee Stock Ownership Plan

BancPlus maintains an employee stock ownership plan (the “ESOP”) that covers all employees who are 21 years of age or older and work in a position requiring at least 1,000 hours of service annually. The ESOP also has 401(k) provisions that allow for employee tax deferred contributions. Participants may make contributions to the ESOP in accordance with applicable regulations and the ESOP’s provisions. BancPlus makes a 3% “safe harbor” matching contribution, plus an additional matching contribution equal to 50% of the next 2% of an employee’s salary deferral contributions in excess of 3%. Additional contributions are made to the ESOP at the discretion of the BancPlus board of directors. As of December 31, 2025, the ESOP owned 1,385,754 shares of BancPlus common stock.

Compensation Clawback Policy

The Board has approved a Clawback Policy consistent with applicable Rule 10D-1 under the Exchange Act. The Clawback Policy provides for the recovery of incentive-based compensation, to executive officers in certain circumstances, including erroneously awarded compensation in the event of an accounting restatement.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that we may deduct in any year with respect to any one of our NEOs.

The Committee intends to maximize deductibility of executive compensation while retaining discretion needed to compensate executives in a manner commensurate with performance and the competitive landscape for executive talent.

Risk Considerations in our Compensation Programs

Each year, the Compensation Committee, together with BancPlus’ risk officers, assesses BancPlus’ compensation policies and practices. This assessment reviews the key enterprise risks to which BancPlus is subject, including credit, liquidity, market/interest rate, compliance, operational, technology, strategic, reputational, and other risks, and focuses on the compensation arrangements most likely to implicate those risks. We believe that our compensation policies and practices for our employees are reasonable and properly align our employees’ interests with those of our shareholders. We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on BancPlus. We believe our compensation programs are designed to encourage appropriate risk management while discouraging behavior that may result in excessive risk. In this regard, the following elements have been incorporated in our compensation programs for executive officers:

•
Compensation mix of cash and equity awards to increase retention and align the incentives of our executive officers and shareholders;
•
Use of multiple metrics in incentive plans for executive officers;
•
Application of caps on incentives;
•
No automatic or guaranteed annual salary increases;
•
No excessive perquisites;
•
Emphasizing long-term and performance-based compensation; and
•
Instituting a formal clawback policy applicable to all incentive-based compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of BancPlus’ common stock as of February 27, 2026, by (1) BancPlus’ directors and named executive officers, (2) each person who is known to us to own beneficially 5% or more of BancPlus’ common stock and (3) all directors and executive officers as a group. BancPlus has determined beneficial ownership in accordance with the rules of the SEC, which generally provide that a security is beneficially owned when the shareholder has, directly or indirectly, voting power and/or investment power over such security. A shareholder is also deemed to be, as of any date, the beneficial owner of all securities that such shareholder has the right to acquire within 60 days after that date through (i) the exercise of any option, warrant or right, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement, or (iv) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options or other rights (as set forth above) held by that person that are currently exercisable, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated, based on information furnished by such shareholders, BancPlus’ management believes that each person has sole voting and dispositive power over the shares indicated as owned by such person. Unless otherwise noted, the address for each shareholder listed on the table below is: c/o BancPlus Corporation, 1068 Highland Colony Parkway, Ridgeland, Mississippi 39157. The table below calculates the percentage of beneficial ownership based on 11,679,870 shares of common stock outstanding as of February 27, 2026.

Name of Beneficial Owner	Number of Shares	Percentage
Directors and Named Executive Officers:
Gabe P. Baldwin(1)	12,643	*
David Barksdale(2)	342	*
Kirk A. Graves(3)	22,309	*
David Guidry(4)	21,046	*
R. Eason Leake(5)	106,926	*
Ryan J. Lopiccolo(6)	1,909	*
R. Hal Parker(7)	9,688	*
Margaret M. Peaster(8)	1,094,748	9.37%
Scott M. Polakoff(9)	342	*
John F. Phillips III(10)	143,093	1.23%
Gregory A. Ray	5,403	*
William A. Ray(11)	191,679	1.64%
Karlen Turbeville(12)	10,885	*
Staci H. Tyler(13)	2,714	*
Eugene F. Webb, Jr.(14)	57,403	*
Charles R. White(15)	16,940	*
Max S. Yates(16)	223,188	1.91%
All Directors and Executive Officers as a group (19 persons)	1,951,133	16.71%
Other Greater than 5% Holders:
BancPlus Corporation Employee Stock Ownership Plan (with 401(k) provisions)(17)	1,385,754	11.86%
Laura Peaster Nelson(18)	1,074,606	9.20%
Joseph C. Canizaro	640,575	5.48%

* Ownership is less than 1%.

(1)
Includes 5,621 shares of unvested restricted stock over which Mr. Baldwin has sole voting but no investment power. The number of shares reported in the table does not include 16,805.1678 shares held by the BancPlus Corporation Employee Stock Ownership Plan (the “ESOP”) for the benefit of Mr. Baldwin.
(2)
Includes 142 shares of unvested restricted stock over which Mr. Barksdale has sole voting but no investment power.
(3)
Includes 8,227 shares of unvested restricted stock over which Mr. Graves has sole voting but no investment power. The number of shares reported in the table does not include 9,151.4935 shares held by the ESOP for the benefit of Mr. Graves.
(4)
Includes 458 shares of unvested restricted stock over which Mr. Guidry has sole voting but no investment power.
(5)
Includes (i) 458 shares of unvested restricted stock over which Mr. Leake has sole voting but no investment power; and (ii) 20,000 shares held by Mr. Leake’s spouse.
(6)
Includes 458 shares of unvested restricted stock over which Mr. Lopiccolo has sole voting but no investment power.
(7)
Includes (i) 458 shares of unvested restricted stock over which Mr. Parker has sole voting but no investment power; (ii) 1,907 shares held in an individual retirement account; (iii) 355 shares held by Mr. Parker's spouse, and (iv) 6,006 shares pledged as collateral to secure outstanding debt obligations over which Mr. Parker retains voting rights.
(8)
Includes (i) 960,910 shares held by the Peaster 2012 Family Trust, of which Ms. Peaster and Ms. Nelson share voting and investment power over these shares and (ii) 142 shares of unvested restricted stock over which Ms. Peaster has sole voting but no investment power.
(9)
Includes 142 shares of unvested restricted stock over which Mr. Polakoff has sole voting but no investment power.
(10)
Includes (i) 458 shares of unvested restricted stock over which Mr. Phillips has sole voting but no investment power; and (ii) 54,167 shares held by Phillips Farms Elevator LLC, of which Mr. Phillips is a manager, which are pledged as collateral to secure outstanding debt obligations and over which Mr. Phillips retains voting rights.
(11)
Includes 142 shares of unvested restricted stock over which Mr. William A. Ray has sole voting but no investment power; and (ii) 20,000 shares held by Mr. Ray’s spouse. The number of shares reported in the table does not include 1,192.8326 shares held by the ESOP for the benefit of Mr. Ray.
(12)
Includes 6,454 shares of unvested restricted stock over which Ms. Turbeville has sole voting but no investment power. The number of shares reported in the table does not include 147.1556 shares held by the ESOP for the benefit of Ms. Turbeville.
(13)
Includes 1,458 shares of unvested restricted stock over which Ms. Tyler has sole voting but no investment power.
(14)
Includes 15,337 shares of unvested restricted stock over which Mr. Webb has sole voting but no investment power. The number of shares reported in the table does not include 23,253.3054 shares held by the ESOP for the benefit of Mr. Webb.
(15)
Includes 458 shares of unvested restricted stock over which Mr. White has sole voting but no investment power.
(16)
Includes 7,011 shares of unvested restricted stock over which Mr. Yates has sole voting but no investment power. The number of shares reported in the table does not include 7,477.8477 shares held by the ESOP for the benefit of Mr. Yates.

(17)
These shares are 100% owned by the ESOP. GreatBanc Trust Company is the Plan Trustee of the ESOP. The Plan Trustee has discretionary authority to vote company stock held by the ESOP.
(18)
Includes 960,910 shares held by the Peaster 2012 Family Trust, of which Ms. Peaster and Ms. Nelson share voting and investment power over these shares.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2025:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	183,990
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	183,990

(1)
Plans approved by shareholders include the 2018 Long-Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2025, and each proposed transaction, in which:

•
BancPlus has been or will be a participant;
•
the amount involved exceeds or will exceed $120,000; and
•
any of BancPlus’ directors, nominees for director, executive officers or beneficial holders of more than five percent of BancPlus’ capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Ordinary Banking Relationships

Certain of the BancPlus officers, directors and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have or have had transactions with, BankPlus, BancPlus or its affiliates in the ordinary course of business. These transactions include deposits, loans, mortgages and other financial services related transactions. Related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to BancPlus, do not involve more than normal risk of collectability or present other features unfavorable to BancPlus and are a type that BankPlus generally makes available to the public. As of the date of this prospectus, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans. BancPlus expects to continue to enter into transactions in the ordinary course of business on similar terms with its officers, directors and principal shareholders, as well as their immediate family members and affiliates.

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

•
is made in the ordinary course of business on substantially the same terms (including interest rates and collateral) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with members of the general public;
•
does not involve more than the normal risk of repayment or present other unfavorable features; and
•
is of a type that is generally made available by BankPlus to the public.

Other Related Person Transactions

BancPlus retains Ross & Yerger, an insurance agency, to provide insurance to BancPlus and to BankPlus. In fiscal year 2025, BancPlus paid approximately $1.8 million to Ross & Yerger for these policies. Since January 1, 2026, BancPlus has paid approximately $1,000 to Ross & Yerger for its current policies. Eason Leake, one of the BancPlus directors, is Chairman of the Ross & Yerger board of directors, a position he has held since 2002, and currently works as a producer for Ross & Yerger. In connection with the foregoing transactions, Mr. Leake received commissions from Ross & Yerger during 2025 totaling approximately $52,000. Since January 1, 2026, Mr. Leake has received approximately $3,000 in commissions from Ross & Yerger in connection with transactions with BancPlus and BankPlus. Additionally, BancPlus has contracted with third-party service providers through referrals by Mr. Leake, for which Ross & Yerger received referral fees from such third-party service providers. In 2025, Ross & Yerger paid approximately $98,000 to Mr. Leake in connection with these third-party referrals. Since January 1, 2026, Ross & Yerger has paid approximately $10,000 to Mr. Leake in connection with BancPlus-related third-party referrals.

Policies and Procedures Regarding Related Party Transactions

The BancPlus board of directors has adopted a written related party transaction approval policy (the “RPT Policy”) pursuant to which an independent committee of the BancPlus board of directors, the Audit Committee, reviews and approves or takes such other action as it may deem appropriate with respect to the following transactions:

•
any transaction in which BancPlus is a participant, or any agreement or amendment to an agreement to which BancPlus is a party, and which involves an amount exceeding $120,000 and in which any of the BancPlus directors, executive officers or 5% shareholders, or any other “related person” as defined in Item 404 of SEC Regulation S-K (“Item 404”), has or will have a direct or indirect material interest; and
•
any other transaction that meets the related party disclosure requirements of the SEC as set forth in Item 404.

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
•
the indemnification and advancement of expenses pursuant to the BancPlus articles of incorporation, the BancPlus bylaws or an indemnification agreement; and
•
transactions where the related person’s interest or benefit arises solely from such person’s ownership of BancPlus’ securities and holders of such securities receive the same benefit on a pro rata basis.

Director Independence

For a discussion on director independence, please see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance - Corporate Governance Principles and Board Matters - Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Forvis Mazars, LLP (PCAOB No. 686) for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Audit fees	$691,925	$577,725
Audit-related fees	73,500	73,500
Tax fees	83,175	65,550
All other fees	21,525	30,900
Total	$870,125	$747,675

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

(a)
The following are filed as part of this Annual Report on Form 10-K:
1.
The following consolidated financial statements of BancPlus Corporation are filed as a part of this report under Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets - December 31, 2025 and December 31, 2024

Consolidated Statements of Income - Years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Comprehensive Income - Years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Cash Flows - Years ended December 31, 2025, 2024, and 2023

Notes to Consolidated Financial Statements - December 31, 2025

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
4.1

Specimen Certificate for BancPlus Corporation Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

4.2

Registration Rights Agreement, dated February 28, 2022, by and among BancPlus Corporation and Joseph C. Canizaro, and Joseph C. Canizaro, as trustee of The Corte Trust (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on March 1, 2022)

4.3

Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

4.4

Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

10.1*

Employment Agreement, effective January 1, 2026, by and between BancPlus Corporation and Kirk A. Graves (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K/A of the Registrant filed on December 19, 2025)

10.2*

Employment Agreement, effective January 1, 2024, by and between BancPlus Corporation and Eugene F. Webb, Jr. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K of the Registrant filed on March 6, 2024)

10.3*+	Change in Control Agreement, effective March 20, 2018, as amended by the First Amendment, effective March 19, 2024, by and between BancPlus Corporation and Karlen Turbeville
10.4*+	Change in Control Agreement, effective March 20, 2018, by and between BancPlus Corporation and Gabe P. Baldwin
10.5*

Change in Control Agreement, effective January 1, 2018, by and between BancPlus Corporation and Max S. Yates (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

10.6*+	Retirement and Release Agreement, effective October 24, 2025, by and between BancPlus Corporation and Gregory A. Ray
10.7*

Employment Agreement, effective January 1, 2024, by and between BancPlus Corporation and William A. Ray (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K of the Registrant filed on March 6, 2024)

10.8*	Amended and Restated BancPlus Corporation 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on March 16, 2022)
10.9*

Form of BancPlus Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, as amended (File No. 333-236022), of the Registrant, filed on January 31, 2020)

10.10*+	Amended and Restated BancPlus Corporation Employee Stock Ownership Plan
10.11

Letter Agreement, dated June 22, 2022, between BancPlus Corporation and the U.S. Department of Treasury, with respect to the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on June 23, 2022)

10.12+	Amended and Restated Loan Agreement, dated December 29, 2025, by and between BancPlus Corporation and First Horizon Bank
10.13

Pledge Agreement, dated June 13, 2025, by and between BancPlus Corporation and First Horizon Bank (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Registrant, filed on June 17, 2025)

10.14+	First Amendment to Pledge Agreement, dated December 29, 2025, by and between BancPlus Corporation and First Horizon Bank
10.15*

Ray Transition Agreement, dated August 19, 2025, between the Company and William A. Ray (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed on August 21, 2025)

10.16*

Webb Transition Agreement, dated August 19, 2025, between the Company and Eugene F. Webb, Jr. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Registrant filed on August 21, 2025)

14.1+	Ethics and Conduct Policy of the Company
19.1+	Insider Trading Policy of the Company
21.1+	Subsidiaries of the Company
23.1+	Consent of Forvis Mazars, LLP

31.1+	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2+	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1++	Certification by Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification by Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+	Inline XBRL Interactive Data
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)

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

BANCPLUS CORPORATION

March 9, 2026	By:	/s/ Kirk Graves
Kirk A. Graves
President, Chief Executive Officer, Chairman of the Board and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint Kirk A. Graves and Karlen Turbeville, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature	Title	Date
/s/ Kirk A. Graves	President, Chief Executive Officer, Chairman of the Board and Director	March 9, 2026
Kirk A. Graves	(Principal Executive Officer)

/s/ Karlen Turbeville	Senior Executive Vice President and Chief Financial Officer	March 9, 2026
Karlen Turbeville	(Principal Financial Officer and Principal Accounting Officer)

/s/ Eugene F. Webb, Jr.	Senior Executive Vice President, Chief Banking Officer, and Director	March 9, 2026
Eugene F. Webb, Jr.

/s/ Max S. Yates	Senior Executive Vice President, Chief Strategy Officer, and Director	March 9, 2026
Max S. Yates

/s/ David Barksdale	Director	March 9, 2026
David Barksdale

/s/ David Guidry	Director	March 9, 2026
David Guidry

/s/ R. Eason Leake	Director	March 9, 2026
R. Eason Leake

/s/ Ryan J. Lopiccolo	Director	March 9, 2026
Ryan J. Lopiccolo

/s/ R. Hal Parker	Director	March 9, 2026
R. Hal Parker

/s/ Margaret M. Peaster	Director	March 9, 2026
Margaret M. Peaster

/s/ John F. Phillips III	Director	March 9, 2026
John F. Phillips III

/s/ Scott M. Polakoff	Director	March 9, 2026
Scott M. Polakoff

/s/ William A. Ray	Director	March 9, 2026
William A. Ray

/s/ Staci H. Tyler	Director	March 9, 2026
Staci H. Tyler

/s/ Charles R. White	Lead Independent Director	March 9, 2026
Charles R. White

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Not applicable.