Form 10-Q
period 2026-03-31
BANCPLUS CORP
filed 2026-05-08
CIK 1118004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of April 30, 2026: 11,732,898

BANCPLUS CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BancPlus Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets:
Cash and due from banks	$80,239	$82,358
Interest-bearing deposits with banks	363,031	265,891
Total cash and cash equivalents	443,270	348,249
Securities available for sale, net of allowance for credit losses of zero at March 31, 2026 and December 31, 2025	1,131,849	1,034,788
Securities held to maturity - fair value $21,478 - 2026; $23,217 - 2025	22,577	23,257
Loans held for sale	12,874	10,449

Loans	6,304,125	6,291,533
Less: Allowance for credit losses	71,422	71,066
Net loans	6,232,703	6,220,467

Premises and equipment, net	145,971	143,768
Operating lease right-of-use assets	29,829	30,558
Accrued interest receivable	36,466	36,287
Goodwill	62,772	62,772
Other assets	165,206	167,853
Total assets	$8,283,517	$8,078,448

Liabilities:
Deposits	$7,214,250	$6,990,219
Advances from Federal Home Loan Bank and other borrowings	67,497	98,499
Subordinated debentures	53,744	53,689
Operating lease liabilities	32,017	32,523
Accrued interest payable	15,996	14,233
Other liabilities	32,703	37,267
Total liabilities	7,416,207	7,226,430

Redeemable common stock owned by the ESOP	105,317	105,317
Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value 250,000 authorized, issued and outstanding at March 31, 2026 and December 31, 2025; aggregate liquidation preference of $250,000	250,000	250,000
Common Stock, par value $1.00 per share 100,000,000 authorized; 11,679,489 and 11,678,902 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	11,679	11,679
Additional paid-in capital	127,955	126,581
Retained earnings	485,641	465,604
Accumulated other comprehensive loss, net	(7,965)	(1,846)
	867,310	852,018
Less: Redeemable common stock owned by the ESOP	(105,317)	(105,317)
Total shareholders' equity	761,993	746,701
Total liabilities and shareholders' equity	$8,283,517	$8,078,448

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2026	2025
Interest income:
Interest and fees on loans	$95,817	$92,567
Taxable securities	10,866	7,877
Tax-exempt securities	305	314
Interest-bearing bank balances and other	3,112	3,828
Total interest income	110,100	104,586

Interest expense:
Deposits	36,607	38,270
Advances from Federal Home Loan Bank	589	2,003
Other borrowings	1,435	2,112
Total interest expense	38,631	42,385

Net interest income	71,469	62,201
Provision for credit losses	1,197	484
Net interest income after provision for credit losses	70,272	61,717

Noninterest income:
Service charges on deposit accounts	6,242	5,854
Mortgage origination income	1,294	404
Debit card interchange	2,242	2,325
Other income	11,665	13,846
Total noninterest income	21,443	22,429

Noninterest expense:
Salaries and employee benefits expenses	33,355	31,730
Net occupancy expenses	4,875	4,716
Furniture, equipment and data processing expenses	7,794	7,514
Other expenses	11,115	10,705
Total noninterest expense	57,139	54,665

Income before income taxes	34,576	29,481
Income tax expense	7,567	6,262
Net income	$27,009	$23,219
Preferred stock dividends	781	1,250
Net income available to common shareholders	$26,228	$21,969

Earnings per common share - basic	$2.29	$1.91
Earnings per common share - diluted	$2.27	$1.90

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2026	2025

Net income	$27,009	$23,219
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	(8,000)	10,391
Reclassification adjustment for net derivative gains included in net income	(111)	—
Tax effect	1,992	(2,588)
Total other comprehensive income (loss), net of tax	(6,119)	7,803
Comprehensive income	$20,890	$31,022

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(In Thousands, Except Share and Per Share Data)

								Less:
							Accumulated	Redeemable
					Additional		Other	Common Stock	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Owned by the	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity

January 1, 2025	250,000	$250,000	11,694,256	$11,694	$127,215	$411,186	$(25,676)	$(95,253)	$679,166

Net income	—	—	—	—	—	23,219	—	—	23,219
Other comprehensive income, net	—	—	—	—	—	—	7,803	—	7,803
Stock based compensation	—	—	—	—	1,349	—	—	—	1,349
Preferred stock dividends	—	—	—	—	—	(1,250)	—	—	(1,250)
Common stock dividends ($0.50 per share)	—	—	—	—	—	(5,847)	—	—	(5,847)
March 31, 2025	250,000	$250,000	11,694,256	$11,694	$128,564	$427,308	$(17,873)	$(95,253)	$704,440

January 1, 2026	250,000	$250,000	11,678,902	$11,679	$126,581	$465,604	$(1,846)	$(105,317)	$746,701
Net income	—	—	—	—	—	27,009	—	—	27,009
Other comprehensive loss, net	—	—	—	—	—	—	(6,119)	—	(6,119)
Issuance of restricted stock, net of forfeitures	—	—	187	—	—	—	—	—	—
Issuance of Company Stock	—	—	400	—	28	—	—	—	28
Stock based compensation	—	—	—	—	1,346	—	—	—	1,346
Preferred stock dividends	—	—	—	—	—	(781)	—	—	(781)
Common stock dividends ($0.53 per share)	—	—	—	—	—	(6,191)	—	—	(6,191)
March 31, 2026	250,000	$250,000	11,679,489	$11,679	$127,955	$485,641	$(7,965)	$(105,317)	$761,993

BancPlus Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income per condensed consolidated statements of income	$27,009	$23,219
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,197	484
Depreciation and amortization	2,390	2,457
Net accretion of securities	(1,005)	(1,345)
Net (gain) loss on sales of premises and equipment	(195)	35
Gain on sale assets held for sale	(131)	—
Net loss (gain) on sales of other real estate owned	29	(3)
Gain on loans held for sale	(1,294)	(404)
Write-downs of other real estate owned	70	1,030
Deferred income tax expense (benefit)	(519)	138
Federal Home Loan Bank stock dividends	(99)	(222)
Stock based compensation expense	1,346	1,349
Origination of loans held for sale	(50,730)	(46,273)
Proceeds from loans held for sale	45,562	43,192
Earnings on bank-owned life insurance	(1,279)	(986)
Amortization of equity method investments	2,309	816
Repayment of operating lease liabilities	(1,023)	—
Gain on sale of branches	(3,582)	(5,418)
Net change in:
Accrued interest receivable and other assets	1,764	(2,075)
Accrued interest payable and other liabilities	(2,734)	(3,577)
Net cash provided by operating activities	19,085	12,417

Cash flows from investing activities:
Purchases of securities available for sale	(128,132)	(204,249)
Maturities and calls of securities available for sale	24,086	263,978
Maturities, prepayments and calls of securities held to maturity	670	—
Net (increase) decrease in loans	(21,026)	37,631
Purchases of premises and equipment	(5,067)	(5,229)
Proceeds from sales of premises and equipment	103	—
Proceeds from sales of other real estate owned	1,314	323
Proceeds from sales of assets held for sale	600	—
Investment in unconsolidated entities	(1,112)	(201)
Proceeds from bank-owned life insurance	—	333
Redemptions of Federal Home Loan Bank stock	2,028	—
Cash paid in sale of branches	(31,049)	(88,567)
Net cash (used in) provided by investing activities	(157,585)	4,019

BancPlus Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$48,567	$105,631
Money market, negotiable order of withdrawal, and savings deposits	264,325	136,744
Certificates of deposit	(41,423)	(63,225)
Proceeds from Federal Home Loan Bank advances	—	984
Payments on Federal Home Loan Bank advances	(30,004)	(988)
Payments on other borrowings	(1,000)	—
Issuance of common stock	28	—
Cash dividends paid on common stock	(6,191)	(5,847)
Cash dividends paid on preferred stock	(781)	(1,250)
Net cash provided by financing activities	233,521	172,049

Net change in cash and cash equivalents	95,021	188,485

Cash and cash equivalents at beginning of period	348,249	409,639

Cash and cash equivalents at end of period	$443,270	$598,124

Supplemental cash flow information:
Interest paid	$36,868	$44,130
Federal and state income tax payments	2,500	—
Acquisition of real estate in non-cash foreclosures	322	2,211
Transfers from loans held for sale to loans	3,922	—
Assets transferred to buyer in branch sale	12,782	2,135
Lease liabilities arising from obtaining right-of-use assets	784	1,559

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

The unaudited interim consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest, and reflect all adjustments (consisting of normal recurring adjustments) that are necessary in the opinion of the Company’s management to fairly present the financial position, results of operations and cash flows of the Company. They have been derived from the audited consolidated financial statements for the fiscal year ended December 31, 2025; however, certain notes and information have been omitted from the interim periods. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies followed by the Company conform, in all material respects, to the accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry. The results of operations for the interim periods are not necessarily indicative of the results to be expected for future interim periods or for the entire year.

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

Branch Sale

On March 20, 2026, the Company completed the previously disclosed sale of its branch located in McComb, Mississippi, including all of its assets and liabilities. The Company completed the sale which included cash paid of $31.1 million, the transfer of $47.4 million of deposits at an 8% deposit premium, and loans of $11.6 million. As a result of the transaction, the Company recognized a net gain of $3.6 million.

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

	Three Months Ended March 31,
(In thousands except per share data)	2026	2025
Net income available to common shareholders	$26,228	$21,969

Weighted average common shares outstanding	11,478	11,477
Diluted effect of stock-based awards	94	82
Diluted common shares	11,572	11,559

Basic earnings per common share	$2.29	$1.91
Diluted earnings per common share	$2.27	$1.90

Note 3: Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2026
U.S. Treasuries	$166,588	$1,003	$670	$166,921
U.S. Government agency obligations	453,573	2,713	3,636	452,650
Residential mortgage-backed securities	143,923	101	7,849	136,175
Commercial mortgage-backed securities	266,269	978	1,586	265,661
Corporate investments	51,976	439	1,323	51,092
State and political subdivisions	60,126	294	1,070	59,350
Total available for sale	$1,142,455	$5,528	$16,134	$1,131,849

December 31, 2025
U.S. Treasuries	$176,313	$1,890	$20	$178,183
U.S. Government agency obligations	409,211	5,216	2,720	411,707
Residential mortgage-backed securities	131,440	529	7,102	124,867
Commercial mortgage-backed securities	213,209	1,674	570	214,313
Corporate investments	50,475	395	1,485	49,385
State and political subdivisions	56,746	474	887	56,333
Total available for sale	$1,037,394	$10,178	$12,784	$1,034,788

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. For the three months ended March 31, 2026 and 2025, the Company realized losses on the sale of securities of zero. At March 31, 2026 and December 31, 2025, the Company had an allowance for credit losses on available for sale securities of zero.

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2026:
States and political subdivisions	$22,577	$2	$1,101	$21,478
Total held to maturity	$22,577	$2	$1,101	$21,478
December 31, 2025:
States and political subdivisions	$23,257	$5	$45	$23,217
Total held to maturity	$23,257	$5	$45	$23,217

Provided below is a summary of investment securities without an allowance for credit losses that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026:
Available for sale:
U.S. Treasuries	$81,697	$670	$—	$—	$81,697	$670
U. S. Government agency obligations	110,301	844	41,478	2,792	151,779	3,636
Residential mortgage-backed securities	74,469	911	47,181	6,938	121,650	7,849
Commercial mortgage-backed securities	124,539	1,320	2,820	266	127,359	1,586
Corporate investments	7,973	27	24,225	1,296	32,198	1,323
States and political subdivisions	13,644	158	21,590	912	35,234	1,070
	$412,623	$3,930	$137,294	$12,204	$549,917	$16,134
Held to maturity:
States and political subdivisions	$17,293	$1,060	$3,130	$41	$20,423	$1,101
	$17,293	$1,060	$3,130	$41	$20,423	$1,101

December 31, 2025:
Available for sale:
U.S Treasuries	$7,550	$8	$4,810	$12	$12,360	$20
U. S. Government agency obligations	9,553	37	50,710	2,683	60,263	2,720
Residential mortgage-backed securities	23,659	269	51,188	6,833	74,847	7,102
Commercial mortgage-backed securities	54,855	306	2,827	264	57,682	570
States and political subdivisions	8,316	53	25,214	834	33,530	887
Corporate investments	3,515	6	26,541	1,479	30,056	1,485
	$107,448	$679	$161,290	$12,105	$268,738	$12,784
Held to maturity:
States and political subdivisions	$—	$—	$3,804	$45	$3,804	$45
	$—	$—	$3,804	$45	$3,804	$45

The number of debt securities in an unrealized loss position increased from 228 at December 31, 2025 to 339 at March 31, 2026. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The unrealized losses on debt securities have not been recognized into income because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
(In thousands)	Amortized	Fair	Amortized	Fair
March 31, 2026:	Cost	Value	Cost	Value
One year or less	$75,761	$75,886	$9,292	$9,022
After one through five years	624,316	623,259	10,395	9,890
After five through ten years	291,283	289,316	2,545	2,274
After ten years	151,095	143,388	345	292
	$1,142,455	$1,131,849	$22,577	$21,478

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
March 31, 2026	$135,470	$135,644	$—	$—
December 31, 2025	$273,012	$273,591	$—	$—

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings. The Company monitors the credit rating on a quarterly basis. The following table summarizes the amortized cost basis of held-to-maturity debt securities at March 31, 2026 by credit rating:

(In thousands)	March 31, 2026
State and political subdivisions held-to-maturity:
S&P: AA+, AA, AA- / Moody's: Aa1, Aa2, Aa3	$3,528
S&P: A+, A, A- / Moody's: A1, A2, A3	—
S&P: BBB+, BBB, BBB- / Moody's: Baa, Ba, B	499
Not rated	18,550
$22,577

Note 4: Loans

The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	March 31, 2026	December 31, 2025
Secured by real estate:
Residential properties	$1,746,754	$1,748,571
Construction and land development	461,366	452,044
Farmland	332,937	339,528
Other commercial	2,776,274	2,805,604
Total real estate	5,317,331	5,345,747
Commercial and industrial loans	776,829	721,855
Agricultural production and other loans to farmers	99,362	112,345
Consumer and other loans	110,603	111,586
Total loans before allowance for credit losses	$6,304,125	$6,291,533

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

Agricultural production and other loans to farmers - The agricultural production and other loans to farmers portfolio consists of loans for the purpose of financing agricultural production, the growing and storing of crops, the marketing, and the carrying of agricultural products. This portfolio also includes loans for the purposes of breeding, raising, fattening, or marketing livestock, fish production, and forest and timber production as well as any other loans made to farmers not secured by real estate. Sources of repayment for these loans generally include income generated from the operations of the business.

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

The following table presents the amortized cost basis of nonaccrual loans, segregated by class as of March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, the Company had no nonaccrual loans without a related allowance for credit loss.

(In thousands)	Total Nonaccrual	Past Due 90 days or more and Accruing
March 31, 2026
Secured by real estate:
Residential properties	$13,672	$703
Construction and land development	2,040	1,211
Farmland	1,166	161
Other commercial	6,940	3,274
Total real estate	23,818	5,349
Commercial and industrial loans	2,163	300
Agricultural production and other loans to farmers	900	353
Consumer and other loans	160	—
Total	$27,041	$6,002

December 31, 2025
Secured by real estate:
Residential properties	$10,667	$2,797
Construction and land development	2,025	—
Farmland	1,389	—
Other commercial	6,818	859
Total real estate	20,899	3,656
Commercial and industrial loans	1,547	203
Agricultural production and other loans to farmers	861	6
Consumer and other loans	168	9
Total	$23,475	$3,874

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended March 31, 2026, there were no significant changes to the collateral which secures the collateral-dependent loans, whether due to general deterioration or other reason. The following table presents the amortized cost basis of collateral-dependent loans by class and collateral type as of March 31, 2026 and December 31, 2025.

(In thousands)	Real Estate	Accounts Receivable & Inventory	Equipment	Other
March 31, 2026
Secured by real estate:
Residential properties	$4,158	$—	$—	$—
Construction and land development	5,437	—	—	—
Other commercial	35,571	—	—	173
Total real estate	45,166	—	—	173
Commercial and industrial loans	2,766	1,584	1,993	69
Total	$47,932	$1,584	$1,993	$242

(In thousands)	Real Estate	Accounts Receivable & Inventory	Equipment	Other
December 31, 2025
Secured by real estate:
Residential properties	$4,212	$—	$—	$—
Construction and land development	5,717	—	—	—
Other commercial	35,793	—	—	175
Total real estate	45,722	—	—	175
Commercial and industrial loans	2,786	8,327	2,037	70
Total	$48,508	$8,327	$2,037	$245

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
March 31, 2026
Secured by real estate:
Residential properties	$14,584	$9,258	$23,842	$1,722,912	$1,746,754
Construction and land development	2,688	3,213	5,901	455,465	461,366
Farmland	903	1,282	2,185	330,752	332,937
Other commercial	12,995	5,356	18,351	2,757,923	2,776,274
Total real estate	31,170	19,109	50,279	5,267,052	5,317,331
Commercial and industrial loans	6,046	1,938	7,984	768,845	776,829
Agricultural production and other loans to farmers	271	485	756	98,606	99,362
Consumer and other loans	397	69	466	110,137	110,603
Total	$37,884	$21,601	$59,485	$6,244,640	$6,304,125

(In thousands)	Past Due 30-89 Days	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2025
Secured by real estate:
Residential properties	$14,737	$9,155	$23,892	$1,724,679	$1,748,571
Construction and land development	2,139	1,718	3,857	448,187	452,044
Farmland	360	1,072	1,432	338,096	339,528
Other commercial	4,909	5,511	10,420	2,795,184	2,805,604
Total real estate	22,145	17,456	39,601	5,306,146	5,345,747
Commercial and industrial loans	1,616	1,287	2,903	718,952	721,855
Agricultural production and other loans to farmers	102	867	969	111,376	112,345
Consumer and other loans	408	117	525	111,061	111,586
Total	$24,271	$19,727	$43,998	$6,247,535	$6,291,533

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

The following table presents the amortized cost basis of loans that were both made to borrowers experiencing financial difficulty and modified during the three months ended March 31, 2026 and March 31, 2025, by class and type of modification.

	Three Months Ended March 31, 2026
(Dollars in thousands)	Payment Delay	Term Extension	% of Total Loans
Other commercial	$2,647	$—	0.04%
Commercial and industrial	—	2,835	0.04%
Total	$2,647	$2,835	0.09%

	Three Months Ended March 31, 2025
(Dollars in thousands)	Payment Delay	% of Total Loans
Other commercial	$23,201	0.38%
Total	$23,201	0.38%

The following table describes the financial effects of the modification made to the borrower experiencing financial difficulty during the three months ended March 31, 2026 and March 31, 2025.

Three Months Ended March 31, 2026
Payment Delay
Other commercial	Delayed the payment a weighted average of 28 months

Term Extension
Commercial and industrial	Added a weighted average of 3 months to the life of the modified loan

Three Months Ended March 31, 2025
Payment Delay
Other commercial	Delayed the payment a weighted average of 12 months
Commercial and industrial	N/A

The following table presents the performance of loans that have been modified during the last twelve months ended March 31, 2026.

	Twelve Months Ended March 31, 2026
(In thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Secured by real estate:
Residential properties	$—	$—	$1,014
Construction and land development	—	1,502	—
Other commercial	4,987	—	367
Total real estate	4,987	1,502	1,381
Commercial and industrial loans	83	2,766	—
Total loans before allowance for loan losses	$5,070	$4,268	$1,381

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

The following table reflects loans by credit quality indicator and origination year at March 31, 2026. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at March 31, 2026.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
Pass	$106,470	$290,373	$152,572	$169,850	$310,376	$330,147	$352,184	$1,711,972
Special mention	—	884	1,871	—	—	—	596	3,351
Classified	—	1,160	1,956	4,221	9,109	8,924	6,061	31,431
Total residential real estate	$106,470	$292,417	$156,399	$174,071	$319,485	$339,071	$358,841	$1,746,754
Current period gross write offs	$—	$—	$—	$54	$26	$15	$47	$142

Construction & land development:
Pass	$7,926	$45,791	$20,000	$9,664	$17,961	$4,592	$342,838	$448,772
Special mention	—	—	—	—	1,436	—	635	2,071
Classified	1,492	24	—	1,458	43	867	6,639	10,523
Total construction & land development	$9,418	$45,815	$20,000	$11,122	$19,440	$5,459	$350,112	$461,366
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$9,025	$74,094	$31,784	$25,293	$52,384	$41,394	$93,956	$327,930
Special mention	—	—	—	—	—		—	—
Classified	—	565	22	1,246	823	1,752	599	5,007
Total farmland	$9,025	$74,659	$31,806	$26,539	$53,207	$43,146	$94,555	$332,937
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate:
Pass	$161,244	$429,897	$163,511	$113,854	$385,758	$592,768	$880,829	$2,727,861
Special mention	463	—	103	—	—	312	—	878
Classified	314	1,191	5,520	5,017	1,679	6,679	27,135	47,535
Total other commercial real estate	$162,021	$431,088	$169,134	$118,871	$387,437	$599,759	$907,964	$2,776,274
Current period gross write offs	$—	$—	$—	$—	$—	$—	$26	$26

Commercial & industrial loans:
Pass	$38,884	$193,940	$55,158	$35,475	$49,600	$56,098	$334,246	$763,401
Special mention	—	—	—	451	—	—	—	451
Classified	125	1,506	1,267	3,735	2,586	1,023	2,735	12,977
Total commercial & industrial loans	$39,009	$195,446	$56,425	$39,661	$52,186	$57,121	$336,981	$776,829
Current period gross write offs	$—	$59	$1	$—	$10	$15	$14	$99

Agricultural production & other loans to farmers:
Pass	$5,028	$17,210	$7,790	$3,288	$1,388	$1,285	$60,504	$96,493
Special mention	—	—	—	—	—	—	—	—
Classified	—	191	173	1,040	48	268	1,149	2,869
Total agricultural production & other loans to farmers	$5,028	$17,401	$7,963	$4,328	$1,436	$1,553	$61,653	$99,362
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer & other loans:
Pass	$9,904	$29,724	$13,270	$4,119	$2,215	$5,097	$46,063	$110,392
Special mention	—	—	—	—	—	—	—	—
Classified	—	34	83	38	1	5	50	211
Total consumer & other loans	$9,904	$29,758	$13,353	$4,157	$2,216	$5,102	$46,113	$110,603
Current period gross write offs	$498	$121	$28	$28	$3	$12	$19	$709

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

Transactions in the allowance for credit losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
For the Three Months Ended March 31, 2026
Allowance for loan credit losses:
Beginning balance	$10,065	$32,445	$25,991	$2,565	$71,066
Provision for (recovery of) loan credit losses	(111)	(71)	511	416	745
Recoveries on loans	68	42	186	291	587
Loans charged off	(99)	(26)	(142)	(709)	(976)
Ending balance	$9,923	$32,390	$26,546	$2,563	$71,422

Period End Allowance Balance Allocated To:
Individually evaluated loans	$82	$510	$659	$—	$1,251
Collectively evaluated loans	9,841	31,880	25,887	2,563	70,171
Ending balance	$9,923	$32,390	$26,546	$2,563	$71,422

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
For the Three Months Ended March 31, 2025
Allowance for loan credit losses:
Beginning balance	$9,431	$35,038	$25,845	$1,599	$71,913
Provision for (recovery of) loan credit losses	239	(690)	825	338	712
Recoveries on loans	57	52	28	478	615
Loans charged off	(508)	(248)	(161)	(728)	(1,645)
Ending balance	$9,219	$34,152	$26,537	$1,687	$71,595

Period End Allowance Balance Allocated To:
Individually evaluated loans	$922	$—	$—	$—	$922
Collectively evaluated loans	8,297	34,152	26,537	1,687	70,673
Ending balance	$9,219	$34,152	$26,537	$1,687	$71,595

Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled approximately $28.1 million and $26.5 million at March 31, 2026 and March 31, 2025, respectively, and is excluded from the estimate of credit losses.

Allowance for Credit Losses on Unfunded Loan Commitments

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

	Three Months Ended March 31,
(In thousands)	2026	2025
Beginning balance	$6,421	$5,631
(Recovery of) provision for credit losses on unfunded loan commitments	452	(228)
Ending Balance	$6,873	$5,403

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

The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of March 31, 2026 and December 31, 2025, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action.

The following table presents actual and required capital ratios for the Company and the Bank under the CBLR and prompt corrective action regulations for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2026
Company:
Community Bank Leverage Ratio	$859,629	10.59%	$730,693	9.00%
Bank:
Community Bank Leverage Ratio	$873,989	10.77%	$730,378	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2025
Company:
Community Bank Leverage Ratio	$844,129	10.67%	$711,795	9.00%
Bank:
Community Bank Leverage Ratio	$862,204	10.91%	$711,404	9.00%

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

Securities – The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of March 31, 2026 or December 31, 2025. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.

Loans Held for Sale – Fair values for loans held for sale are derived from current market pricing for similar loans, adjusted for the probability that a loan commitment will result in an originated loan.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
March 31, 2026
U.S. Treasuries	$166,921	$—	$166,921	$—
U.S. Government agency obligations	452,650	—	452,650	—
Residential mortgage-backed securities	136,175	—	136,175	—
Commercial mortgage-backed securities	265,661	—	265,661	—
Corporate investments	51,092	—	51,092	—
State and political subdivisions	59,350	—	59,350	—
Total securities available for sale	$1,131,849	$—	$1,131,849	$—
Loans held for sale	12,874	—	12,874	—
Total recurring fair value measurements	$1,144,723	$—	$1,144,723	$—
December 31, 2025
U.S. Treasuries	$178,183	$—	$178,183	$—
U.S. Government agency obligations	411,707	—	411,707	—
Residential mortgage-backed securities	124,867	—	124,867	—
Commercial mortgage-backed securities	214,313	—	214,313	—
Corporate investments	49,385	—	49,385	—
State and political subdivisions	56,333	—	56,333	—
Total securities available for sale	$1,034,788	$—	$1,034,788	$—
Loans held for sale	10,449	—	10,449	—
Total recurring fair value measurements	$1,045,237	$—	$1,045,237	$—

There were no transfers between Level 1, 2 or 3 during the periods shown above.

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Collateral-dependent loans, net of specific allowance for credit losses:
March 31, 2026	$9,535	$—	$—	$9,535
December 31, 2025	$28,760	$—	$—	$28,760
Other real estate owned:
March 31, 2026	$4,152	$—	$—	$4,152
December 31, 2025	$5,243	$—	$—	$5,243

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
March 31, 2026
Collateral-dependent loans, net of specific allowance for credit losses	$9,535	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$4,152	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

December 31, 2025
Collateral-dependent loans, net of specific allowance for credit losses	$28,760	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$5,243	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

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

The following table presents estimated fair values of the Company’s financial instruments that are not recorded at fair value:

	March 31, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$443,270	$443,270	$348,249	$348,249
Level 2 inputs:
Securities held to maturity	22,577	21,478	23,257	23,217
FHLB stock	5,359	5,359	7,288	7,288
Accrued interest receivable	36,466	36,466	36,287	36,287
Level 3 inputs:
Loans, net	6,232,703	6,211,083	6,220,467	6,162,269

Financial liabilities:
Level 2 inputs:
Deposits	7,214,250	7,208,012	6,990,219	6,985,407
FHLB and other borrowings	67,497	67,977	98,499	99,385
Subordinated debentures	53,744	49,597	53,689	49,390
Accrued interest payable	15,996	15,996	14,233	14,233

Note 8: Trust Preferred Securities

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	March 31, 2026	December 31, 2025
First Bancshares of Baton Rouge Statutory Trust I	2034	Variable[1]	$4,124	$4,124
State Capital Statutory Trust IV	2035	Variable[2]	5,155	5,155
BancPlus Statutory Trust II	2036	Variable[3]	20,619	20,619
BancPlus Statutory Trust III	2037	Variable[4]	20,619	20,619
State Capital Master Trust	2037	Variable[5]	6,186	6,186
			$56,703	$56,703

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

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, due to the remaining purchase discount of $3.0 million at each period end, which was established upon the merger (the “SCC Merger”) with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, and is being amortized over the remaining life of the debentures.

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

The ESOP owned 1,385,754 shares of the Company's common stock at March 31, 2026 and December 31, 2025. The ESOP can enter into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock sold by participants in accordance with diversification provisions of the ESOP. These unallocated shares would be released to participants proportionately as the loans are repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, if any, that are used to repay the loan would be treated as compensation expense. As of March 31, 2026 and December 31, 2025, the ESOP had zero outstanding loans with the Company.

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of allocated shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item, if applicable, in the Consolidated Statements of Changes in Shareholders’ Equity. The fair value of allocated shares held by the ESOP at March 31, 2026 and December 31, 2025 was $105.3 million, based on the Company’s previously disclosed appraised value of $76.00 per share of common stock. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

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

The Preferred Stock bore no dividend for the first two years following the issuance of the Preferred Stock. Thereafter, the annual dividend rate will be adjusted, not lower than 0.5% and not higher than 2.0%, based on our extensions of credit for qualified lending as defined in the terms of the ECIP Interim Final Rule, the Purchase Agreement and the Certificate of Designations (the “Certificate of Designations”) and the investment amount. After the tenth anniversary of the issuance of the Preferred Stock, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10 compared to the baseline qualified lending and the average investment amount. The dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Company had accrued preferred dividends payable of $139,000 at March 31, 2026 and December 31, 2025. This payable is recorded in other liabilities in the Company’s Consolidated Balance Sheets at March 31, 2026 and December 31, 2025.

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

The POA grants BancPlus a unilateral option to repurchase the Preferred Stock from Treasury over a 15-year period. However, during the first 10 years of this period, exercise of the option is subject to BancPlus satisfying at least one of three “Threshold Conditions” that demonstrate fulfillment of community development and impact lending objectives defined under the ECIP framework. These include the “Deep Impact Lending,” “Qualified Lending,” and “Rate Reduction” thresholds. The Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met. Additionally, the Company must comply with the ECIP agreements and rules, continue to qualify as a CDFI, and be “well-capitalized” under federal Prompt Corrective Action guidelines. The purchase option granted under the POA is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 "Fair Value Measurements" and determined that the purchase option value is immaterial as of January 10, 2025 and March 31, 2026.

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

Stock based compensation that has been charged against income was $1.3 million for the three months ended March 31, 2026 and $1.3 million for the same period of 2025. As of March 31, 2026, there was $7.5 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.5 years.

A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Three Months Ended
	March 31, 2026		March 31, 2025
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	201,410	$63.13	217,516	$61.46
Granted	568	70.50	—	—
Vested	(458)	65.50	—	—
Forfeited	(381)	64.12	—	—
End of period	201,139	$63.14	217,516	$61.46

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
•
changes in the laws, rules, regulations, interpretations, policies or stimulus programs relating to financial institutions, accounting, tax, trade and tariffs, monetary and fiscal matters, and the uncertainty of the short- and long-term impacts of such changes;
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
•
natural disasters, climate change, adverse weather, public health crises, acts of terrorism, outbreaks of hostilities, civil unrest, wars or other international or domestic calamities, and other matters beyond our control; and
•
other factors that are discussed in the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 and the sections entitled "Item 1A. Risk Factors" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview

BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Our wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of March 31, 2026, we operated 73 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.

BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of March 31, 2026, we had $7.21 billion of total deposits, and our deposit base consisted of 89.8% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 2.10% for the year to date period. Our loan portfolio was comprised of 70.5% commercial loans and 29.5% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2025, and we believe we are well-positioned for future growth.

March 31, 2026 Highlights

•
Net income for the three months ended March 31, 2026 was $27.0 million, compared with $23.2 million for the same period of 2025
•
Diluted earnings per share for the three months ended March 31, 2026 were $2.27, compared with $1.90 for the same period of 2025
•
Net interest income was $71.5 million for the three months ended March 31, 2026, compared with $62.2 million for the same period of 2025
•
Total loans held for investment were $6.30 billion at March 31, 2026, compared with $6.29 billion at December 31, 2025

Recent Legislative and Regulatory Developments

On April 23, 2026, the federal banking agencies adopted a final rule to revise the CBLR framework, including by lowering the minimum CBLR requirement from 9.0% to 8.0% for purposes of determining whether a qualifying banking organization is deemed to satisfy generally applicable capital requirements and is considered “well capitalized.” The final rule is effective July 1, 2026.

On March 19, 2026, the federal banking agencies issued several other proposals to revise the U.S. regulatory capital framework. The proposals would, among other things, eliminate the requirement for all banking organizations to deduct mortgage servicing assets from common equity Tier 1 capital, and, for banking organizations subject to risk-based capital requirements, subject such assets to a uniform risk-weighting treatment instead. The proposals would also modify aspects of the standardized approach to risk based capital, including by making the risk weights for certain residential mortgage exposures more risk sensitive and decreasing the risk weights of corporate exposures, which could affect certain aspects of the Company’s regulatory capital calculations if the Company ceases to meet the criteria required to be a qualifying banking organization under the CBLR framework.

Results of Operations

The following discussion of BancPlus’ results of operations compares the three months ended March 31, 2026 to the three months ended March 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or for any other period.

Net Income

Net income for the three months ended March 31, 2026 and 2025 was $27.0 million and $23.2 million, respectively. BancPlus’ annualized return on average assets for the three months ended March 31, 2026 and 2025 was 1.34% and 1.20%, respectively. BancPlus’ annualized return on average equity for the three months ended March 31, 2026 and 2025 was 12.66% and 11.95%, respectively.

The increase in net income and return on average assets and equity for the three months ended March 31, 2026 compared to the same period of 2025 was primarily the result of increased net interest income in the current period.

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

For the three months ended March 31, 2026, interest income was $110.1 million, an increase of $5.5 million, or 5.3%, compared to interest income of $104.6 million for the three months ended March 31, 2025. The increase in interest income for the three months ended March 31, 2026 compared to the same period of 2025 was primarily the result of an increase in the volume of loans and the rate on taxable securities year-over-year.

For the three months ended March 31, 2026, interest expense was $38.6 million, a decrease of $3.8 million, or 8.9%, compared to interest expense of $42.4 million for the three months ended March 31, 2025. The decrease in interest expense for the three months ended March 31, 2026 compared to the same period of 2025 was primarily the result of lower deposit costs and a decrease in Federal Home Loan Bank (“FHLB”) and subordinated debentures balances compared to the same period of 2025.

For the three months ended March 31, 2026, net interest income was $71.5 million, an increase of $9.3 million, or 14.9%, compared to net interest income of $62.2 million for the three months ended March 31, 2025.

Net interest margin for the three months ended March 31, 2026 increased 35 basis points to 3.75% from 3.40% for the same period of 2025, primarily as a result of higher interest rates and average balances on loans and investment securities as well as lower deposit costs and reductions in FHLB and subordinated debentures balances.

Our year-to-date average interest-earning assets at March 31, 2026 increased $0.32 billion, or 4.26%, to $7.74 billion from $7.42 billion at March 31, 2025. BancPlus’ average interest-bearing liabilities at March 31, 2026 increased $0.24 billion, or 4.29%, to $5.95 billion from $5.71 billion at March 31, 2025. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to increases in average balances of loans and investment securities and deposit growth. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 130.0% at March 31, 2026 and 130.1% at March 31, 2025.

BancPlus’ average interest-earning assets produced a tax-equivalent yield of 5.77% for the three months ended March 31, 2026, compared to 5.71% for the three months ended March 31, 2025, respectively. The average rate paid on interest-bearing liabilities was 2.63% for the three months ended March 31, 2026, compared to 3.01% for the three months ended March 31, 2025, respectively. The year-over-year changes in yields reflect a favorable shift in the interest rate environment as compared to the same period of 2025 as well as a reduction in outstanding FHLB and subordinated debentures balances.

Average Balances and Yields

The following tables show, for the three months ended March 31, 2026 and 2025, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (1)	Average Balance	Interest & Fees	Yield / Rate (1)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$328,688	$3,008	3.71%	$302,363	$3,602	4.83%
	328,688	3,008	3.71%	302,363	3,602	4.83%
Investment securities:
Taxable investment securities	1,053,265	10,866	4.18%	942,830	7,877	3.39%
Tax-exempt investment securities	45,214	305	2.74%	47,739	314	2.67%
Total securities	1,098,479	11,171	4.12%	990,569	8,191	3.35%
Loans (2)	6,302,982	95,817	6.17%	6,114,177	92,567	6.14%
FHLB stock	8,682	104	4.86%	15,667	226	5.85%
Total interest earning assets	7,738,831	110,100	5.77%	7,422,776	104,586	5.71%
Noninterest earning assets	447,457			454,543
Total assets	$8,186,288			$7,877,319

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,606,498	$7,446	1.88%	$1,366,334	$5,875	1.74%
Savings and money market deposits	2,416,521	14,109	2.37%	2,197,345	14,223	2.63%
Time deposits	1,780,565	15,052	3.43%	1,823,658	18,172	4.04%
Federal funds purchased	—	—	—%	6	—	—%
FHLB advances	55,697	589	4.29%	185,049	2,003	4.39%
Other borrowings	38,290	595	6.30%	—	—	—%
Subordinated debentures	53,698	840	6.34%	133,878	2,112	6.40%
Total interest-bearing liabilities	5,951,269	38,631	2.63%	5,706,270	42,385	3.01%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,282,102			1,298,674
Other noninterest-bearing liabilities	87,447			84,204
Total noninterest-bearing liabilities	1,369,549			1,382,878
Shareholders’ equity (3)	865,470			788,171
Total liabilities and shareholders’ equity	8,186,288			7,877,319
Net interest income/net interest margin (42)		71,469	3.75%		62,201	3.40%
Net interest spread (5)			3.14%			2.70%
Taxable equivalent adjustment:
Tax-exempt investment securities (6)		99			102
Net interest income/net interest margin (4)		$71,568	3.75%		$62,303	3.40%

(1)
Yields and rates are annualized.
(2)
Average loan balances include nonaccrual loans.
(3)
Includes BancPlus' Employee Stock Ownership Plan ("ESOP") owned shares.
(4)
Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(5)
Net interest spread is the yield on BancPlus’ total interest-earning assets less the yield on its interest-bearing liabilities.
(6)
Tax-exempt investment securities is a non-GAAP financial measure. Interest income and average rates for tax exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2026 and 2025.

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

	Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
	Change Due To:		Interest
(Dollars in thousands)	Volume	Rate	Variance
Interest earning assets:
Cash investments	$314	$(908)	$(594)
Investment securities:
Taxable investment securities	923	2,066	2,989
Tax-exempt investment securities	(17)	8	(9)
Total securities	906	2,074	2,980
Loans, net	2,858	392	3,250
FHLB stock	(101)	(21)	(122)
Total interest earning assets	$3,977	$1,537	$5,514

Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,033	$538	1,571
Savings and money market deposits	1,418	(1,532)	(114)
Time deposits	(429)	(2,691)	(3,120)
FHLB advances	(1,400)	(14)	(1,414)
Other borrowings	—	595	595
Subordinated debentures	(1,265)	(7)	(1,272)
Total interest-bearing liabilities	$(643)	$(3,111)	$(3,754)
Net interest income	$4,620	$4,648	$9,268

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

For the three months ended March 31, 2026, the provision for credit losses was $1.2 million compared to $484,000 for the same period of 2025, an increase of $713,000, or 147.3%. The increase was primarily attributable to an increase in the amount of off-balance sheet credit exposures in the current year.

The following table presents the components of the provision for credit losses for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Loans	$745	$712	$33	4.6%
Off-balance sheet credit exposures	452	(228)	680	(298.2)%
	$1,197	$484	$713	147.3%

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

Noninterest income decreased $986,000, or 4.4%, to $21.4 million for the three months ended March 31, 2026 compared to $22.4 million for the same period of 2025, primarily due to a decrease in other income and CDFI grants partially offset by increases in mortgage origination income, income from fiduciary activities, and service charges on deposit accounts.

The following table presents the major components of noninterest income for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$6,242	$5,854	$388	6.6%
Mortgage origination income	1,294	404	890	220.3%
Debit card interchange fees	2,242	2,325	(83)	(3.6)%
Income from fiduciary activities	3,162	2,693	469	17.4%
ATM income	1,260	1,218	42	3.4%
Brokerage and insurance fees and commissions	786	745	41	5.5%
Life insurance income	1,279	986	293	29.7%
CDFI grants	—	629	(629)	(100.0)%
Other income	5,178	7,575	(2,397)	(31.6)%
Total	$21,443	$22,429	$(986)	(4.4)%

Service charges on deposit accounts increased $388,000, or 6.6%, to $6.2 million for the three months ended March 31, 2026 compared to $5.9 million for the same period of 2025 primarily due to an increase in deposit balances in the current year period.

Income from fiduciary activities increased $469,000, or 17.4%, to $3.2 million for the three months ended March 31, 2026 compared to $2.7 million for the same period of 2025 primarily due to increases in assets under management in 2026 compared to the same period of 2025.

Mortgage origination income increased $890,000, or 220.3%, to $1.3 million during the three months ended March 31, 2026 compared to $404,000 for the same period of 2025 primarily due to increased volumes and profitability on mortgages sold in the current year period.

There were zero CDFI grants during the three months ended March 31, 2026 compared to a $629,000 grant awarded in the same period of 2025.

Other income decreased $2.4 million, or 31.6%, to $5.2 million for the three months ended March 31, 2026 compared to $7.6 million for the same period of 2025 primarily due to a decrease in gains on sale of branches in the current year period.

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

For the three months ended March 31, 2026, noninterest expense totaled $57.1 million, an increase of $2.5 million, or 4.5%, from $54.7 million for the three months ended March 31, 2025, primarily due to an increase in salaries and employee benefits expense, other expenses, and marketing and promotional expenses, partially offset by a decrease in other real estate expenses and losses.

The following table presents the major components of noninterest expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$33,355	$31,730	$1,625	5.1%
Net occupancy expenses	4,875	4,716	159	3.4%
Furniture, equipment and data processing expenses	7,794	7,514	280	3.7%
Marketing and promotional expenses	1,937	1,512	425	28.1%
Other real estate expenses and losses	224	1,184	(960)	(81.1)%
Professional fees	919	1,214	(295)	(24.3)%
Other expenses	8,035	6,795	1,240	18.2%
Total	$57,139	$54,665	$2,474	4.5%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 58.4% and 58.0% of total noninterest expense for the three months ended March 31, 2026 and 2025, respectively. Salaries and employee benefits expense increased $1.6 million, or 5.1%, to $33.4 million during the three months ended March 31, 2026, compared to $31.7 million for the same period of 2025 primarily due to increases in medical costs and incentive compensation, as well as normal annual salary increases for employees.

Marketing and promotional expenses increased $425,000, or 28.1%, to $1.9 million during the three months ended March 31, 2026 compared to $1.5 million for the same period of 2025 due to an increase in spending on ad campaigns.

Other real estate expenses and losses decreased $960,000, or 81.1%, to $224,000 during the three months ended March 31, 2026 compared to $1.2 million for the same period of 2025 due to write downs of closed branches in the prior year.

Other expenses increased $1.2 million, or 18.2%, to $8.0 million during the three months ended March 31, 2026 compared to $6.8 million for the same period of 2025 due to increased amortization on investments.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $7.6 million for the three months ended March 31, 2026, compared to $6.3 million for the same period of 2025, an increase of $1.3 million, or 16.3%. BancPlus’ effective tax rate for the three months ended March 31, 2026 was 21.9%, compared to 21.2% for the same period of 2025.

For the three month period, the increase in income tax expense was the result of larger income before taxes in the current year to date period. The increase in effective tax rate was the result of smaller tax credits in the current year.

Financial Condition

The following discussion compares BancPlus’ financial condition as of March 31, 2026 to December 31, 2025.

Assets

Total assets increased $0.20 billion, or 2.5%, to $8.28 billion at March 31, 2026, compared to total assets of $8.08 billion at December 31, 2025, primarily as a result of an increase in interest-bearing deposits with banks and securities available for sale. Total cash and cash equivalents increased $95.1 million, or 27.3%, to $443.3 million at March 31, 2026, compared to $348.2 million at December 31, 2025. Total loans held for investment increased $12.6 million, or 0.2%, to $6.30 billion at March 31, 2026, compared to $6.29 billion at December 31, 2025. Investment securities increased $96.4 million, or 6.5%, to $1.2 billion at March 31, 2026, compared to $1.1 billion at December 31, 2025 primarily as a result of an increase in deposits.

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

As of March 31, 2026, 2.0% of BancPlus’ investment securities portfolio was classified as held to maturity and 98.0% was classified as available for sale. As of December 31, 2025, 2.2% of BancPlus’ investment securities portfolio was classified as held to maturity and 97.8% was classified as available for sale.

At March 31, 2026, U.S. Government agency obligations represented 39.2%, mortgage-backed securities represented 34.8%, U.S. Treasuries represented 14.5%, municipal securities represented 7.1%, and corporate investments represented 4.4% of BancPlus’ investment securities portfolio. At December 31, 2025, U.S. Government agency obligations represented 38.9%, mortgage-backed securities represented 32.1%, U.S. Treasuries represented 16.8%, municipal securities represented 7.5%, and corporate investments represented 4.7% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates presented:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$22,577	1.96%	$23,257	2.20%
Total held-to-maturity	22,577	1.96%	23,257	2.20%
Available for Sale:
(At fair value)
U.S. Treasuries	166,921	14.46%	178,183	16.84%
U.S. Government agency obligations	452,650	39.21%	411,707	38.91%
Issued by states and political subdivisions	59,350	5.14%	56,333	5.32%
Mortgage-backed securities:
Residential	136,175	11.80%	124,867	11.80%
Commercial	265,661	23.01%	214,313	20.26%
Corporate investments	51,092	4.43%	49,385	4.67%
Total available for sale	1,131,849	98.04%	1,034,788	97.80%
Total investment securities	$1,154,426	100.00%	$1,058,045	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates presented. Weighted-average yields have been computed on a fully tax equivalent basis using federal and state tax rates of 21% and 5%, respectively.

	Maturity as of March 31, 2026
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$9,292	2.08%	$10,395	2.61%	$2,545	3.26%	$345	4.01%
Total held to maturity	9,292	2.08%	10,395	2.61%	2,545	3.26%	345	4.01%

Available for sale:
U.S. Treasuries	4,999	4.01%	134,584	4.09%	27,338	3.88%	—	— %
U.S. Government agency obligations	59,947	4.54%	322,936	3.90%	69,767	4.16%	—	— %
Issued by states and political subdivisions	10,374	3.15%	19,364	3.25%	18,505	4.26%	11,107	5.12%
Mortgage-backed securities:
Residential	69	4.10%	—	— %	34,531	4.03%	101,575	3.36%
Commercial	—	— %	143,124	4.27%	91,831	4.58%	30,706	5.03%
Corporate investments	497	2.75%	3,251	7.08%	47,344	5.43%	—	— %
Total available for sale	75,886	4.30%	623,259	4.02%	289,316	4.47%	143,388	3.85%

Total investment securities	$85,178	4.06%	$633,654	4.00%	$291,861	4.46%	$143,733	3.85%

	Maturity as of December 31, 2025
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$6,104	3.83%	$14,263	2.17%	$2,545	3.93%	$345	4.73%
Total held to maturity	6,104	3.83%	14,263	2.17%	2,545	3.93%	345	4.73%
Available for sale:
U.S. Treasuries	15,002	4.17%	120,399	4.13%	42,782	3.84%	—	— %
U.S. Government agency obligations	51,866	4.63%	314,987	3.92%	44,852	3.92%	—	— %
Issued by states and political subdivisions	9,921	3.39%	17,928	3.27%	21,501	4.10%	6,982	4.88%
Mortgage-backed securities:
Residential	—	— %	—	— %	25,761	4.18%	99,107	3.51%
Commercial	—	— %	124,561	4.34%	71,265	4.55%	18,488	5.01%
Corporate investments	492	2.75%	6,229	7.46%	42,665	5.34%	—	— %
Total available for sale	77,281	4.37%	584,104	4.07%	248,826	4.37%	124,577	3.81%

Total investment securities	$83,385	4.33%	$598,367	4.03%	$251,371	4.37%	$124,922	3.81%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates presented:

	As of March 31, 2026		As of December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Secured by real estate:
Residential properties	$1,746,754	27.71%	$1,748,571	27.79%
Construction and land development	461,366	7.32%	452,044	7.18%
Farmland	332,937	5.28%	339,528	5.40%
Other commercial	2,776,274	44.04%	2,805,604	44.60%
Total real estate	5,317,331	84.35%	5,345,747	84.97%
Commercial and industrial	776,829	12.32%	721,855	11.47%
Agricultural production and other loans to farmers	99,362	1.58%	112,345	1.79%
Consumer and other	110,603	1.75%	111,586	1.77%
Total loans, gross	6,304,125	100.00%	6,291,533	100.00%
Allowance for credit losses	(71,422)		(71,066)
Total loans, net	$6,232,703		$6,220,467

Our loan portfolio was comprised of 70.5% commercial loans and 29.5% consumer loans as of March 31, 2026, compared to 70.4% commercial loans and 29.6% consumer loans as of December 31, 2025. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At March 31, 2026, BancPlus’ loan portfolio included $262.3 million of loan participations purchased, or 4.2% of total loans, which included $67.4 million of shared national credits. At December 31, 2025, BancPlus’ loan portfolio included $253.4 million of loan participations purchased, or 4.0% of total loans, which included $61.1 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates presented:

	As of March 31, 2026
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$212,757	$764,033	$417,934	$352,030	$1,746,754
Construction and land development	255,160	185,674	15,973	4,559	461,366
Farmland	43,018	172,515	102,248	15,156	332,937
Other commercial	681,012	1,598,990	393,925	102,347	2,776,274
Total real estate	1,191,947	2,721,212	930,080	474,092	5,317,331
Commercial and industrial	254,158	457,836	64,834	1	776,829
Agricultural production and other loans to farmers	51,858	46,303	1,201	—	99,362
Consumer and other loans	29,144	73,521	4,082	3,856	110,603
Total loans	$1,527,107	$3,298,872	$1,000,197	$477,949	$6,304,125

	As of December 31, 2025
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$218,398	$771,566	$392,102	$366,505	$1,748,571
Construction and land development	251,389	184,530	10,796	5,329	452,044
Farmland	45,878	175,563	106,438	11,649	339,528
Other commercial	662,331	1,618,741	409,676	114,856	2,805,604
Total real estate	1,177,996	2,750,400	919,012	498,339	5,345,747
Commercial and industrial	220,955	433,361	67,538	1	721,855
Agricultural production and other loans to farmers	64,223	47,594	528	—	112,345
Consumer and other loans	31,161	72,582	3,902	3,941	111,586
Total loans	$1,494,335	$3,303,937	$990,980	$502,281	$6,291,533

	As of March 31, 2026
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,300,686	$446,068	$1,746,754
Construction and land development	197,513	263,853	461,366
Farmland	187,850	145,087	332,937
Other commercial	1,746,956	1,029,318	2,776,274
Total real estate	3,433,005	1,884,326	5,317,331
Commercial and industrial	374,630	402,199	776,829
Agricultural production and other loans to farmers	42,154	57,208	99,362
Consumer and other loans	61,565	49,038	110,603
Total loans	$3,911,354	$2,392,771	$6,304,125

	As of December 31, 2025
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,295,784	$452,787	$1,748,571
Construction and land development	193,558	258,486	452,044
Farmland	192,109	147,419	339,528
Other commercial	1,812,815	992,789	2,805,604
Total real estate	3,494,266	1,851,481	5,345,747
Commercial and industrial	340,278	381,577	721,855
Agricultural production and other loans to farmers	47,480	64,865	112,345
Consumer and other loans	63,110	48,476	111,586
Total loans	$3,945,134	$2,346,399	$6,291,533

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At March 31, 2026, BancPlus had total off-balance sheet commitments of $1.20 billion. At March 31, 2026, BancPlus had an allowance for credit loss on off-balance sheet commitments of $6.9 million.

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

The tables below set forth information on BancPlus’ asset classification as of the dates presented. BancPlus had no assets classified as loss.

	As of March 31, 2026
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,711,972	$3,351	$31,431	$—	$1,746,754
Construction and land development	448,772	2,071	10,257	266	461,366
Farmland	327,930	—	5,007	—	332,937
Other commercial	2,727,861	878	47,535	—	2,776,274
Total real estate	5,216,535	6,300	94,230	266	5,317,331
Commercial and industrial	763,401	451	12,849	128	776,829
Agricultural production and other loans to farmers	96,493	—	2,830	39	99,362
Consumer and other	110,392	—	211	—	110,603
Total	$6,186,821	$6,751	$110,120	$433	$6,304,125

	As of December 31, 2025
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,714,338	$3,448	$30,785	$—	$1,748,571
Construction and land development	441,428	1,443	8,907	266	452,044
Farmland	335,255	—	4,273	—	339,528
Other commercial	2,757,221	885	47,498	—	2,805,604
Total real estate	5,248,242	5,776	91,463	266	5,345,747
Commercial and industrial	702,312	1,252	18,280	11	721,855
Agricultural production and other loans to farmers	111,335	—	961	49	112,345
Consumer and other	111,265	—	321	—	111,586
Total	$6,173,154	$7,028	$111,025	$326	$6,291,533

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans that are 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates presented:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans:
Real estate loans:
Residential properties	$13,672	$10,667
Construction and land development	2,040	2,025
Farmland	1,166	1,389
Other commercial	6,940	6,818
Total real estate	23,818	20,899
Commercial and industrial	2,163	1,547
Agricultural production and other loans to farmers	900	861
Consumer and other	160	168
Total nonaccrual loans	27,041	23,475

90+ days past due and accruing:
Real estate loans:
Residential properties	703	2,797
Construction and land development	1,211	—
Farmland	161	—
Other commercial	3,274	859
Total real estate	5,349	3,656
Commercial and industrial	300	203
Agricultural production and other loans to farmers	353	6
Consumer and other	—	9
Total 90+ days past due and accruing	6,002	3,874
Total nonperforming loans	33,043	27,349
Plus: foreclosed assets	4,152	5,243
Total nonperforming assets	$37,195	$32,592

Nonaccrual loans to total loans	0.43%	0.37%
Nonperforming loans to total loans	0.52%	0.43%
Nonperforming assets to total assets	0.45%	0.40%
Allowance for credit losses to nonaccrual loans	264.12%	302.73%

Total nonperforming assets increased by $4.6 million, or 14.1%, from $32.6 million at December 31, 2025 to $37.2 million at March 31, 2026, primarily as a result of an increase in nonaccrual loans. The ratio for nonaccrual loans to total loans increased for the three months ended March 31, 2026 primarily as a result of an increase in real estate loans and commercial and industrial loans on nonaccrual. The ratio for allowance for credit losses to nonaccrual loans decreased as a result of the increase in nonaccrual loans in the current year.

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

These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the first quarter of 2026, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of tariffs, supply chain disruptions, labor shortages, and the conflicts in Ukraine and the Middle East. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for credit losses.

The allowance for credit losses increased $356,000, or 0.5%, to $71.4 million at March 31, 2026 compared to $71.1 million at December 31, 2025. As a percentage of loans, the allowance for credit losses was 1.13% at both March 31, 2026 and December 31, 2025. The change was primarily a result of an increase in loan balances in the current year. Net charge-offs totaled $0.4 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

The following is a summary of the activity in the allowance for credit loss reserve as of and for the year-to-date periods presented:

(Dollars in thousands)	March 31, 2026	March 31, 2025
Balance, beginning of period	$71,066	$71,913
Charge-offs:
Residential properties	142	160
Other commercial	26	248
Total real estate	168	408
Commercial and industrial	99	508
Agricultural production and other loans to farmers	—	16
Consumer and other	709	712
Total charge-offs	976	1,644
Recoveries:
Residential properties	186	28
Construction and land development	11	17
Farmland	6	5
Other commercial	25	30
Total real estate	228	80
Commercial and industrial	68	57
Agricultural production and other loans to farmers	20	14
Consumer and other	271	463
Total recoveries	587	614
Net charge-offs	389	1,030
Provision for credit losses	745	712
Balance, end of period	$71,422	$71,595

Total loans, end of period (including loans held for sale)	$6,316,999	$6,106,666
Average loans	6,302,982	6,114,177
Net charge-offs (annualized) to average loans	0.02%	0.07%
Allowance for credit losses to total loans	1.13%	1.17%

The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	March 31, 2026			March 31, 2025
(Dollars in thousands)	Net Charge- offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge- offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$(44)	$1,753,218	(0.01)%	$132	$1,650,932	0.03%
Construction and land development	(11)	463,415	(0.01)%	(17)	523,384	(0.01)%
Farmland	(6)	335,667	(0.01)%	(5)	309,638	(0.01)%
Other commercial	1	2,773,877	0.00%	218	2,824,385	0.03%
Commercial and industrial	31	759,399	0.02%	451	598,510	0.30%
Agricultural production and other loans to farmers	(20)	98,212	(0.08)%	2	88,480	0.01%
Consumer and other	438	110,302	1.59%	249	111,652	0.89%
Loans held for sale	—	8,892	—%	—	7,196	—%
Total	$389	$6,302,982	0.02%	$1,030	$6,114,177	0.07%

The following tables present a summary of the allocation of the allowance for credit losses by loan portfolio category, and the percentage of loans in each category, for the periods presented:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$26,546	37.2%	$25,991	36.6%
Construction and land development	7,457	10.4%	7,420	10.4%
Farmland	7,770	10.9%	7,914	11.1%
Other commercial	17,163	24.0%	17,111	24.1%
Total real estate	58,936	82.5%	58,436	82.2%
Commercial and industrial	9,923	13.9%	10,065	14.2%
Agricultural production and other loans to farmers	1,666	2.3%	1,652	2.3%
Consumer and other	897	1.3%	913	1.3%
Total allowance for loan losses	$71,422	100.0%	$71,066	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million as of both March 31, 2026 and December 31, 2025. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the merger (the “SCC Merger”) with State Capital Corp. and the merger (the “FTC Merger”) with First Trust Corporation. Total other intangible assets at March 31, 2026 and December 31, 2025 were $6.5 million and $6.9 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details the composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods presented:

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent
Non-interest bearing	$1,282,102	0.00%	18.09%	$1,320,556	0.00%	19.56%
Interest bearing:
Transaction accounts	1,606,498	1.88%	22.67%	1,384,288	1.79%	20.50%
Money market and other savings accounts	2,416,521	2.37%	34.10%	2,283,396	2.54%	33.82%
Certificates of deposit	1,535,431	3.32%	21.67%	1,498,968	3.66%	22.20%
Brokered time deposits	245,134	4.11%	3.46%	264,582	4.42%	3.92%
Total deposits	$7,085,686	2.10%	100.00%	$6,751,790	2.21%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $333.9 million, or 4.9%, to $7.09 billion at March 31, 2026 from $6.75 billion as of December 31, 2025 primarily resulted from increases in interest bearing transaction deposits and savings deposits. At March 31, 2026 and December 31, 2025, BancPlus held deposits in excess of FDIC insurance limits estimated at $1.39 billion and $1.49 billion, respectively.

The following table shows the maturity of certificates of deposit, including brokered time deposits, at March 31, 2026:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$166,891	$403,238	$570,129	$81,990
Over 3 months through 6 months	281,395	397,442	678,837	143,395
Over 6 months through 12 months	148,411	225,069	373,480	73,411
Over 12 months	24,410	74,936	99,346	12,811
Total certificates of deposit	$621,107	$1,100,685	$1,721,792	$311,607

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At March 31, 2026 and December 31, 2025, BancPlus had no short-term borrowings. The following is a summary of our short-term borrowings during the periods presented.

	Balances Outstanding			Weighted Average Rate
Maximum
(Dollars in thousands)	Month	Average	At Period	During	At Period
March 31, 2026	End	Daily	End	Period	End
Federal funds purchased	$—	—	$—	—	—%
	$—	$—	$—

December 31, 2025
Federal funds purchased	$—	$3	$—	5.05%	—%
	$—	$3	$—

Advances from FHLB and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At March 31, 2026 and December 31, 2025, BancPlus had $30.0 million and $60.0 million in FHLB borrowings, respectively, at a weighted average interest rate of 4.17% and 4.21%.

The Company also has available funding from the Federal Reserve Bank’s discount window which it utilizes from time to time for short-term funding. At March 31, 2026 and December 31, 2025, the Company had zero borrowings outstanding with the Federal Reserve Bank.

On June 13, 2025, the Company entered into a Loan Agreement (the "Initial Loan Agreement") with First Horizon Bank ("First Horizon"). Under the terms of the Initial Loan Agreement, First Horizon agreed to provide the Company with a $30.0 million term loan (the "Initial Term Loan"), which was drawn down in full. On December 29, 2025, the Company entered into an Amended and Restated Loan Agreement (the "Amended Loan Agreement") with First Horizon. Under the terms of the Amended Loan Agreement, First Horizon agreed to provide the Company with an additional $10.0 million term loan (the "Subsequent Term Loan", collectively with the Initial Term Loan, the “Term Loans”), which was also drawn down in full. At March 31, 2026 and December 31, 2025, the balance on the Term Loans was $37.5 million and $38.5 million, respectively.

The Term Loans are collateralized by all of the outstanding shares of common stock of BankPlus pursuant to the terms of a Pledge Agreement dated June 13, 2025, as amended on December 29, 2025, between the Company and First Horizon (the “Pledge Agreement”).

The Term Loans bear interest at the prime rate of interest as reported in The Wall Street Journal published daily minus a margin of 0.55%, subject to a minimum rate of 4.00%. Principal and interest payments are due quarterly on each of March 15, June 15, September 15, and December 15 in the amount of $750,000 for the Initial Term Loan and $250,000 for the Subsequent Term Loan. The Term Loans may be prepaid in full or in part at any time with no prepayment penalty. In conjunction with the Initial Term Loan, the Company incurred debt issuance costs of $38,000. These issuance costs are netted with the balance of the Initial Term Loan on the Company's consolidated balance sheet and are amortized over the life of the Initial Term Loan. The Initial Term Loan matures on June 15, 2030. The Subsequent Term Loan matures on December 29, 2030. At March 31, 2026, the remaining unamortized balance of these issuance costs was $32,000.

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

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	March 31, 2026
2026	$33,010
2027	4,014
2028	4,005
2029	4,000
Thereafter	22,500
Total FHLB advances and other borrowings	$67,529

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

The following table is a summary of debentures payable to statutory trusts:

(In thousands)	Year of Maturity	Interest Rate	March 31, 2026	December 31, 2025
First Bancshares of Baton Rouge Statutory Trust I	2034	Variable[1]	$4,124	$4,124
State Capital Statutory Trust IV	2035	Variable[2]	5,155	5,155
BancPlus Statutory Trust II	2036	Variable[3]	20,619	20,619
BancPlus Statutory Trust III	2037	Variable[4]	20,619	20,619
State Capital Master Trust	2037	Variable[5]	6,186	6,186
			$56,703	$56,703

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

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at March 31, 2026 and December 31, 2025 due to the remaining purchase discount of $3.0 million at each period end, which was established upon the SCC Merger and is being amortized over the remaining life of the debentures.

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

Shareholders’ equity (before adjustment for redeemable common stock owned by the ESOP) increased $15.3 million, or 1.8%, to $867.3 million at March 31, 2026 from $852.0 million at December 31, 2025, primarily due to net income of $27.0 million and stock based compensation expense of $1.3 million, partially offset by common stock dividends paid of $6.2 million, other comprehensive loss of $6.1 million, and preferred stock dividends paid of $781,000.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	March 31, 2026	December 31, 2025
Cash and cash equivalents	$443,270	$348,249
Total securities	1,154,426	1,058,045
Less: pledged securities	(135,644)	(273,591)
Total primary liquidity	$1,462,052	$1,132,703
Ratio of primary liquidity to total deposits	20.3%	16.2%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	March 31, 2026	December 31, 2025
Net secured borrowing capacity with the FHLB	$2,060,713	$2,043,201
Net secured borrowing capacity with the Federal Reserve Bank	1,293,880	1,288,575
Unsecured borrowing capacity with correspondent lenders	198,000	198,000
Total secondary liquidity	$3,552,593	$3,529,776
Ratio of primary and secondary liquidity to total deposits	69.5%	66.7%

During the three months ended March 31, 2026, BancPlus’ primary liquidity increased by $329.5 million to $1.46 billion, compared to $1.13 billion at December 31, 2025, primarily due to increases in total securities and cash and cash equivalents as well as a decrease in pledged securities. Secondary liquidity increased by $22.8 million to $3.55 billion as of March 31, 2026 from $3.53 billion as of December 31, 2025. This increase was primarily due to an increase in BancPlus’ Federal Reserve and FHLB borrowing capacities.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $6.48 billion and $6.12 billion and represented 89.8% and 87.5% of total deposits as of March 31, 2026 and December 31, 2025, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources.

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

Due to state banking laws, BankPlus may not pay dividends without the prior approval of the MDBCF. BankPlus received permission from the MDBCF to pay dividends of $12.2 million and $7.2 million to BancPlus for the year-to-date periods ended March 31, 2026 and March 31, 2025, respectively. These dividends were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

Capital Management and Regulatory Capital Requirements

BancPlus is subject to various capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on BancPlus’ business operations.

Qualifying community banks have the option to use a simple leverage ratio, known as the CBLR, to measure capital adequacy and to not calculate risk-based capital ratios. A qualifying community bank has less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9.0%. Under an April 2026 final rule, the minimum CBLR requirement will decrease from 9.0% to 8.0% as of July 1, 2026. The Company and the Bank elected to adopt the optional CBLR framework in the third quarter of 2022, as an alternative to the generally applicable capital rules.

Further, under prompt corrective action regulations, an insured depository institution is classified in one of several tiers based on its level of capital and other factors, and may be subject to an escalating series of remedial measures if it is less than “well capitalized.” An institution is deemed “well capitalized” if it satisfies certain capital ratios and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of March 31, 2026 and December 31, 2025, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore well capitalized under the regulatory framework for prompt corrective action.

As of March 31, 2026 and December 31, 2025, BancPlus and BankPlus met the minimum CBLR requirement applicable as of those dates and therefore satisfied the capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates presented (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2026
Company:
Community Bank Leverage Ratio	$859,629	10.59%	$730,693	9.00%
Bank:
Community Bank Leverage Ratio	$873,989	10.77%	$730,378	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2025
Company:
Community Bank Leverage Ratio	$844,129	10.67%	$711,795	9.00%
Bank:
Community Bank Leverage Ratio	$862,204	10.91%	$711,404	9.00%

Contractual Obligations

Contractual obligations as of March 31, 2026 totaled $1.88 billion and were primarily comprised of deposits with maturities of $1.72 billion, FHLB advances and other borrowings of $67.5 million, subordinated debentures of $53.7 million and operating lease obligations of $41.9 million. Contractual obligations due within twelve months were $1.66 billion and were primarily related to time deposits with maturity dates, short-term FHLB advances and other borrowings. Contractual obligations due in more than 12 months were $225.6 million and were comprised of time deposits with maturity dates, long-term FHLB advances and other borrowings and subordinated debentures with maturities ranging from 2030 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

Recent Accounting Pronouncements

See Note 1 Basis of Presentation in our Condensed Notes to Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, previously filed with the SEC.

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

Potential changes over a 12-month horizon to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of March 31, 2026 and December 31, 2025 are presented in the table below. The projections for March 31, 2026 and December 31, 2025 assume immediate, parallel shifts down from the yield curves of 100, 200, and 300 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points.

	March 31, 2026				December 31, 2025
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	(6,495)	(2.2)%	(177,339)	(12.2)%	(11,718)	(4.0)%	(185,406)	(14.0)%
200	(8,155)	(2.8)%	(123,325)	(8.5)%	(9,820)	(3.4)%	(124,803)	(9.3)%
100	(7,672)	(2.6)%	(70,945)	(4.9)%	(7,820)	(2.7)%	(69,177)	(5.2)%
Unchanged	—	— %	—	— %	—	—%	—	—%
-100	2,335	0.8%	29,654	2.0%	2,000	0.7%	20,376	1.5%
-200	10,479	3.6%	55,119	3.8%	9,385	3.2%	57,760	4.4%
-300	19,482	6.6%	55,372	3.8%	17,982	6.3%	63,024	4.7%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 2.2% decrease in net interest income in year one and an 12.2% decrease in EVE as of March 31, 2026. At December 31, 2025, in the event of an immediate and sustained 300 basis point increase in interest, BancPlus would have experienced a 4.0% decrease in net interest income and a 14.0% decrease in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced an increase of 0.8% in net interest income and a 2.0% increase in EVE as of March 31, 2026, and a 0.7% increase in net interest income and a 1.5% increase in EVE as of December 31, 2025.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information about our legal proceedings refer to Footnote 12 to our Condensed Notes to Consolidated Financial Statements for the quarter ended March 31, 2026 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to the above, the Company, including its subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, previously filed with the SEC, except as noted below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the appointments of David Barksdale and Scott M. Polakoff to the BancPlus board of directors, in January 2026, we sold 200 shares of our common stock to Mr. Barksdale and 200 shares of our common stock to Mr. Polakoff at a price of $70.50 per share.

Each of the issuances listed above was exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

2.1*

Agreement and Plan of Share Exchange and Merger, dated September 28, 2021, as amended February 9, 2022, by and among BancPlus Corporation, BankPlus, First Trust Corporation and First Bank and Trust (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 (File No. 333-261311), as amended, filed on February 11, 2022)

3.1	Articles of Incorporation of BancPlus Corporation (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of the Registrant, filed on May 12, 2023)
3.2	Articles of Amendment to the Articles of Incorporation of BancPlus Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K of the Registrant, filed on May 1, 2026)
3.3	Amended and Restated By-laws of BancPlus Corporation (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K of the Registrant filed on May 1, 2026)
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

BancPlus Corporation

Date:	May 8, 2026	By:	/s/ Kirk A. Graves
Kirk A. Graves
President, Chief Executive Officer, Chairman of the Board, and Director
(Principal Executive Officer)

Date:	May 8, 2026	By:	/s/ Karlen Turbeville
Karlen Turbeville
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)