Form 10-Q
period 2026-06-30
BANCPLUS CORP
filed 2026-08-07
CIK 1118004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of August 3, 2026: 11,679,197

BANCPLUS CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BancPlus Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets:
Cash and due from banks	$74,166	$82,358
Interest bearing deposits with banks	290,222	265,891
Total cash and cash equivalents	364,388	348,249
Securities available for sale, net	1,180,418	1,034,788
Securities held to maturity - fair value $18,899 - 2026; $23,217 - 2025	19,878	23,257
Loans held for sale	11,579	10,449

Loans	6,402,751	6,291,533
Less: Allowance for credit losses	71,920	71,066
Net loans	6,330,831	6,220,467

Premises and equipment, net	150,209	143,768
Operating lease right-of-use assets	29,343	30,558
Accrued interest receivable	36,132	36,287
Goodwill	62,772	62,772
Other assets, net	194,994	167,853
Total assets	$8,380,544	$8,078,448

Liabilities:
Deposits	$7,330,353	$6,990,219
Advances from Federal Home Loan Bank and other borrowings	36,496	98,499
Subordinated debentures	53,804	53,689
Operating lease liabilities	31,386	32,523
Accrued interest payable	17,721	14,233
Other liabilities	37,232	37,267
Total liabilities	7,506,992	7,226,430

Redeemable common stock owned by the ESOP	105,143	105,317
Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value	250,000	250,000
250,000 authorized, issued and outstanding at June 30, 2026 and December 31, 2025; aggregate liquidation preference of $250,000
Common Stock, par value $1.00 per share
100,000,000 authorized; 11,679,501 and 11,678,902 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	11,679	11,679
Additional paid-in capital	124,755	126,581
Retained earnings	500,653	465,604
Accumulated other comprehensive loss	(13,535)	(1,846)
	873,552	852,018
Less: Redeemable common stock owned by the ESOP	(105,143)	(105,317)
Total shareholders' equity	768,409	746,701
Total liabilities and shareholders' equity	$8,380,544	$8,078,448

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$97,995	$95,253	$193,812	$187,820
Taxable securities	11,873	7,836	22,739	15,713
Tax-exempt securities	296	305	601	619
Interest bearing bank balances and other	2,668	4,526	5,780	8,354
Total interest income	112,832	107,920	222,932	212,506

Interest expense:
Deposits	37,923	37,237	74,530	75,507
Advances from Federal Home Loan Bank	268	1,745	857	3,748
Other borrowings	1,441	2,672	2,876	4,784
Total interest expense	39,632	41,654	78,263	84,039

Net interest income	73,200	66,266	144,669	128,467
Provision for credit losses	2,096	936	3,293	1,420
Net interest income after provision for credit losses	71,104	65,330	141,376	127,047

Noninterest income:
Service charges on deposit accounts	6,245	6,022	12,487	11,876
Mortgage origination income	1,112	1,414	2,406	2,420
Debit card interchange	2,425	2,503	4,667	4,828
Other income	7,254	7,248	18,919	20,492
Total noninterest income	17,036	17,187	38,479	39,616

Noninterest expense:
Salaries and employee benefits expenses	37,755	33,056	71,110	64,786
Net occupancy expenses	4,890	5,187	9,765	9,903
Furniture, equipment and data processing expenses	7,804	7,435	15,598	14,949
Other expenses	8,988	10,663	20,103	21,368
Total noninterest expense	59,437	56,341	116,576	111,006

Income before income taxes	28,703	26,176	63,279	55,657
Income tax expense	6,692	5,638	14,259	11,900
Net income	$22,011	$20,538	$49,020	$43,757
Preferred stock dividends	781	1,250	1,563	2,500
Net income available to common shareholders	$21,230	$19,288	$47,457	$41,257

Earnings per common share - basic	$1.84	$1.67	$4.13	$3.59
Earnings per common share - diluted	$1.83	$1.67	$4.10	$3.57

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$22,011	$20,538	$49,020	$43,757
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	(7,417)	6,118	(15,417)	16,509
Reclassification adjustment for net derivative gains included in net income	—	—	(111)	—
Tax effect	1,847	(1,523)	3,839	(4,111)
Total other comprehensive income (loss), net of tax	(5,570)	4,595	(11,689)	12,398
Comprehensive income	$16,441	$25,133	$37,331	$56,155

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

BancPlus Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(In Thousands, Except Share and Per Share Data)

								Less:
							Accumulated	Redeemable
					Additional		Other	Common Stock	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Owned by the	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	ESOP	Equity

April 1, 2026	250,000	$250,000	11,679,489	$11,679	$127,955	$485,641	$(7,965)	$(105,317)	$761,993
Net income	—	—	—	—	—	22,011	—	—	22,011
Other comprehensive loss, net	—	—	—	—	—	—	(5,570)	—	(5,570)
Issuance of restricted stock, net of forfeitures	—	—	78,699	78	(78)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(32,340)	(32)	(2,445)	—	—	—	(2,477)
Issuance of Company stock	—	—	—	—	—	—	—	—	—
Purchase of Company stock	—	—	(46,347)	(46)	(3,592)	—	—	—	(3,638)
Stock based compensation	—	—	—	—	2,915	—	—	—	2,915
Net change fair value of ESOP shares	—	—	—	—	—	—	—	174	174
Preferred stock dividends	—	—	—	—	—	(781)	—	—	(781)
Common stock dividends ($0.53 per share)	—	—	—	—	—	(6,218)	—	—	(6,218)
June 30, 2026	250,000	$250,000	11,679,501	$11,679	$124,755	$500,653	$(13,535)	$(105,143)	$768,409

January 1, 2026	250,000	$250,000	11,678,902	$11,679	$126,581	$465,604	$(1,846)	$(105,317)	746,701
Net income	—	—	—	—	—	49,020	—	—	49,020
Other comprehensive loss, net	—	—	—	—	—	—	(11,689)	—	(11,689)
Issuance of Company stock	—	—	400	—	28	—	—	—	28
Purchase of Company stock	—	—	(46,347)	(46)	(3,592)	—	—	—	(3,638)
Issuance of restricted stock, net of forfeitures	—	—	78,886	78	(78)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(32,340)	(32)	(2,445)	—	—	—	(2,477)
Stock based compensation	—	—	—	—	4,261	—	—	—	4,261
Net change fair value of ESOP shares	—	—	—	—	—	—	—	174	174
Preferred stock dividends	—	—	—	—	—	(1,563)	—	—	(1,563)
Common stock dividends ($0.53 per share)	—	—	—	—	—	(12,408)	—	—	(12,408)
June 30, 2026	250,000	$250,000	11,679,501	$11,679	$124,755	$500,653	$(13,535)	$(105,143)	$768,409

BancPlus Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income per condensed consolidated statements of income	$49,020	$43,757
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	3,293	1,420
Depreciation and amortization	4,808	4,919
Net accretion of securities	(2,032)	(1,870)
Net (gain) loss on sales of premises and equipment	(153)	227
Gain on sale of assets held for sale	(131)	—
Net (gain) loss on sales of other real estate owned	49	(603)
Gain on loans held for sale	(2,406)	(2,420)
Write-downs of other real estate owned	270	1,213
Deferred income tax expense	273	1,971
Federal Home Loan Bank stock dividends	(171)	(395)
Stock based compensation expense	4,261	2,837
Origination of loans held for sale	(106,351)	(117,831)
Proceeds from loans held for sale	95,368	108,830
Earnings on bank-owned life insurance	(2,103)	(1,781)
Amortization of equity investments	3,104	2,097
Loss on early extinguishment of subordinated debentures	—	725
Repayment of operating lease liabilities	(2,118)	—
Gain on sale of branches	(3,582)	(5,418)
Net change in:
Accrued interest receivable and other assets	(5,730)	(7,351)
Accrued interest payable and other liabilities	3,658	(10,734)
Net cash provided by operating activities	39,327	19,593

Cash flows from investing activities:
Purchases of securities available for sale	(210,855)	(375,056)
Maturities and calls of securities available for sale	51,859	392,867
Maturities, prepayments and calls of securities held to maturity	3,360	579
Net (increase) decrease in loans	(115,607)	9,780
Purchases of premises and equipment	(11,406)	(9,781)
Proceeds from sales of premises and equipment	103	—
Proceeds from sales of other real estate owned	2,226	3,006
Proceeds from sales of assets held for sale	600	—
Investment in unconsolidated entities	(5,365)	(1,878)
Distributions from unconsolidated entities	249	—
Proceeds from bank-owned life insurance	2,178	944
Purchase of Federal Reserve Bank stock	(18,384)	—
Redemptions of Federal Home Loan Bank stock	3,396	4,024
Cash paid in sale of branches	(31,049)	(88,567)
Net cash used in investing activities	(328,695)	(64,082)

BancPlus Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$32,244	$71,004
Money market, negotiable order of withdrawal, and savings deposits	451,058	68,480
Certificates of deposit	(95,730)	(59,416)
Proceeds from Federal Home Loan Bank advances	—	984
Payments on Federal Home Loan Bank advances	(60,007)	(65,990)
Payments on subordinated debentures	—	(60,000)
Proceeds from (payments on) other borrowings	(2,000)	30,000
Issuance of common stock	28	—
Payment of debt issuance costs on other borrowings	—	(38)
Cash dividends paid on common stock	(12,408)	(11,728)
Cash dividends paid on preferred stock	(1,563)	(2,500)
Purchase of Company stock	(3,638)	—
Shares withheld to pay taxes on restricted stock vesting	(2,477)	(1,713)
Net cash provided by (used in) financing activities	305,507	(30,917)

Net change in cash and cash equivalents	16,139	(75,406)

Cash and cash equivalents at beginning of period	348,249	409,639

Cash and cash equivalents at end of period	$364,388	$334,233
Supplemental cash flow information:
Interest paid	$74,775	$87,648
Federal and state income tax payments	16,894	13,625
Acquisition of real estate in non-cash foreclosures	3,359	3,255
Transfers from loans held for sale to loans	12,275	—
Assets transferred to buyer in branch sale	12,782	—
Lease liabilities arising from obtaining right-of-use assets	1,319	1,559

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

Branch Sale

On March 20, 2026, the Company completed the previously disclosed sale of its branch located in McComb, Mississippi, including all of its assets and liabilities. The Company completed the sale which included cash paid of $31.1 million, the transfer of $47.4 million of deposits at an 8% deposit premium, and loans of $11.6 million. As a result of the transaction, the Company recognized a net gain of $3.6 million, which is recorded in other income in the Company's Consolidated Statements of Income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2026	2025	2026	2025
Net income available to common shareholders	$21,230	$19,288	$47,457	$41,257

Weighted average common shares outstanding	11,526	11,535	11,503	11,506
Diluted effect of stock-based awards	48	20	75	51
Diluted common shares	11,574	11,555	11,578	11,557

Basic earnings per common share	$1.84	$1.67	$4.13	$3.59
Diluted earnings per common share	$1.83	$1.67	$4.10	$3.57

Note 3: Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale.

				Allowance
				for
	Amortized	Gross Unrealized		Credit	Fair
(In thousands)	Cost	Gains	Losses	Losses	Value
June 30, 2026
U.S. Treasuries	$166,859	$392	$1,560	$—	$165,691
U.S. Government agency obligations	452,811	804	5,064	—	448,551
Residential mortgage-backed securities	176,334	53	8,675	—	167,712
Commercial mortgage-backed securities	280,854	295	2,830	—	278,319
Corporate investments	61,098	564	1,112	—	60,550
State and political subdivisions	60,485	203	1,093	—	59,595
Total available for sale	$1,198,441	$2,311	$20,334	$—	$1,180,418

December 31, 2025
U.S. Treasuries	$176,313	$1,890	$20	$—	$178,183
U.S. Government agency obligations	409,211	5,216	2,720	—	411,707
Residential mortgage-backed securities	131,440	529	7,102	—	124,867
Commercial mortgage-backed securities	213,209	1,674	570	—	214,313
Corporate investments	50,475	395	1,485	—	49,385
State and political subdivisions	56,746	474	887	—	56,333
Total available for sale	$1,037,394	$10,178	$12,784	$—	$1,034,788

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. For the six months ended June 30, 2026 and 2025, the Company realized losses on the sale of securities of zero. At June 30, 2026 and December 31, 2025, the Company had an allowance for credit losses on available for sale securities of zero.

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2026:
States and political subdivisions	$19,878	$3	$982	$18,899
Total held to maturity	$19,878	$3	$982	$18,899
December 31, 2025:
States and political subdivisions	$23,257	$5	$45	$23,217
Total held to maturity	$23,257	$5	$45	$23,217

Provided below is a summary of investment securities without an allowance for credit losses that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026:
Available for sale:
U.S. Treasuries	$117,980	$1,560	$—	$—	$117,980	$1,560
U.S. Government agency obligations	221,552	2,139	41,295	2,925	262,847	5,064
Residential mortgage-backed securities	111,095	1,635	45,300	7,040	156,395	8,675
Commercial mortgage-backed securities	210,217	2,554	2,802	276	213,019	2,830
Corporate investments	11,845	155	20,684	957	32,529	1,112
States and political subdivisions	19,049	278	21,404	815	40,453	1,093
	$691,738	$8,321	$131,485	$12,013	$823,223	$20,334
Held to maturity:
States and political subdivisions	$6,414	$301	$11,730	$681	$18,144	$982
	$6,414	$301	$11,730	$681	$18,144	$982

December 31, 2025:
Available for sale:
U.S Treasuries	$7,550	$8	$4,810	$12	$12,360	$20
U. S. Government agency obligations	9,553	37	50,710	2,683	60,263	2,720
Residential mortgage-backed securities	23,659	269	51,188	6,833	74,847	7,102
Commercial mortgage-backed securities	54,855	306	2,827	264	57,682	570
Corporate investments	3,515	6	26,541	1,479	30,056	1,485
States and political subdivisions	8,316	53	25,214	834	33,530	887
	$107,448	$679	$161,290	$12,105	$268,738	$12,784
Held to maturity:
States and political subdivisions	$—	$—	$3,804	$45	$3,804	$45
	$—	$—	$3,804	$45	$3,804	$45

The number of debt securities in an unrealized loss position increased from 228 at December 31, 2025 to 392 at June 30, 2026. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The unrealized losses on debt securities have not been recognized into income because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
June 30, 2026:
One year or less	$71,407	$71,400	$8,066	$7,857
After one through five years	642,332	636,485	9,057	8,596
After five through ten years	308,563	305,114	2,410	2,152
After ten years	176,139	167,419	345	294
	$1,198,441	$1,180,418	$19,878	$18,899

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
June 30, 2026	$134,581	$133,615	$—	$—
December 31, 2025	$273,012	$273,591	$—	$—

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings. The Company monitors the credit rating on a quarterly basis. The following table summarizes the amortized cost basis of held-to-maturity debt securities at June 30, 2026 by credit rating:

(In thousands)	June 30, 2026
State and political subdivisions held-to-maturity:
S&P: AA+, AA, AA- / Moody's: Aa1, Aa2, Aa3	$3,168
S&P: A+, A, A- / Moody's: A1, A2, A3	500
S&P: BBB+, BBB, BBB- / Moody's: Baa, Ba, B	—
Not rated	16,210
$19,878

Note 4: Loans

The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	June 30, 2026	December 31, 2025
Secured by real estate:
Residential properties	$1,781,551	$1,748,571
Construction and land development	483,854	452,044
Farmland	332,280	339,528
Other commercial	2,810,578	2,805,604
Total real estate	5,408,263	5,345,747
Commercial and industrial loans	756,114	721,855
Agricultural production and other loans to farmers	123,877	112,345
Consumer and other loans	114,497	111,586
Total loans before allowance for credit losses	$6,402,751	$6,291,533

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

The following table presents the amortized cost basis of nonaccrual loans, segregated by class as of June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, the Company had no nonaccrual loans without a related allowance for credit loss.

(In thousands)	Total Nonaccrual	Past Due 90 days or more and Accruing
June 30, 2026
Secured by real estate:
Residential properties	$11,377	$2,659
Construction and land development	3,145	6,448
Farmland	1,271	722
Other commercial	9,419	1,188
Total real estate	25,212	11,017
Commercial and industrial loans	1,957	845
Agricultural production and other loans to farmers	964	9
Consumer and other loans	146	13
Total	$28,279	$11,884

December 31, 2025
Secured by real estate:
Residential properties	$10,667	$2,797
Construction and land development	2,025	—
Farmland	1,389	—
Other commercial	6,818	859
Total real estate	20,899	3,656
Commercial and industrial loans	1,547	203
Agricultural production and other loans to farmers	861	6
Consumer and other loans	168	9
Total	$23,475	$3,874

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three and six months ended June 30, 2026, there were no significant changes to the collateral which secures the collateral-dependent loans, whether due to general deterioration or other reason. The following table presents the amortized cost basis of collateral-dependent loans by class and collateral type as of June 30, 2026 and December 31, 2025.

(In thousands)	Real Estate	Accounts Receivable & Inventory	Equipment	Other
June 30, 2026
Secured by real estate:
Residential properties	$2,857	$—	$—	$—
Construction and land development	6,681	—	—	—
Farmland	2,217	—	—	—
Other commercial	98,055	—	—	171
Total real estate	109,810	—	—	171
Commercial and industrial loans	2,746	1,751	5,475	69
Total	$112,556	$1,751	$5,475	$240

(In thousands)	Real Estate	Accounts Receivable & Inventory	Equipment	Other
December 31, 2025
Secured by real estate:
Residential properties	$4,212	$—	$—	$—
Construction and land development	5,717	—	—	—
Other commercial	35,793	—	—	175
Total real estate	45,722	—	—	175
Commercial and industrial loans	2,786	8,327	2,037	70
Total	$48,508	$8,327	$2,037	$245

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

		Past Due
	Past Due	90 Days	Total		Total
(In thousands)	30-89 Days	or More	Past Due	Current	Loans
June 30, 2026
Secured by real estate:
Residential properties	$14,075	$10,339	$24,414	$1,757,137	$1,781,551
Construction and land development	596	8,254	8,850	475,004	483,854
Farmland	1,367	1,856	3,223	329,057	332,280
Other commercial	5,954	5,887	11,841	2,798,737	2,810,578
Total real estate	21,992	26,336	48,328	5,359,935	5,408,263
Commercial and industrial loans	2,991	2,245	5,236	750,878	756,114
Agricultural production and other loans to farmers	32	206	238	123,639	123,877
Consumer and other loans	364	72	436	114,061	114,497
Total	$25,379	$28,859	$54,238	$6,348,513	$6,402,751

		Past Due
	Past Due	90 Days	Total		Total
(In thousands)	30-89 Days	or More	Past Due	Current	Loans
December 31, 2025
Secured by real estate:
Residential properties	$14,737	$9,155	$23,892	$1,724,679	$1,748,571
Construction and land development	2,139	1,718	3,857	448,187	452,044
Farmland	360	1,072	1,432	338,096	339,528
Other commercial	4,909	5,511	10,420	2,795,184	2,805,604
Total real estate	22,145	17,456	39,601	5,306,146	5,345,747
Commercial and industrial loans	1,616	1,287	2,903	718,952	721,855
Agricultural production and other loans to farmers	102	867	969	111,376	112,345
Consumer and other loans	408	117	525	111,061	111,586
Total	$24,271	$19,727	$43,998	$6,247,535	$6,291,533

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

The following tables present the amortized cost basis of loans that were both made to borrowers experiencing financial difficulty and modified during the three and six months ended June 30, 2026 and June 30, 2025, by class and type of modification.

	Three Months Ended June 30, 2026
(Dollars in thousands)	Term Extension	Payment Delay	Total	% of Total Loans
Residential	$1,094	$—	$1,094	0.02%
Other commercial	—	3,566	3,566	0.06%
Total	$1,094	3,566	$4,660	0.08%

	Three Months Ended June 30, 2025
(Dollars in thousands)	Payment Delay	% of Total Loans
Residential	$2,574	0.04%
Commercial and industrial	1,229	0.02%
Total	$3,803	0.06%

	Six Months Ended June 30, 2026
(Dollars in thousands)	Term Extension	Payment Delay	Total	% of Total Loans
Residential	$1,094	$—	$1,094	0.02%
Other commercial	—	6,173	6,173	0.10%
Commercial and industrial	2,746	69	$2,815	0.04%
Total	$3,840	6,242	$10,082	0.16%

	Six Months Ended June 30, 2025
(Dollars in thousands)	Payment Delay	% of Total Loans
Residential	$2,574	0.04%
Other commercial	23,378	0.38%
Commercial and industrial	1,229	0.02%
Total	$27,181	0.44%

The following tables describe the financial effects of the modification made to the borrower experiencing financial difficulty during the three and six months ended June 30, 2026 and June 30, 2025.

Three Months Ended June 30, 2026
	Payment Delay	Term Extension
Residential	N/A	Added a weighted average of 84 months to the life of the modified loan
Other commercial	Delayed the payment a weighted average of 6 months	N/A

Three Months Ended June 30, 2025
Payment Delay
Residential	Delayed the payment a weighted average of 19 months
Commercial and industrial	Delayed the payment a weighted average of 7 months

Six Months Ended June 30, 2026
	Payment Delay	Term Extension
Other commercial	Delayed the payment a weighted average of 6 months	N/A
Commercial and industrial	Delayed the payment a weighted average of 6 months	Added a weighted average of 6 months to the life of the modified loan
Residential	N/A	Added a weighted average of 84 months to the life of the modified loan

Six Months Ended June 30, 2025
Payment Delay
Residential	Delayed the payment a weighted average of 19 months
Other commercial	Delayed the payment a weighted average of 12 months
Commercial and industrial	Delayed the payment a weighted average of 7 months

The following table presents the performance of loans that have been modified during the last twelve months ended June 30, 2026.

	Twelve Months Ended June 30, 2026
(In thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Secured by real estate:
Residential properties	$1,094	$—	$—
Construction and land development	—	—	1,502
Other commercial	3,481	3,370	367
Total real estate	4,575	3,370	1,869
Commercial and industrial loans	2,825	—	—
Total loans before allowance for loan losses	$7,400	$3,370	$1,869

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

The following table reflects loans by credit quality indicator and origination year at June 30, 2026. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at June 30, 2026.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Residential properties:
Pass	$232,056	$277,169	$141,847	$160,091	$292,971	$307,172	$335,895	$1,747,201
Special mention	—	884	—	—	—	—	596	1,480
Classified	2,620	693	3,492	4,182	7,530	9,553	4,800	32,870
Total residential real estate	$234,676	$278,746	$145,339	$164,273	$300,501	$316,725	$341,291	$1,781,551
Current period gross write offs	$—	$—	$—	$55	$122	$41	$47	$265

Construction & land development:
Pass	$22,635	$49,177	$18,904	$7,930	$17,056	$3,544	$351,807	$471,053
Special mention	—	—	—	—	1,219	—	685	1,904
Classified	1,459	80	—	1,454	63	4,886	2,955	10,897
Total construction & land development	$24,094	$49,257	$18,904	$9,384	$18,338	$8,430	$355,447	$483,854
Current period gross write offs	$—	$—	$—	$—	$—	$4	$—	$4

Farmland:
Pass	$28,440	$71,718	$20,742	$23,989	$50,291	$37,728	$92,258	$325,166
Special mention	—	—	—	—	—	—	—	—
Classified	303	541	2,069	425	407	1,572	1,797	7,114
Total farmland	$28,743	$72,259	$22,811	$24,414	$50,698	$39,300	$94,055	$332,280
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate:
Pass	$313,520	$420,937	$161,673	$100,064	$334,789	$535,616	$833,216	$2,699,815
Special mention	461	—	1,019	—	—	—	—	1,480
Classified	618	3,440	5,831	4,662	52,668	7,226	34,838	109,283
Total other commercial real estate	$314,599	$424,377	$168,523	$104,726	$387,457	$542,842	$868,054	$2,810,578
Current period gross write offs	$—	$—	$—	$65	$—	$387	$26	$478

Commercial & industrial loans:
Pass	$60,756	$179,698	$50,286	$27,968	$44,132	$25,415	$349,121	$737,376
Special mention	—	—	41	301	—	—	2,707	3,049
Classified	312	1,418	2,524	5,003	2,355	976	3,101	15,689
Total commercial & industrial loans	$61,068	$181,116	$52,851	$33,272	$46,487	$26,391	$354,929	$756,114
Current period gross write offs	$—	$95	$78	$31	$35	$41	$504	$784

Agricultural production & other loans to farmers:
Pass	$15,346	$16,781	$6,592	$2,877	$766	$916	$78,237	$121,515
Special mention	—	—	—	—	—	—	—	—
Classified	153	422	123	977	41	244	402	2,362
Total agricultural production & other loans to farmers	$15,499	$17,203	$6,715	$3,854	$807	$1,160	$78,639	$123,877
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer & other loans:
Pass	$20,952	$22,375	$11,132	$3,086	$1,847	$4,571	$50,253	$114,216
Special mention	—	—	—	—	—	—	—	—
Classified	—	52	88	42	—	13	86	281
Total consumer & other loans	$20,952	$22,427	$11,220	$3,128	$1,847	$4,584	$50,339	$114,497
Current period gross write offs	$972	$187	$58	$58	$5	$34	$21	$1,335

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

Transactions in the allowance for credit losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
For the Three Months Ended June 30, 2026
Allowance for loan credit losses:
Beginning balance	$9,923	$32,389	$26,546	$2,564	$71,422
Provision for loan credit losses	651	(84)	548	655	1,770
Recoveries on loans	32	236	58	292	618
Loans charged off	(685)	(455)	(123)	(627)	(1,890)
Ending balance	$9,921	$32,086	$27,029	$2,884	$71,920

For the Six Months Ended June 30, 2026
Allowance for loan credit losses:
Beginning balance	$10,065	$32,445	$25,991	$2,565	$71,066
Provision for loan credit losses	540	(155)	1,059	1,071	2,515
Recoveries on loans	100	278	244	583	1,205
Loans charged off	(784)	(482)	(265)	(1,335)	(2,866)
Ending balance	$9,921	$32,086	$27,029	$2,884	$71,920

Period End Allowance Balance Allocated To:
Individually evaluated loans	$266	$622	$182	$—	$1,070
Collectively evaluated loans	9,655	31,464	26,847	2,884	70,850
Ending balance	$9,921	$32,086	$27,029	$2,884	$71,920

Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheets, totaled approximately $27.4 million and $27.0 million at June 30, 2026 and June 30, 2025, respectively, and is excluded from the estimate of credit losses.

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
For the Three Months Ended June 30, 2025
Allowance for loan credit losses:
Beginning balance	$9,219	$34,152	$26,537	$1,687	$71,595
Provision for (recovery of) loan credit losses	(362)	(999)	1,380	466	485
Recoveries on loans	25	85	54	326	490
Loans charged off	(137)	(181)	(210)	(614)	(1,142)
Ending balance	$8,745	$33,057	$27,761	$1,865	$71,428

For the Six Months Ended June 30, 2025
Allowance for loan losses:
Beginning balance	$9,431	$35,038	$25,845	$1,599	$71,913
Provision for (recovery of) loan losses	(123)	(1,689)	2,205	804	1,197
Recoveries on loans	82	137	82	804	1,105
Loans charged off	(645)	(429)	(371)	(1,342)	(2,787)
Ending balance	$8,745	$33,057	$27,761	$1,865	$71,428

Period End Allowance Balance Allocated To:
Individually evaluated loans	$922	$—	$—	$—	$922
Collectively evaluated loans	7,823	33,057	27,761	1,865	70,506
Ending balance	$8,745	$33,057	$27,761	$1,865	$71,428

Allowance for Credit Losses on Unfunded Loan Commitments

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

	Three Months Ended June 30,
(In thousands)	2026	2025
Beginning balance	$6,873	$5,403
Provision for credit losses on unfunded loan commitments	326	451
Ending Balance	$7,199	$5,854

	For the Six Months Ended June 30,
(In thousands)	2026	2025
Beginning balance	$6,421	$5,631
Provision for credit losses on unfunded loan commitments	778	223
Ending balance	$7,199	$5,854

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

The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of June 30, 2026 and December 31, 2025, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action.

The following table presents actual and required capital ratios for the Company and the Bank under the CBLR and prompt corrective action regulations for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2026
Company:
Community Bank Leverage Ratio	$871,773	10.63%	$738,321	9.00%
Bank:
Community Bank Leverage Ratio	$888,595	10.84%	$737,940	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2025
Company:
Community Bank Leverage Ratio	$844,129	10.67%	$711,795	9.00%
Bank:
Community Bank Leverage Ratio	$862,204	10.91%	$711,404	9.00%

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

Securities – The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of June 30, 2026 or December 31, 2025. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
June 30, 2026
U.S. Treasuries	$165,691	$—	$165,691	$—
U.S. Government agency obligations	448,551	—	448,551	—
Residential mortgage-backed securities	167,712	—	167,712	—
Commercial mortgage-backed securities	278,319	—	278,319	—
Corporate investments	60,550	—	60,550	—
State and political subdivisions	59,595	—	59,595	—
Total securities available for sale	$1,180,418	$—	$1,180,418	$—
Loans held for sale	11,579	—	11,579	—
Total recurring fair value measurements	$1,191,997	$—	$1,191,997	$—
December 31, 2025
U.S. Treasuries	$178,183	$—	$178,183	$—
U.S. Government agency obligations	411,707	—	411,707	—
Residential mortgage-backed securities	124,867	—	124,867	—
Commercial mortgage-backed securities	214,313	—	214,313	—
Corporate investments	49,385	—	49,385	—
State and political subdivisions	56,333	—	56,333	—
Total securities available for sale	$1,034,788	$—	$1,034,788	$—
Loans held for sale	10,449	—	10,449	—
Total recurring fair value measurements	$1,045,237	$—	$1,045,237	$—

There were no transfers between Level 1, 2 or 3 during the periods shown above.

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Collateral-dependent loans, net of specific allowance for credit losses:
June 30, 2026	$13,138	$—	$—	$13,138
December 31, 2025	$28,760	$—	$—	$28,760
Other real estate owned:
June 30, 2026	$6,057	$—	$—	$6,057
December 31, 2025	$5,243	$—	$—	$5,243

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
June 30, 2026
Collateral-dependent loans, net of specific allowance for credit losses	$13,138	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$6,057	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

December 31, 2025
Collateral-dependent loans, net of specific allowance for credit losses	$28,760	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$5,243	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

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

The following table presents estimated fair values of the Company’s financial instruments that are not recorded at fair value:

	June 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$364,388	$364,388	$348,249	$348,249
Level 2 inputs:
Securities held to maturity	19,878	18,899	23,257	23,217
FHLB stock	4,063	4,063	7,288	7,288
Federal Reserve stock	18,384	18,384	—	—
Accrued interest receivable	36,132	36,132	36,287	36,287
Level 3 inputs:
Loans, net	6,330,831	6,287,197	6,220,467	6,162,269

Financial liabilities:
Level 2 inputs:
Deposits	7,330,353	7,322,813	6,990,219	6,985,407
FHLB and other borrowings	36,496	36,788	98,499	99,385
Subordinated debentures	53,804	49,800	53,689	49,390
Accrued interest payable	17,721	17,721	14,233	14,233

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	June 30, 2026	December 31, 2025
First Bancshares of Baton Rouge Statutory Trust I	2034	Variable[1]	$4,124	$4,124
State Capital Statutory Trust IV	2035	Variable[2]	5,155	5,155
BancPlus Statutory Trust II	2036	Variable[3]	20,619	20,619
BancPlus Statutory Trust III	2037	Variable[4]	20,619	20,619
State Capital Master Trust	2037	Variable[5]	6,186	6,186
			$56,703	$56,703

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

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, due to the remaining purchase discount of $2.9 million and $3.0 million at each period end, respectively, which was established upon the merger (the “SCC Merger”) with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, and is being amortized over the remaining life of the debentures.

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

The ESOP owned 1,339,407 and 1,385,754 shares of the Company's common stock at June 30, 2026 and December 31, 2025, respectively. The ESOP can enter into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock sold by participants in accordance with diversification provisions of the ESOP. These unallocated shares would be released to participants proportionately as the loans are repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, if any, that are used to repay the loan would be treated as compensation expense. As of June 30, 2026 and December 31, 2025, the ESOP had zero outstanding loans with the Company.

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of allocated shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item, if applicable, in the Consolidated Statements of Changes in Shareholders’ Equity. The fair value of allocated shares held by the ESOP at June 30, 2026 and December 31, 2025 was $105.1 million and $105.3 million, respectively, based on the Company’s previously disclosed appraised value of $78.50 and $76.00 per share of common stock, respectively. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

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

The Preferred Stock bore no dividend for the first two years following the issuance of the Preferred Stock. Thereafter, the annual dividend rate will be adjusted, not lower than 0.5% and not higher than 2.0%, based on our extensions of credit for qualified lending as defined in the terms of the ECIP Interim Final Rule, the Purchase Agreement and the Certificate of Designations (the “Certificate of Designations”) and the investment amount. After the tenth anniversary of the issuance of the Preferred Stock, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10 compared to the baseline qualified lending and the average investment amount. The dividends will be payable quarterly in arrears on March 15, June 15, September 15, and

December 15. The Company had accrued preferred dividends payable of $139,000 at June 30, 2026 and December 31, 2025. This payable is recorded in other liabilities in the Company’s Consolidated Balance Sheets at June 30, 2026 and December 31, 2025.

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

The POA grants BancPlus a unilateral option to repurchase the Preferred Stock from Treasury over a 15-year period. However, during the first 10 years of this period, exercise of the option is subject to BancPlus satisfying at least one of three “Threshold Conditions” that demonstrate fulfillment of community development and impact lending objectives defined under the ECIP framework. These include the “Deep Impact Lending,” “Qualified Lending,” and “Rate Reduction” thresholds. The Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met. Additionally, the Company must comply with the ECIP agreements and rules, continue to qualify as a CDFI, and be “well-capitalized” under federal Prompt Corrective Action guidelines. The purchase option granted under the POA is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 "Fair Value Measurements" and determined that the purchase option value is immaterial as of December 31, 2025 and June 30, 2026.

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

Stock based compensation that has been charged against income was $4.3 million for the six months ended June 30, 2026 and $2.8 million for the same period of 2025. As of June 30, 2026, there was $10.6 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.6 years.

A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Six Months Ended
	June 30, 2026		June 30, 2025
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	201,410	$63.13	217,516	$61.46
Granted	87,554	76.06	95,212	65.50
Vested	(106,840)	64.67	(84,321)	61.55
Forfeited	(8,668)	67.36	(1,024)	63.40
End of period	173,456	$68.50	227,383	$63.10

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
•
natural disasters, climate change, adverse weather, public health crises, acts of terrorism, outbreaks of hostilities, civil unrest, wars or other international or domestic calamities, and other matters beyond our control; and
•
other factors that are discussed in the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 and the sections entitled "Item 1A. Risk Factors" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview

BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Our wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of June 30, 2026, we operated 73 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.

BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of June 30, 2026, we had $7.33 billion of total deposits, and our deposit base consisted of 90.9% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 2.11% for the year to date period. Our loan portfolio was comprised of 70.4% commercial loans and 29.6% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number three position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2025, and we believe we are well-positioned for future growth.

Effective May 18, 2026, the Bank became a member bank of the Federal Reserve System. As a result, the Board of Governors of the Federal Reserve System (“Federal Reserve”), acting through the Federal Reserve Bank of St. Louis, became the Bank’s primary federal regulator, succeeding the Federal Deposit Insurance Corporation (“FDIC”). The Mississippi Department of Banking and Consumer Finance (“MDBCF”) remains the Bank’s primary state regulator, and the Bank’s deposits remain insured by the FDIC up to applicable limits. Laws and regulations that apply to state member banks are broadly consistent with those that apply to state non-member banks, with certain exceptions. For example, as a state member bank, the Bank may not declare or pay a dividend: (i) if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank's net income during the current calendar year and the retained net income of the prior two calendar years; or (ii) that would exceed its undivided profits; in either case, unless the dividend has been approved by the Federal Reserve.

June 30, 2026 Highlights

•
Net income for the six months ended June 30, 2026 was $49.0 million, compared with $43.8 million for the same period of 2025
•
Diluted earnings per share for the six months ended June 30, 2026 were $4.10, compared with $3.57 for the same period of 2025
•
Net interest income was $144.7 million for the six months ended June 30, 2026, compared with $128.5 million for the same period of 2025
•
Total loans held for investment were $6.40 billion at June 30, 2026, compared with $6.29 billion at December 31, 2025

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

On June 25, 2026, the FDIC issued a proposal to revise deposit insurance assessment thresholds, rate schedules, and adjustments. Among other changes, the proposal would reduce initial base assessment rate schedules applicable to small institutions, including the Bank, by 2 basis points. The Company is continuing to evaluate the proposal and its potential impact on the Bank.

On July 11, 2026, the 21st Century ROAD to Housing Act (the “Housing Act”) became law. The Housing Act is generally designed to incentivize new home construction, including through changes to certain banking laws to which the Bank is subject. Among other changes, Sections 901 and 902 of the Housing Act expanded the types of custodial deposits and amounts of reciprocal deposits, respectively, that may be excluded from treatment as brokered deposits. The Company is continuing to evaluate the Housing Act and its potential impacts on us.

Results of Operations

The following discussion of BancPlus’ results of operations compares the three and six months ended June 30, 2026 to the three and six months ended June 30, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or for any other period.

Net Income

Net income for the three months ended June 30, 2026 and 2025 was $22.0 million and $20.5 million, respectively. BancPlus’ annualized return on average assets for the three months ended June 30, 2026 and 2025 was 1.07% and 1.04%, respectively. BancPlus’ annualized return on average equity for the three months ended June 30, 2026 and 2025 was 10.08% and 10.19%, respectively.

Net income for the six months ended June 30, 2026 and 2025 was $49.0 million and $43.8 million, respectively. BancPlus’ annualized return on average assets for the six months ended June 30, 2026 and 2025 was 1.20% and 1.12%, respectively. BancPlus’ annualized return on average equity for the six months ended June 30, 2026 and 2025 was 11.36% and 11.05%, respectively.

The increase in net income and return on average assets for the three and six months ended June 30, 2026 compared to the same period of 2025 was primarily the result of increased net interest income in the current period. The increase in return on average equity for the six months ended June 30, 2026 and 2025 was primarily the result of increased net interest income in the current period. The decrease in return on average equity for the three months ended June 30, 2026 and 2025 was primarily the result of increases in average assets and equity partially offset by the increase in net income in the current year period.

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

For the three months ended June 30, 2026, interest income was $112.8 million, an increase of $4.9 million, or 4.6%, compared to interest income of $107.9 million for the three months ended June 30, 2025. The increase in interest income for the three months ended June 30, 2026 compared to the same period of 2025 was primarily the result of an increase in the average balance of loans and taxable securities year-over-year as well as an increase in the yield on securities.

For the six months ended June 30, 2026, interest income was $222.9 million, an increase of $10.4 million, or 4.9%, compared to interest income of $212.5 million for the six months ended June 30, 2025. The increase in interest income for the six months ended June 30, 2026 compared to the same period of 2025 was primarily the result of an increase in the average balance of loans and taxable securities year-over-year as well as an increase in the yield on securities.

For the three months ended June 30, 2026, interest expense was $39.6 million, a decrease of $2.1 million, or 4.9%, compared to interest expense of $41.7 million for the three months ended June 30, 2025. The decrease in interest expense for the three months ended June 30, 2026 compared to the same period of 2025 was primarily the result of a decrease in the average balance of Federal Home Loan Bank (“FHLB”) and subordinated debentures balances compared to the same period of 2025 as well as a decrease in deposit cost in the current period.

For the six months ended June 30, 2026, interest expense was $78.3 million, a decrease of $5.7 million, or 6.9%, compared to interest expense of $84.0 million for the six months ended June 30, 2025. The decrease in interest expense for the six months ended June 30, 2026 compared to the same period of 2025 was primarily the result of a decrease in the average balance of FHLB and subordinated debentures balances compared to the same period of 2025 as well as a decrease in deposit cost in the current year period.

For the three months ended June 30, 2026, net interest income was $73.2 million, an increase of $6.9 million, or 10.5%, compared to net interest income of $66.3 million for the three months ended June 30, 2025.

For the six months ended June 30, 2026, net interest income was $144.7 million, an increase of $16.2 million, or 12.6%, compared to net interest income of $128.5 million for the six months ended June 30, 2025.

Net interest margin for the three months ended June 30, 2026 increased 21 basis points to 3.76% from 3.55% for the same period of 2025, primarily as a result of higher interest rates and average balances on investment securities and higher average balances on loans as well as lower deposit costs and reductions in FHLB and subordinated debentures balances.

Net interest margin for the six months ended June 30, 2026 increased 28 basis points to 3.75% from 3.47% for the same period of 2025, primarily as a result of higher interest rates and average balances on investment securities and higher average balances on loans as well as lower deposit costs and reductions in FHLB and subordinated debentures balances.

Our year-to-date average interest-earning assets at June 30, 2026 increased $0.32 billion, or 4.3%, to $7.78 billion from $7.46 billion at June 30, 2025. BancPlus’ average interest-bearing liabilities at June 30, 2026 increased $0.28 billion, or 4.9%, to $5.98 billion from $5.70 billion at June 30, 2025. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to increases in average balances of loans and investment securities and deposit growth. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 130.1% at June 30, 2026 and 130.8% at June 30, 2025.

BancPlus’ average interest-earning assets produced a tax-equivalent yield of 5.79% and 5.78% for the three and six months ended June 30, 2026, respectively, compared to 5.78% and 5.75% for the three and six months ended June 30, 2025, respectively. The average rate paid on interest-bearing liabilities was 2.65% and 2.64% for the three and six months ended June 30, 2026, respectively, compared to 2.93% and 2.97% for the three and six months ended June 30, 2025, respectively. The year-over-year changes in yields reflect a favorable shift in the interest rate environment as compared to the same period of 2025 as well as loan and deposit growth and a reduction in outstanding FHLB and subordinated debentures balances.

Average Balances and Yields

The following tables show, for the three and six months ended June 30, 2026 and 2025, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (1)	Average Balance	Interest & Fees	Yield / Rate (1)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$260,767	$2,443	3.76%	$388,183	$4,327	4.47%
	260,767	2,443	3.76%	388,183	4,327	4.47%
Investment securities:
Taxable investment securities	1,125,263	11,873	4.23%	911,783	7,836	3.45%
Tax-exempt investment securities	43,466	296	2.73%	46,294	305	2.64%
Total securities	1,168,729	12,169	4.18%	958,077	8,141	3.41%
Loans (2)	6,369,058	97,995	6.17%	6,131,986	95,253	6.23%
FHLB stock	15,730	225	5.74%	15,547	199	5.13%
Total interest earning assets	7,814,284	112,832	5.79%	7,493,793	107,920	5.78%
Noninterest earning assets	443,512			446,615
Total assets	$8,257,796			$7,940,408

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,654,519	$8,120	1.97%	$1,442,102	$6,612	1.84%
Savings and money market deposits	2,541,982	15,341	2.42%	2,223,802	13,967	2.52%
Time deposits	1,693,451	14,462	3.43%	1,737,737	16,658	3.84%
Federal funds purchased	—	—	—%	—	—	—%
FHLB advances	25,741	268	4.18%	161,524	1,745	4.33%
Other borrowings	37,292	587	6.31%	5,934	—	—%
Subordinated debentures	53,755	854	6.37%	124,152	2,672	8.63%
Total interest-bearing liabilities	6,006,740	39,632	2.65%	5,695,251	41,654	2.93%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,288,460			1,358,942
Other noninterest-bearing liabilities	87,048			77,487
Total noninterest-bearing liabilities	1,375,508			1,436,429
Shareholders’ equity (3)	875,548			808,728
Total liabilities and shareholders’ equity	$8,257,796			$7,940,408
Net interest income/net interest margin (42)		73,200	3.76%		66,266	3.55%
Net interest spread (5)			3.15%			2.84%
Taxable equivalent adjustment:
Tax-exempt investment securities (6)		95			99
Net interest income/net interest margin (4)		$73,295	3.76%		$66,365	3.55%

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

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (1)	Average Balance	Interest & Fees	Yield / Rate (1)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$294,540	$5,451	3.73%	$345,510	$7,929	4.63%
	294,540	5,451	3.73%	345,510	7,929	4.63%
Investment securities:
Taxable investment securities	1,089,463	22,739	4.21%	927,221	15,713	3.42%
Tax-exempt investment securities	44,336	601	2.73%	47,013	619	2.66%
Total securities	1,133,799	23,340	4.15%	974,234	16,332	3.38%
Loans (2)	6,336,202	193,812	6.17%	6,123,131	187,820	6.19%
FHLB stock	12,225	329	5.43%	15,607	425	5.49%
Total interest earning assets	7,776,766	222,932	5.78%	7,458,482	212,506	5.75%
Noninterest earning assets	445,818			450,963
Total assets	$8,222,584			$7,909,445

LIABILITIES AND SHAREHODLERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,630,641	$15,566	1.93%	$1,404,427	$12,487	1.79%
Savings and money market deposits	2,479,598	29,450	2.40%	2,210,646	28,190	2.57%
Time deposits	1,736,767	29,514	3.43%	1,780,460	34,830	3.94%
Federal funds purchased	—	—	—%	3	—	—%
FHLB advances	40,636	857	4.25%	173,222	3,748	4.36%
Other borrowings	37,789	1,182	6.31%	2,984	—	—%
Subordinated debentures	53,727	1,694	6.36%	128,988	4,784	7.48%
Total interest-bearing liabilities	5,979,158	78,263	2.64%	5,700,730	84,039	2.97%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,285,298			1,328,974
Other noninterest-bearing liabilities	87,591			81,235
Total noninterest-bearing liabilities	1,372,889			1,410,209
Shareholders’ equity (3)	870,537			798,506
Total liabilities and shareholders’ equity	$8,222,584			$7,909,445
Net interest income/net interest margin (42)		144,669	3.75%		128,467	3.47%
Net interest spread (5)			3.14%			2.77%
Taxable equivalent adjustment:
Tax-exempt investment securities (6)		194			208
Net interest income/net interest margin (4)		$144,863	3.76%		$128,675	3.48%

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

Rate/Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following tables present the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to the outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the later period to the change in average balances outstanding between periods. For purposes of these tables, changes attributable to both rate and volume that cannot be segregated, including the difference in day count, have been allocated to rate.

	Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
	Change Due To:		Interest
(Dollars in thousands)	Volume	Rate	Variance
Interest earning assets:
Cash investments	$(1,420)	$(463)	$(1,883)
Investment securities:
Taxable investment securities	1,835	2,202	4,037
Tax-exempt investment securities	(18)	9	(9)
Total securities	1,817	2,211	4,028
Loans, net	3,682	(940)	2,742
FHLB stock	2	23	25
Total interest earning assets	$4,081	$831	$4,912

Interest-bearing liabilities:
Interest-bearing transaction deposits	$974	$535	1,509
Savings and money market deposits	1,998	(625)	1,373
Time deposits	(425)	(1,771)	(2,196)
FHLB advances	(1,467)	(10)	(1,477)
Other borrowings	3	583	586
Subordinated debentures	(1,514)	(303)	(1,817)
Total interest-bearing liabilities	$(431)	$(1,591)	$(2,022)
Net interest income	$4,512	$2,422	$6,934

	Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
	Change Due To:		Interest
(Dollars in thousands)	Volume	Rate	Variance
Interest earning assets:
Cash investments	$(1,171)	$(1,307)	$(2,478)
Investment securities:
Taxable investment securities	2,750	4,276	7,026
Tax-exempt investment securities	(35)	17	(18)
Total securities	2,715	4,293	7,008
Loans, net	6,535	(543)	5,992
FHLB stock	(92)	(4)	(96)
Total interest earning assets	$7,987	$2,439	$10,426

Interest-bearing liabilities:
Interest-bearing transaction deposits	$2,011	$1,068	3,079
Savings and money market deposits	3,430	(2,170)	1,260
Time deposits	(855)	(4,462)	(5,317)
FHLB advances	(2,868)	(22)	(2,890)
Other borrowings	7	1,174	1,181
Subordinated debentures	(2,791)	(298)	(3,089)
Total interest-bearing liabilities	$(1,066)	$(4,710)	$(5,776)
Net interest income	$9,053	$7,149	$16,202

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

For the three months ended June 30, 2026, the provision for credit losses was $2.1 million compared to $936,000 for the same period of 2025, an increase of $1.2 million, or 123.9%. For the six months ended June 30, 2026, the provision for credit losses was $3.3 million compared to $1.4 million for the same period of 2025, an increase of $1.9 million, or 131.9%. The increases for both three and six month periods were primarily attributable to an increase in the balances of loans and unfunded commitments in the current year.

The following tables present the components of the provision for credit losses for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025:

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Loans	$1,770	$485	$1,285	264.9%
Off-balance sheet credit exposures	326	451	(125)	(27.7)%
	$2,096	$936	$1,160	123.9%

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Loans	$2,515	$1,197	$1,318	110.1%
Off-balance sheet credit exposures	778	223	555	248.9%
	$3,293	$1,420	$1,873	131.9%

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

Noninterest income decreased $151,000, or 0.9%, to $17.0 million for the three months ended June 30, 2026 compared to $17.2 million for the same period of 2025, primarily due to a decrease in other income partially offset by an increase in income from fiduciary activities.

The following table presents the major components of noninterest income for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$6,245	$6,022	$223	3.7%
Mortgage origination income	1,112	1,414	(302)	(21.4)%
Debit card interchange fees	2,425	2,503	(78)	(3.1)%
Income from fiduciary activities	3,244	2,595	649	25.0%
ATM income	1,367	1,280	87	6.8%
Brokerage and insurance fees and commissions	827	697	130	18.7%
Life insurance income	824	795	29	3.6%
Other income	992	1,881	(889)	(47.3)%
Total	$17,036	$17,187	$(151)	(0.9)%

Income from fiduciary activities increased $649,000, or 25.0%, to $3.2 million for the three months ended June 30, 2026 compared to $2.6 million for the same period of 2025 primarily due to an increase in average assets under management compared to the same period of 2025.

Other income decreased $889,000, or 47.3%, to $992,000 for the three months ended June 30, 2026 compared to $1.9 million for the same period of 2025 primarily due to fewer sales of other real estate owned taking place in the current period compared to the same period of 2025.

Noninterest income decreased $1.1 million, or 2.9%, to $38.5 million for the six months ended June 30, 2026 compared to $39.6 million for the same period of 2025, primarily due to decreases in other income and CDFI grants partially offset by increases in income from fiduciary activities and service charges on deposit accounts.

The following table presents the major components of noninterest income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$12,487	$11,876	$611	5.1%
Mortgage origination income	2,406	2,420	(14)	(0.6)%
Debit card interchange fees	4,667	4,828	(161)	(3.3)%
Income from fiduciary activities	6,406	5,288	1,118	21.1%
ATM income	2,627	2,498	129	5.2%
Brokerage and insurance fees and commissions	1,612	1,442	170	11.8%
Life insurance income	2,103	1,781	322	18.1%
CDFI grants	—	629	(629)	(100.0)%
Other income	6,171	8,854	(2,683)	(30.3)%
Total	$38,479	$39,616	$(1,137)	(2.9)%

Service charges on deposit accounts increased $611,000, or 5.1% to $12.5 million for the six months ended June 30, 2026 compared to $11.9 million for the same period of 2025 primarily due to an increase in deposit balances in the current year period.

Income from fiduciary activities increased $1.1 million, or 21.1%, to $6.4 million for the six months ended June 30, 2026 compared to $5.3 million for the same period of 2025 primarily due to an increase in average assets under management compared to the same period of 2025.

There were no CDFI grants during the six months ended June 30, 2026 compared to $629,000 in CDFI grants for the same period of 2025.

Other income decreased $2.7 million, or 30.3%, to $6.2 million for the six months ended June 30, 2026 compared to $8.9 million for the same period of 2025 primarily due to a decrease in gains on sale of branches in the current year to date period.

Noninterest Expense

Noninterest expense includes: (i) salaries and employee benefits expenses; (ii) net occupancy expenses; (iii) furniture, equipment, and data processing expenses; (iv) marketing and promotional expenses; (v) other real estate expenses and losses; (vi) professional fees; and (vii) other expenses.

Salaries and employee benefits expenses include compensation, employee benefits and tax expenses for BancPlus’ personnel. Net occupancy expenses include depreciation expense on BancPlus’ owned properties, lease expense on its leased properties and other occupancy-related expenses. Furniture and equipment expenses include depreciation and maintenance and other expenses related to its furniture, fixtures and equipment. Data processing expenses include costs related to maintenance and monitoring of its systems and expenses paid to its third-party data processing system providers. Marketing and promotional expenses include costs for advertising, promotions and sponsorships. Other real estate expenses and losses include taxes, insurance, maintenance and other expenses related to BancPlus’ foreclosed properties. Professional fees include accounting and auditing, consulting and legal fees. Other expenses include expenses associated with FDIC assessments, MDBCF assessments, communications, travel, meals, training, supplies, and postage.

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

For the three months ended June 30, 2026, noninterest expense totaled $59.4 million, an increase of $3.1 million, or 5.5%, from $56.3 million for the three months ended June 30, 2025, primarily due to an increase in salaries and employee benefits expense, partially offset by a decrease in other expenses.

The following table presents the major components of noninterest expense for the three months ended June 30, 2026 compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$37,755	$33,056	$4,699	14.2%
Net occupancy expenses	4,890	5,187	(297)	(5.7)%
Furniture, equipment and data processing expenses	7,804	7,435	369	5.0%
Marketing and promotional expenses	1,526	1,769	(243)	(13.7)%
Other real estate expenses and losses	299	548	(249)	(45.4)%
Professional fees	806	921	(115)	(12.5)%
Other expenses	6,357	7,425	(1,068)	(14.4)%
Total	$59,437	$56,341	$3,096	5.5%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 63.5% and 58.7% of total noninterest expense for the three months ended June 30, 2026 and 2025, respectively. Salaries and employee benefits expenses increased $4.7 million, or 14.2%, to $37.8 million during the three months ended June 30, 2026, compared to $33.1 million for the same period of 2025 primarily due to increases in medical costs and retirement related expenses, as well as normal annual salary increases for employees.

Other expenses decreased $1.1 million, or 14.4%, to $6.4 million during the three months ended June 30, 2026 compared to $7.4 million for the same period of 2025 due to an increase in losses on equity method investments in the prior year period.

For the six months ended June 30, 2026, noninterest expense totaled $116.6 million, an increase of $5.6 million, or 5.0%, from $111.0 million for the six months ended June 30, 2025, primarily due to an increase in salaries and employee benefits expense, partially offset by decreases in other real estate expenses and losses and professional fees.

The following table presents the major components of noninterest expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$71,110	$64,786	$6,324	9.8%
Net occupancy expenses	9,765	9,903	(138)	(1.4)%
Furniture, equipment and data processing expenses	15,598	14,949	649	4.3%
Marketing and promotional expenses	3,463	3,281	182	5.5%
Other real estate expenses and losses	523	1,732	(1,209)	(69.8)%
Professional fees	1,724	2,135	(411)	(19.3)%
Other expenses	14,393	14,220	173	1.2%
Total	$116,576	$111,006	$5,570	5.0%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 61.0% and 58.4% of total noninterest expense for the six months ended June 30, 2026 and 2025, respectively. Salaries and employee benefits expenses increased $6.3 million, or 9.8%, to $71.1 million during the six months ended June 30, 2026, compared to $64.8 million for the same period of 2025 primarily due to increases in medical costs, retirement related expenses, and incentive compensation, as well as normal annual salary increases for employees.

Other real estate expenses and losses decreased $1.2 million, or 69.8%, to $523,000 during the six months ended June 30, 2026 compared to $1.7 million for the same period of 2025 primarily due to writedowns and losses on the sale of other real estate owned in the prior year.

Professional fees decreased $411,000, or 19.3%, to $1.7 million during the six months ended June 30, 2026 compared to $2.1 million for the same period of 2025 due to a decrease in consulting expense in the current year to date period.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $6.7 million for the three months ended June 30, 2026, compared to $5.6 million for the same period of 2025, an increase of $1.1 million, or 18.7%. BancPlus’ effective tax rate for the three months ended June 30, 2026 was 23.3%, compared to 21.5% for the same period of 2025.

BancPlus recorded income tax expense of $14.3 million for the six months ended June 30, 2026, compared to $11.9 million for the same period of 2025, an increase of $2.4 million, or 19.8%. BancPlus’ effective tax rate for the six months ended June 30, 2026 was 22.5%, compared to 21.4% for the same period of 2025.

For both the three and six month periods, the increase in income tax expense was the result of larger income before taxes in the current year to date period. The increase in effective tax rate was the result of smaller tax credits in the current year.

Financial Condition

The following discussion compares BancPlus’ financial condition as of June 30, 2026 to December 31, 2025.

Assets

Total assets increased $0.30 billion, or 3.7%, to $8.38 billion at June 30, 2026, compared to total assets of $8.08 billion at December 31, 2025, primarily as a result of an increase in loans held for investment and securities available for sale. Total cash and cash equivalents increased $16.1 million, or 4.6%, to $364.4 million at June 30, 2026, compared to $348.2 million at December 31, 2025. Total loans held for investment increased $111.2 million, or 1.8%, to $6.40 billion at June 30, 2026, compared to $6.29 billion at December 31, 2025. Investment securities increased $142.2 million, or 13.4%, to $1.2 billion at June 30, 2026, compared to $1.1 billion at December 31, 2025 primarily as a result of an increase in investment security purchases in the current period compared to the prior period.

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

As of June 30, 2026, 1.7% of BancPlus’ investment securities portfolio was classified as held to maturity and 98.3% was classified as available for sale. As of December 31, 2025, 2.2% of BancPlus’ investment securities portfolio was classified as held to maturity and 97.8% was classified as available for sale.

At June 30, 2026, U.S. Government agency obligations represented 37.4%, mortgage-backed securities represented 37.2%, U.S. Treasuries represented 13.8%, municipal securities represented 6.6%, and corporate investments represented 5.0% of BancPlus’ investment securities portfolio. At December 31, 2025, U.S. Government agency obligations represented 38.9%, mortgage-backed securities represented 32.1%, U.S. Treasuries represented 16.8%, municipal securities represented 7.5%, and corporate investments represented 4.7% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’

securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates presented:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$19,878	1.66%	$23,257	2.20%
Total held-to-maturity	$19,878	1.66%	$23,257	2.20%
Available for Sale:
(At fair value)
U.S. Treasuries	165,691	13.80%	178,183	16.84%
U.S. Government agency obligations	448,551	37.37%	411,707	38.91%
Issued by states and political subdivisions	59,595	4.97%	56,333	5.32%
Mortgage-backed securities:
Residential	167,712	13.97%	124,867	11.80%
Commercial	278,319	23.19%	214,313	20.26%
Corporate investments	60,550	5.04%	49,385	4.67%
Total available for sale	$1,180,418	98.34%	$1,034,788	97.80%
Total investment securities	$1,200,296	100.00%	$1,058,045	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates presented. Weighted-average yields have been computed on a fully tax equivalent basis using federal and state tax rates of 21% and 5%, respectively.

	Maturity as of June 30, 2026
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$8,066	1.37%	$9,057	2.62%	$2,410	3.27%	$345	4.02%
Total held to maturity	$8,066	1.37%	$9,057	2.62%	$2,410	3.27%	$345	4.02%

Available for sale:
U.S. Treasuries	$4,927	4.03%	$128,756	4.09%	$32,008	3.90%	$—	— %
U.S. Government agency obligations	55,937	4.42%	329,908	3.91%	62,706	4.20%	—	— %
Issued by states and political subdivisions	10,536	3.28%	19,582	3.92%	17,529	4.27%	11,948	4.89%
Mortgage-backed securities:
Residential	—	— %	4,701	4.24%	44,994	4.15%	118,016	3.72%
Commercial	—	— %	149,751	4.27%	91,113	4.58%	37,455	5.00%
Corporate investments	—	— %	3,787	6.05%	56,764	5.69%	—	— %
Total available for sale	$71,400	4.22%	$636,485	4.05%	$305,114	4.56%	$167,419	4.09%

Total investment securities	$79,466	3.94%	$645,542	4.03%	$307,524	4.55%	$167,764	4.09%

	Maturity as of December 31, 2025
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$6,104	3.83%	$14,263	2.17%	$2,545	3.93%	$345	4.73%
Total held to maturity	$6,104	3.83%	$14,263	2.17%	$2,545	3.93%	$345	4.73%

Available for sale:
U.S. Treasuries	$15,002	4.17%	$120,399	4.13%	$42,782	3.84%	$—	— %
U.S. Government agency obligations	51,866	4.63%	314,987	3.92%	44,852	3.92%	—	— %
Issued by states and political subdivisions	9,921	3.39%	17,928	3.27%	21,501	4.10%	6,982	4.88%
Mortgage-backed securities:
Residential	—	— %	—	— %	25,761	4.18%	99,107	3.51%
Commercial	—	— %	124,561	4.34%	71,265	4.55%	18,488	5.01%
Corporate investments	492	2.75%	6,229	7.46%	42,665	5.34%	—	— %
Total available for sale	$77,281	4.37%	$584,104	4.07%	$248,826	4.37%	$124,577	3.81%

Total investment securities	$83,385	4.33%	$598,367	4.03%	$251,371	4.37%	$124,922	3.81%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates presented:

	As of June 30, 2026		As of December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Secured by real estate:
Residential properties	$1,781,551	27.82%	$1,748,571	27.79%
Construction and land development	483,854	7.56%	452,044	7.18%
Farmland	332,280	5.19%	339,528	5.40%
Other commercial	2,810,578	43.91%	2,805,604	44.60%
Total real estate	5,408,263	84.48%	5,345,747	84.97%
Commercial and industrial	756,114	11.80%	721,855	11.47%
Agricultural production and other loans to farmers	123,877	1.93%	112,345	1.79%
Consumer and other	114,497	1.79%	111,586	1.77%
Total loans, gross	$6,402,751	100.00%	$6,291,533	100.00%
Allowance for credit losses	(71,920)		(71,066)
Total loans, net	$6,330,831		$6,220,467

Our loan portfolio was comprised of 70.4% commercial loans and 29.6% consumer loans as of June 30, 2026, compared to 70.4% commercial loans and 29.6% consumer loans as of December 31, 2025. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At June 30, 2026, BancPlus’ loan portfolio included $244.4 million of loan participations purchased, or 3.8% of total loans, which included $69.1 million of shared national credits. At December 31, 2025, BancPlus’ loan portfolio included $253.4 million of loan participations purchased, or 4.0% of total loans, which included $61.1 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates presented:

	As of June 30, 2026
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$224,089	$763,373	$457,240	$336,849	$1,781,551
Construction and land development	282,510	181,751	15,329	4,264	483,854
Farmland	43,044	170,816	101,285	17,135	332,280
Other commercial	783,640	1,554,023	387,841	85,074	2,810,578
Total real estate	1,333,283	2,669,963	961,695	443,322	5,408,263
Commercial and industrial	232,533	459,336	64,244	1	756,114
Agricultural production and other loans to farmers	75,550	47,117	1,210	—	123,877
Consumer and other loans	32,374	74,365	3,989	3,769	114,497
Total loans	$1,673,740	$3,250,781	$1,031,138	$447,092	$6,402,751

	As of December 31, 2025
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$218,398	$771,566	$392,102	$366,505	$1,748,571
Construction and land development	251,389	184,530	10,796	5,329	452,044
Farmland	45,878	175,563	106,438	11,649	339,528
Other commercial	662,331	1,618,741	409,676	114,856	2,805,604
Total real estate	1,177,996	2,750,400	919,012	498,339	5,345,747
Commercial and industrial	220,955	433,361	67,538	1	721,855
Agricultural production and other loans to farmers	64,223	47,594	528	—	112,345
Consumer and other loans	31,161	72,582	3,902	3,941	111,586
Total loans	$1,494,335	$3,303,937	$990,980	$502,281	$6,291,533

	As of June 30, 2026
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,332,078	$449,473	$1,781,551
Construction and land development	203,335	280,519	483,854
Farmland	185,764	146,516	332,280
Other commercial	1,748,752	1,061,826	2,810,578
Total real estate	3,469,929	1,938,334	5,408,263
Commercial and industrial	346,626	409,488	756,114
Agricultural production and other loans to farmers	42,089	81,788	123,877
Consumer and other loans	61,550	52,947	114,497
Total loans	$3,920,194	$2,482,557	$6,402,751

	As of December 31, 2025
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,295,784	$452,787	$1,748,571
Construction and land development	193,558	258,486	452,044
Farmland	192,109	147,419	339,528
Other commercial	1,812,815	992,789	2,805,604
Total real estate	3,494,266	1,851,481	5,345,747
Commercial and industrial	340,278	381,577	721,855
Agricultural production and other loans to farmers	47,480	64,865	112,345
Consumer and other loans	63,110	48,476	111,586
Total loans	$3,945,134	$2,346,399	$6,291,533

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At June 30, 2026, BancPlus had total off-balance sheet commitments of $1.21 billion. At June 30, 2026, BancPlus had an allowance for credit loss on off-balance sheet commitments of $7.2 million.

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

The tables below set forth information on BancPlus’ asset classification as of the dates presented. BancPlus had no assets classified as loss.

	As of June 30, 2026
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,747,201	$1,480	$32,870	$—	$1,781,551
Construction and land development	471,053	1,904	10,897	—	483,854
Farmland	325,166	—	7,114	—	332,280
Other commercial	2,699,815	1,480	109,283	—	2,810,578
Total real estate	5,243,235	4,864	160,164	—	5,408,263
Commercial and industrial	737,376	3,049	15,646	43	756,114
Agricultural production and other loans to farmers	121,515	—	2,362	—	123,877
Consumer and other	114,216	—	281	—	114,497
Total	$6,216,342	$7,913	$178,453	$43	$6,402,751

	As of December 31, 2025
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,714,338	$3,448	$30,785	$—	$1,748,571
Construction and land development	441,428	1,443	8,907	266	452,044
Farmland	335,255	—	4,273	—	339,528
Other commercial	2,757,221	885	47,498	—	2,805,604
Total real estate	5,248,242	5,776	91,463	266	5,345,747
Commercial and industrial	702,312	1,252	18,280	11	721,855
Agricultural production and other loans to farmers	111,335	—	961	49	112,345
Consumer and other	111,265	—	321	—	111,586
Total	$6,173,154	$7,028	$111,025	$326	$6,291,533

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans that are 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates presented:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans:
Real estate loans:
Residential properties	$11,377	$10,667
Construction and land development	3,145	2,025
Farmland	1,271	1,389
Other commercial	9,419	6,818
Total real estate	25,212	20,899
Commercial and industrial	1,957	1,547
Agricultural production and other loans to farmers	964	861
Consumer and other	146	168
Total nonaccrual loans	$28,279	$23,475

90+ days past due and accruing:
Real estate loans:
Residential properties	$2,659	$2,797
Construction and land development	6,448	—
Farmland	722	—
Other commercial	1,188	859
Total real estate	11,017	3,656
Commercial and industrial	845	203
Agricultural production and other loans to farmers	9	6
Consumer and other	13	9
Total 90+ days past due and accruing	$11,884	$3,874
Total nonperforming loans	$40,163	$27,349
Plus: foreclosed assets	6,057	5,243
Total nonperforming assets	$46,220	$32,592

Nonaccrual loans to total loans	0.44%	0.37%
Nonperforming loans to total loans	0.63%	0.43%
Nonperforming assets to total assets	0.55%	0.40%
Allowance for credit losses to nonaccrual loans	254.32%	302.73%

Total nonperforming assets increased by $13.6 million, or 41.8%, from $32.6 million at December 31, 2025 to $46.2 million at June 30, 2026, primarily as a result of past due and nonaccrual real estate loans. The ratio for nonaccrual loans to total loans increased for the six months ended June 30, 2026 primarily as a result of the increase in nonaccrual real estate loans. The ratio for allowance for credit losses to nonaccrual loans decreased as a result of the increase in nonaccrual loans in the current year.

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

These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the first half of 2026, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of tariffs, supply chain disruptions, labor shortages, and the conflicts in Ukraine and the Middle East. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for credit losses.

The allowance for credit losses increased $0.8 million, or 1.2%, to $71.9 million at June 30, 2026 compared to $71.1 million at December 31, 2025. As a percentage of loans, the allowance for credit losses was 1.12% and 1.13% at June 30, 2026 and December 31, 2025, respectively. The change was primarily a result of an increase in loan balances in the current year. Net charge-offs totaled $1.7 million for the six months ended June 30, 2026 and 2025, respectively.

The following is a summary of the activity in the allowance for credit loss reserve as of and for the year-to-date periods presented:

(Dollars in thousands)	June 30, 2026	June 30, 2025
Balance, beginning of period	$71,066	$71,913
Charge-offs:
Residential properties	265	371
Construction and land development	4	181
Farmland	—	—
Other commercial	478	248
Total real estate	747	800
Commercial and industrial	784	645
Agricultural production and other loans to farmers	—	23
Consumer and other	1,335	1,319
Total charge-offs	2,866	2,787
Recoveries:
Residential properties	244	82
Construction and land development	88	73
Farmland	11	10
Other commercial	179	54
Total real estate	522	219
Commercial and industrial	100	82
Agricultural production and other loans to farmers	74	14
Consumer and other	509	790
Total recoveries	1,205	1,105
Net charge-offs	1,661	1,682
Provision for credit losses	2,515	1,197
Balance, end of period	$71,920	$71,428

Total loans, end of period (including loans held for sale)	$6,414,330	$6,140,962
Average loans	6,336,202	6,123,131
Net charge-offs (annualized) to average loans	0.05%	0.05%
Allowance for credit losses to total loans	1.12%	1.16%

The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	June 30, 2026			June 30, 2025
(Dollars in thousands)	Net Charge- offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge- offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$21	$1,758,518	0.00%	$289	$1,662,413	0.03%
Construction and land development	(84)	475,671	(0.04)%	108	537,481	0.04%
Farmland	(11)	334,028	(0.01)%	(10)	311,717	(0.01)%
Other commercial	299	2,783,419	0.02%	194	2,788,178	0.01%
Commercial and industrial	684	755,611	0.18%	563	603,514	0.19%
Agricultural production and other loans to farmers	(74)	108,273	(0.14)%	9	98,189	0.02%
Consumer and other	826	111,150	1.49%	529	111,863	0.95%
Loans held for sale	—	9,532	—%	—	9,776	—%
Total	$1,661	$6,336,202	0.05%	$1,682	$6,123,131	0.05%

The following tables present a summary of the allocation of the allowance for credit losses by loan portfolio category, and the percentage of loans in each category, for the periods presented:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$27,029	37.6%	$25,991	36.6%
Construction and land development	7,617	10.6%	7,420	10.4%
Farmland	7,649	10.6%	7,914	11.1%
Other commercial	16,820	23.4%	17,111	24.1%
Total real estate	59,115	82.2%	58,436	82.2%
Commercial and industrial	9,921	13.8%	10,065	14.2%
Agricultural production and other loans to farmers	1,960	2.7%	1,652	2.3%
Consumer and other	924	1.3%	913	1.3%
Total allowance for loan losses	$71,920	100.0%	$71,066	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million as of both June 30, 2026 and December 31, 2025. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the merger (the “SCC Merger”) with State Capital Corp. and the merger (the “FTC Merger”) with First Trust Corporation. Total other intangible assets at June 30, 2026 and December 31, 2025 were $6.2 million and $6.9 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details the composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods presented:

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent
Non-interest bearing	$1,285,298	0.00%	18.02%	$1,320,556	0.00%	19.56%
Interest bearing:
Transaction accounts	1,630,641	1.93%	22.86%	1,384,288	1.79%	20.50%
Money market and other savings accounts	2,479,598	2.40%	34.77%	2,283,396	2.54%	33.82%
Certificates of deposit	1,557,228	3.35%	21.83%	1,498,968	3.66%	22.20%
Brokered time deposits	179,539	4.09%	2.52%	264,582	4.42%	3.92%
Total deposits	$7,132,304	2.11%	100.00%	$6,751,790	2.21%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $380.5 million, or 5.6%, to $7.13 billion at June 30, 2026 from $6.75 billion as of December 31, 2025 primarily resulted from increases in interest bearing transaction deposits. At June 30, 2026 and December 31, 2025, BancPlus held deposits in excess of FDIC insurance limits estimated at $1.36 billion and $1.49 billion, respectively.

The following table shows the maturity of certificates of deposit, including brokered time deposits, at June 30, 2026:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$290,258	$438,622	$728,880	$146,662
Over 3 months through 6 months	193,021	316,354	509,375	93,771
Over 6 months through 12 months	104,412	163,763	268,175	50,912
Over 12 months	49,040	112,015	161,055	26,136
Total certificates of deposit	$636,731	$1,030,754	$1,667,485	$317,481

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At June 30, 2026 and December 31, 2025, BancPlus had no short-term borrowings. The following is a summary of our short-term borrowings during the periods presented.

	Balances Outstanding			Weighted Average Rate
Maximum
(Dollars in thousands)	Month	Average	At Period	During	At Period
June 30, 2026	End	Daily	End	Period	End
Federal funds purchased	$—	$—	$—	—	—%
	$—	$—	$—

December 31, 2025
Federal funds purchased	$—	$3	$—	5.05%	—%
	$—	$3	$—

Advances from FHLB and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At June 30, 2026 and December 31, 2025, BancPlus had $26,000 and $60.0 million in FHLB borrowings, respectively, at a weighted average interest rate of 2.94% and 4.21%.

The Company also has available funding from the Federal Reserve Bank’s discount window which it utilizes from time to time for short-term funding. At June 30, 2026 and December 31, 2025, the Company had zero borrowings outstanding with the Federal Reserve Bank.

On June 13, 2025, the Company entered into a Loan Agreement (the "Initial Loan Agreement") with First Horizon Bank ("First Horizon"). Under the terms of the Initial Loan Agreement, First Horizon agreed to provide the Company with a $30.0 million term loan (the "Initial Term Loan"), which was drawn down in full. On December 29, 2025, the Company entered into an Amended and Restated Loan Agreement (the "Amended Loan Agreement") with First Horizon. Under the terms of the Amended Loan Agreement, First Horizon agreed to provide the Company with an additional $10.0 million term loan (the "Subsequent Term Loan", collectively with the Initial Term Loan, the “Term Loans”), which was also drawn down in full. At June 30, 2026 and December 31, 2025, the balance on the Term Loans was $36.5 million and $38.5 million, respectively.

The Term Loans are collateralized by all of the outstanding shares of common stock of BankPlus pursuant to the terms of a Pledge Agreement dated June 13, 2025, as amended on December 29, 2025, between the Company and First Horizon (the “Pledge Agreement”).

The Term Loans bear interest at the prime rate of interest as reported in The Wall Street Journal published daily minus a margin of 0.55%, subject to a minimum rate of 4.00%. Principal and interest payments are due quarterly on each of March 15, June 15, September 15, and December 15 in the amount of $750,000 for the Initial Term Loan and $250,000 for the Subsequent Term Loan. The Term Loans may be prepaid in full or in part at any time with no prepayment penalty. In conjunction with the Initial Term Loan, the Company incurred debt issuance costs of $38,000. These issuance costs are netted with the balance of the Initial Term Loan on the Company's consolidated balance sheet and are amortized over the life of the Initial Term Loan. The Initial Term Loan matures on June 15, 2030. The Subsequent Term Loan matures on December 29, 2030. At June 30, 2026, the remaining unamortized balance of these issuance costs was $30,000.

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

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	June 30, 2026
2026	2,007
2027	4,014
2028	4,005
2029	4,000
Thereafter	22,500
Total FHLB advances and other borrowings	$36,526

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

The following table is a summary of debentures payable to statutory trusts:

(In thousands)	Year of Maturity	Interest Rate	June 30, 2026	December 31, 2025
First Bancshares of Baton Rouge Statutory Trust I	2034	Variable[1]	$4,124	$4,124
State Capital Statutory Trust IV	2035	Variable[2]	5,155	5,155
BancPlus Statutory Trust II	2036	Variable[3]	20,619	20,619
BancPlus Statutory Trust III	2037	Variable[4]	20,619	20,619
State Capital Master Trust	2037	Variable[5]	6,186	6,186
			$56,703	$56,703

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

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at June 30, 2026 and December 31, 2025 due to the remaining purchase discount of $2.9 million at June 30, 2026 and $3.0 million at December 31, 2025, which was established upon the SCC Merger and is being amortized over the remaining life of the debentures.

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

Shareholders’ equity (before adjustment for redeemable common stock owned by the ESOP) increased $21.5 million, or 2.5%, to $873.6 million at June 30, 2026 from $852.0 million at December 31, 2025, primarily due to net income of $49.0 million and stock based compensation of $4.3 million partially offset by common stock dividends paid of $12.4 million, other comprehensive loss of $11.7 million, repurchases of common stock under the ESOP of $3.6 million, shares withheld to satisfy withholding obligation in the vesting of restricted stock of $2.4 million, and preferred stock dividends paid of $1.6 million.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	June 30, 2026	December 31, 2025
Cash and cash equivalents	$364,388	$348,249
Total securities	1,200,296	1,058,045
Less: pledged securities	(133,615)	(273,591)
Total primary liquidity	$1,431,069	$1,132,703
Ratio of primary liquidity to total deposits	19.5%	16.2%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	June 30, 2026	December 31, 2025
Net secured borrowing capacity with the FHLB	$2,043,090	$2,043,201
Net secured borrowing capacity with the Federal Reserve Bank	1,313,330	1,288,575
Unsecured borrowing capacity with correspondent lenders	198,000	198,000
Total secondary liquidity	$3,554,420	$3,529,776
Ratio of primary and secondary liquidity to total deposits	68.0%	66.7%

During the six months ended June 30, 2026, BancPlus’ primary liquidity increased by $298.4 million to $1.43 billion, compared to $1.13 billion at December 31, 2025, primarily due to increases in total securities and cash and cash equivalents as well as a decrease in pledged securities. Secondary liquidity increased by $24.6 million to $3.55 billion as of June 30, 2026 from $3.53 billion as of December 31, 2025. This increase was primarily due to an increase in BancPlus’ Federal Reserve borrowing capacities.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $6.66 billion and $6.12 billion and represented 90.9% and 87.5% of total deposits as of June 30, 2026 and December 31, 2025, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources.

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

Through June 30, 2026, Mississippi banking law generally prohibited BankPlus from paying dividends without the prior approval of the MDBCF. BankPlus received approval from the MDBCF to pay dividends of $12.4 million and $14.4 million to BancPlus for the year-to-date periods ended June 30, 2026 and June 30, 2025, respectively. Dividends received from BankPlus were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

Effective July 1, 2026, Mississippi banking law was amended to permit a state bank to declare and pay dividends without the prior approval of the MDBCF. However, prior written approval of the MDBCF Commissioner would be required to declare and pay a dividend if any of the following conditions exist: (i) the bank is subject to a corrective plan or enforcement action, (ii) the dividend would cause the bank to become undercapitalized under the capital standards of its applicable federal regulator, or (iii) the MDBCF Commissioner determines that conditions exist at the bank that pose a risk to its safety and soundness.

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

Further, under prompt corrective action regulations, an insured depository institution is classified in one of several tiers based on its level of capital and other factors, and may be subject to an escalating series of remedial measures if it is less than “well capitalized.” An institution is deemed “well capitalized” if it satisfies certain capital ratios and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of June 30, 2026 and December 31, 2025, the Bank maintained a leverage ratio of more than 9.0% and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore well capitalized under the regulatory framework for prompt corrective action.

As of June 30, 2026 and December 31, 2025, BancPlus and BankPlus met the minimum CBLR requirement applicable as of those dates and therefore satisfied the capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates presented (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2026
Company:
Community Bank Leverage Ratio	$871,773	10.63%	$738,321	9.00%
Bank:
Community Bank Leverage Ratio	$888,595	10.84%	$737,940	9.00%

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2025
Company:
Community Bank Leverage Ratio	$844,129	10.67%	$711,795	9.00%
Bank:
Community Bank Leverage Ratio	$862,204	10.91%	$711,404	9.00%

Contractual Obligations

Contractual obligations as of June 30, 2026 totaled $1.80 billion and were primarily comprised of deposits with maturities of $1.67 billion, FHLB advances and other borrowings of $36.5 million, subordinated debentures of $53.8 million and operating lease obligations of $31.4 million. Contractual obligations due within twelve months were $1.51 billion and were primarily related to time deposits with maturity dates, short-term FHLB advances and other borrowings. Contractual obligations due in more than 12 months were $288.0 million and were comprised of time deposits with maturity dates, long-term FHLB advances and other borrowings and subordinated debentures with maturities ranging from 2030 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

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

Potential changes over a 12-month horizon to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of June 30, 2026 and December 31, 2025 are presented in the table below. The projections for June 30, 2026 and December 31, 2025 assume immediate, parallel shifts down from the yield curves of 100, 200, and 300 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points.

	June 30, 2026				December 31, 2025
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	(7,765)	(2.6)%	(188,974)	(12.9)%	(11,718)	(4.0)%	(185,406)	(14.0)%
200	(9,425)	(3.1)%	(132,094)	(9.0)%	(9,820)	(3.4)%	(124,803)	(9.4)%
100	(7,976)	(2.6)%	(73,629)	(5.0)%	(7,820)	(2.7)%	(69,177)	(5.2)%
Unchanged	—	—%	—	—%	—	—%	—	—%
-100	2,048	0.1%	30,097	2.1%	2,000	0.7%	20,376	1.5%
-200	10,965	3.6%	60,629	4.2%	9,385	3.2%	57,760	4.4%
-300	21,443	7.0%	68,682	4.7%	17,982	6.2%	63,024	4.7%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 2.6% decrease in net interest income in year one and a 12.9% decrease in EVE as of June 30, 2026. At December 31, 2025, in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 4.0% decrease in net interest income and a 14.0% decrease in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced an increase of 0.1% in net interest income and a 2.1% increase in EVE as of June 30, 2026, and a 0.7% increase in net interest income and a 1.5% increase in EVE as of December 31, 2025.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information about our legal proceedings refer to Footnote 12 to our Condensed Notes to Consolidated Financial Statements for the quarter ended June 30, 2026 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

2.1*

Agreement and Plan of Share Exchange and Merger, dated September 28, 2021, as amended February 9, 2022, by and among BancPlus Corporation, BankPlus, First Trust Corporation and First Bank and Trust (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 (File No. 333-261311), as amended, filed on February 11, 2022)

3.1+	Articles of Incorporation of BancPlus Corporation, as amended
3.2	Amended and Restated By-laws of BancPlus Corporation (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K of the Registrant filed on May 1, 2026)
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

31.1+	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2+	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1++	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+	Inline XBRL Interactive Data
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)

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

BancPlus Corporation

Date:	August 7, 2026	By:	/s/ Kirk A. Graves
Kirk A. Graves
President, Chief Executive Officer, Chairman of the Board, and Director
(Principal Executive Officer)

Date:	August 7, 2026	By:	/s/ Karlen Turbeville
Karlen Turbeville
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)