Form 10-Q
period 2026-09-30
BANCPLUS CORP
filed 2026-11-09
CIK 1118004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Shares of the registrant’s Common Stock, par value $1.00 per share, issued and outstanding as of November 2, 2026: 11,677,134

BANCPLUS CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BancPlus Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets:
Cash and due from banks	$80,866	$82,358
Interest bearing deposits with banks	220,911	265,891
Total cash and cash equivalents	301,777	348,249
Securities available for sale, net	1,175,080	1,034,788
Securities held to maturity - fair value $18,243 - 2026; $23,217 - 2025	19,299	23,257
Loans held for sale	10,541	10,449

Loans	6,382,695	6,291,533
Less: Allowance for credit losses	73,344	71,066
Net loans	6,309,351	6,220,467

Premises and equipment, net	154,482	143,768
Operating lease right-of-use assets	28,315	30,558
Accrued interest receivable	37,816	36,287
Goodwill	62,772	62,772
Other assets, net	206,369	167,853
Total assets	$8,305,802	$8,078,448

Liabilities:
Deposits	$7,255,860	$6,990,219
Advances from Federal Home Loan Bank and other borrowings	35,494	98,499
Subordinated debentures	53,865	53,689
Operating lease liabilities	30,432	32,523
Accrued interest payable	13,345	14,233
Other liabilities	46,494	37,267
Total liabilities	7,435,490	7,226,430

Redeemable common stock owned by the ESOP	112,510	105,317
Shareholders' equity:
Senior Non-Cumulative Perpetual Preferred Stock, Series ECIP, no par value	250,000	250,000
250,000 authorized, issued and outstanding at September 30, 2026 and December 31, 2025; aggregate liquidation preference of $250,000
Common Stock, par value $1.00 per share
100,000,000 authorized; 11,679,197 and 11,678,902 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	11,679	11,679
Additional paid-in capital	126,064	126,581
Retained earnings	520,540	465,604
Accumulated other comprehensive loss	(37,971)	(1,846)
	870,312	852,018
Less: Redeemable common stock owned by the ESOP	(112,510)	(105,317)
Total shareholders' equity	757,802	746,701
Total liabilities and shareholders' equity	$8,305,802	$8,078,448

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$100,724	$97,691	$294,536	$285,511
Taxable securities	12,515	8,667	35,254	24,380
Tax-exempt securities	287	300	888	919
Interest bearing bank balances and other	2,692	2,449	8,472	10,803
Total interest income	116,218	109,107	339,150	321,613

Interest expense:
Deposits	39,416	37,230	113,946	112,737
Advances from Federal Home Loan Bank	—	1,235	857	4,983
Other borrowings	1,435	1,799	4,311	6,583
Total interest expense	40,851	40,264	119,114	124,303

Net interest income	75,367	68,843	220,036	197,310
Provision for credit losses	2,711	3,037	6,004	4,457
Net interest income after provision for credit losses	72,656	65,806	214,032	192,853

Noninterest income:
Service charges on deposit accounts	6,765	6,614	19,252	18,490
Mortgage origination income	1,000	1,777	3,406	4,197
Debit card interchange	2,406	2,503	7,073	7,331
Loss on sale of securities, net	—	(6,331)	—	(6,331)
Other income	7,761	7,271	26,680	27,763
Total noninterest income	17,932	11,834	56,411	51,450

Noninterest expense:
Salaries and employee benefits expenses	33,857	33,123	104,967	97,909
Net occupancy expenses	4,903	4,556	14,668	14,459
Furniture, equipment and data processing expenses	7,424	7,425	23,022	22,374
Other expenses	9,895	10,529	29,998	31,897
Total noninterest expense	56,079	55,633	172,655	166,639

Income before income taxes	34,509	22,007	97,788	77,664
Income tax expense	7,652	4,431	21,911	16,331
Net income	$26,857	$17,576	$75,877	$61,333
Preferred stock dividends	781	1,250	2,344	3,750
Net income available to common shareholders	$26,076	$16,326	$73,533	$57,583

Earnings per common share - basic	$2.27	$1.42	$6.39	$5.00
Earnings per common share - diluted	$2.26	$1.41	$6.35	$4.98

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$26,857	$17,576	$75,877	$61,333
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	(32,537)	6,456	(47,954)	22,965
Reclassification adjustment for net losses (gains) included in net income	—	6,331	(111)	6,331
Tax effect	8,101	(3,184)	11,940	(7,295)
Total other comprehensive income (loss), net of tax	(24,436)	9,603	(36,125)	22,001
Comprehensive income	$2,421	$27,179	$39,752	$83,334

The accompanying notes are an integral part of these consolidated financial statements.

BancPlus Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(In Thousands, Except Share and Per Share Data)

								Less:
							Accumulated	Redeemable
					Additional		Other	Common Stock	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Owned by the	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity

July 1, 2025	250,000	$250,000	11,762,294	$11,762	$128,271	$440,715	$(13,278)	$(95,616)	$721,854
Net income	—	—	—	—	—	17,576	—	—	17,576
Other comprehensive income, net	—	—	—	—	—	—	9,603	—	9,603
Stock based compensation	—	—	—	—	1,520	—	—	—	1,520
Net change fair value of ESOP shares	—	—	—	—	—	—	—	(2,182)	(2,182)
Preferred stock dividends	—	—	—	—	—	(1,250)	—	—	(1,250)
Common stock dividends ($0.50 per share)	—	—	—	—	—	(5,881)	—	—	(5,881)
September 30, 2025	250,000	$250,000	11,762,294	$11,762	$129,791	$451,160	$(3,675)	$(97,798)	$741,240

January 1, 2025	250,000	$250,000	11,694,256	$11,694	$127,215	$411,186	$(25,676)	$(95,253)	679,166
Net income	—	—	—	—	—	61,333	—	—	61,333
Other comprehensive income, net	—	—	—	—	—	—	22,001	—	22,001
Issuance of restricted stock, net of forfeitures	—	—	94,188	94	(94)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(26,150)	(26)	(1,687)	—	—	—	(1,713)
Stock based compensation	—	—	—	—	4,357	—	—	—	4,357
Net change fair value of ESOP shares	—	—	—	—	—	—	—	(2,545)	(2,545)
Preferred stock dividends	—	—	—	—	—	(3,750)	—	—	(3,750)
Common stock dividends ($1.50 per share)	—	—	—	—	—	(17,609)	—	—	(17,609)
September 30, 2025	250,000	$250,000	11,762,294	$11,762	$129,791	$451,160	$(3,675)	$(97,798)	$741,240

BancPlus Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(In Thousands, Except Share and Per Share Data)

								Less:
							Accumulated	Redeemable
					Additional		Other	Common Stock	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Owned by the	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	ESOP	Equity

July 1, 2026	250,000	$250,000	11,679,501	$11,679	$124,755	$500,653	$(13,535)	$(105,143)	$768,409
Net income	—	—	—	—	—	26,857	—	—	26,857
Other comprehensive loss, net	—	—	—	—	—	—	(24,436)	—	(24,436)
Issuance of restricted stock, net of forfeitures	—	—	(304)	—	—	—	—	—	—
Stock based compensation	—	—	—	—	1,309	—	—	—	1,309
Net change fair value of ESOP shares	—	—	—	—	—	—	—	(7,367)	(7,367)
Preferred stock dividends	—	—	—	—	—	(781)	—	—	(781)
Common stock dividends ($0.53 per share)	—	—	—	—	—	(6,189)	—	—	(6,189)
September 30, 2026	250,000	$250,000	11,679,197	$11,679	$126,064	$520,540	$(37,971)	$(112,510)	$757,802

January 1, 2026	250,000	$250,000	11,678,902	$11,679	$126,581	$465,604	$(1,846)	$(105,317)	746,701
Net income	—	—	—	—	—	75,877	—	—	75,877
Other comprehensive loss, net	—	—	—	—	—	—	(36,125)	—	(36,125)
Issuance of Company stock	—	—	400	—	28	—	—	—	28
Purchase of Company stock	—	—	(46,347)	(46)	(3,592)	—	—	—	(3,638)
Issuance of restricted stock, net of forfeitures	—	—	78,582	78	(78)	—	—	—	—
Shares withheld to satisfy withholding obligation in the vesting of restricted stock	—	—	(32,340)	(32)	(2,445)	—	—	—	(2,477)
Stock based compensation	—	—	—	—	5,570	—	—	—	5,570
Net change fair value of ESOP shares	—	—	—	—	—	—	—	(7,193)	(7,193)
Preferred stock dividends	—	—	—	—	—	(2,344)	—	—	(2,344)
Common stock dividends ($1.59 per share)	—	—	—	—	—	(18,597)	—	—	(18,597)
September 30, 2026	250,000	$250,000	11,679,197	$11,679	$126,064	$520,540	$(37,971)	$(112,510)	$757,802

BancPlus Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income per condensed consolidated statements of income	$75,877	$61,333
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	6,004	4,457
Depreciation and amortization	7,262	7,450
Net accretion of securities	(2,974)	(2,451)
Net (gain) loss on sales of premises and equipment	(76)	293
Gain on sale of assets held for sale	(131)	—
Net (gain) loss on sales of other real estate owned	122	(621)
Gain on loans held for sale	(3,406)	(4,197)
Write-downs of other real estate owned	403	1,351
Deferred income tax expense	509	625
Federal Home Loan Bank stock dividends	(223)	(566)
Stock based compensation expense	5,570	4,357
Origination of loans held for sale	(154,838)	(169,133)
Proceeds from loans held for sale	138,988	170,080
Earnings on bank-owned life insurance	(2,907)	(2,989)
Amortization of equity investments	3,644	2,749
Loss on early extinguishment of subordinated debentures	—	725
Loss on sale of securities, net	—	6,331
Repayment of operating lease liabilities	(3,103)	—
Gain on sale of branches	(3,582)	(5,418)
Net change in:
Accrued interest receivable and other assets	(10,042)	(4,818)
Accrued interest payable and other liabilities	8,445	(4,360)
Net cash provided by operating activities	65,542	65,198

Cash flows from investing activities:
Purchases of securities available for sale	(276,584)	(585,706)
Maturities and calls of securities available for sale	91,339	423,170
Proceeds from sales of securities available for sale	—	169,627
Maturities, prepayments and calls of securities held to maturity	3,930	4,829
Net increase in loans	(93,389)	(77,771)
Purchases of premises and equipment	(17,848)	(13,081)
Proceeds from sales of premises and equipment	103	—
Proceeds from sales of other real estate owned	3,492	3,976
Proceeds from sales of assets held for sale	600	—
Investment in unconsolidated entities	(3,003)	(2,559)
Distributions from unconsolidated entities	249	—
Proceeds from bank-owned life insurance	2,177	3,240
Purchase of Federal Reserve Bank stock	(18,469)	—
Redemptions of Federal Home Loan Bank stock	3,396	5,752
Cash paid in sale of branches	(31,049)	(88,567)
Net cash used in investing activities	(335,056)	(157,090)

BancPlus Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Net increase (decrease) in:
Noninterest-bearing deposits	$54,826	$50,993
Money market, negotiable order of withdrawal, and savings deposits	438,288	224,882
Certificates of deposit	(180,034)	(120,631)
Proceeds from Federal Home Loan Bank advances	—	984
Payments on Federal Home Loan Bank advances	(60,010)	(95,994)
Payments on subordinated debentures	—	(60,000)
Proceeds from (payments on) other borrowings	(3,000)	29,250
Issuance of common stock	28	—
Payment of debt issuance costs on other borrowings	—	(38)
Cash dividends paid on common stock	(18,597)	(17,609)
Cash dividends paid on preferred stock	(2,344)	(3,750)
Purchase of Company stock	(3,638)	—
Shares withheld to pay taxes on restricted stock vesting	(2,477)	(1,713)
Net cash provided by financing activities	223,042	6,374

Net change in cash and cash equivalents	(46,472)	(85,518)

Cash and cash equivalents at beginning of period	348,249	409,639

Cash and cash equivalents at end of period	$301,777	$324,121
Supplemental cash flow information:
Interest paid	$120,002	$127,589
Federal and state income tax payments	20,244	16,375
Acquisition of real estate in non-cash foreclosures	6,649	3,714
Transfers from loans held for sale to loans	18,882	—
Assets transferred to buyer in branch sale	12,782	—
Accrued capital contributions to tax credit investments	6,304	—
Lease liabilities arising from obtaining right-of-use assets	1,319	1,861

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

Effect of Recently Issued, But Not Yet Adopted Accounting Standards

Accounting Standards Update 2024-03 (“ASU 2024-03”), “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” In November 2024, the FASB issued ASU 2024-03 which requires entities to disclose details about specific expenses, such as inventory purchases, employee compensation, depreciation, amortization and depletion, included within commonly presented income statement expense captions. The disaggregated expense captions must be disclosed in a tabular format in the notes to the financial statements. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The guidance is effective for annual periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028. The adoption of ASU 2024-03 is not expected to materially impact the Company’s consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2026	2025	2026	2025
Net income available to common shareholders	$26,076	$16,326	$73,533	$57,583

Weighted average common shares outstanding	11,506	11,535	11,504	11,516
Diluted effect of stock-based awards	55	47	70	51
Diluted common shares	11,561	11,582	11,574	11,567

Basic earnings per common share	$2.27	$1.42	$6.39	$5.00
Diluted earnings per common share	$2.26	$1.41	$6.35	$4.98

Note 3: Investment Securities

The following is a summary of the amortized cost and fair value of securities available for sale.

				Allowance
				for
	Amortized	Gross Unrealized		Credit	Fair
(In thousands)	Cost	Gains	Losses	Losses	Value
September 30, 2026
U.S. Treasuries	$172,162	$—	$5,333	$—	$166,829
U.S. Government agency obligations	440,993	9	13,745	—	427,257
Residential mortgage-backed securities	196,633	—	15,159	—	181,474
Commercial mortgage-backed securities	292,209	—	11,770	—	280,439
Corporate investments	64,222	219	1,614	—	62,827
State and political subdivisions	59,421	3	3,170	—	56,254
Total available for sale	$1,225,640	$231	$50,791	$—	$1,175,080

December 31, 2025
U.S. Treasuries	$176,313	$1,890	$20	$—	$178,183
U.S. Government agency obligations	409,211	5,216	2,720	—	411,707
Residential mortgage-backed securities	131,440	529	7,102	—	124,867
Commercial mortgage-backed securities	213,209	1,674	570	—	214,313
Corporate investments	50,475	395	1,485	—	49,385
State and political subdivisions	56,746	474	887	—	56,333
Total available for sale	$1,037,394	$10,178	$12,784	$—	$1,034,788

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. For the nine months ended September 30, 2026 and 2025, the Company realized losses on the sale of securities of zero and $6.3 million, respectively. At September 30, 2026 and December 31, 2025, the Company had an allowance for credit losses on available for sale securities of zero.

The following is a summary of the amortized cost and fair value of securities held to maturity.

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2026:
States and political subdivisions	$19,299	$—	$1,056	$18,243
Total held to maturity	$19,299	$—	$1,056	$18,243
December 31, 2025:
States and political subdivisions	$23,257	$5	$45	$23,217
Total held to maturity	$23,257	$5	$45	$23,217

Provided below is a summary of investment securities without an allowance for credit losses that were in an unrealized loss position and the length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026:
Available for sale:
U.S. Treasuries	$166,829	$5,333	$—	$—	$166,829	$5,333
U.S. Government agency obligations	363,794	10,224	40,647	3,521	404,441	13,745
Residential mortgage-backed securities	133,465	5,741	48,009	9,418	181,474	15,159
Commercial mortgage-backed securities	270,143	10,789	10,296	981	280,439	11,770
Corporate investments	28,642	858	16,508	756	45,150	1,614
States and political subdivisions	43,916	2,017	11,376	1,153	55,292	3,170
	$1,006,789	$34,962	$126,836	$15,829	$1,133,625	$50,791
Held to maturity:
States and political subdivisions	$6,899	$261	$11,344	$795	$18,243	$1,056
	$6,899	$261	$11,344	$795	$18,243	$1,056

December 31, 2025:
Available for sale:
U.S Treasuries	$7,550	$8	$4,810	$12	$12,360	$20
U. S. Government agency obligations	9,553	37	50,710	2,683	60,263	2,720
Residential mortgage-backed securities	23,659	269	51,188	6,833	74,847	7,102
Commercial mortgage-backed securities	54,855	306	2,827	264	57,682	570
Corporate investments	3,515	6	26,541	1,479	30,056	1,485
States and political subdivisions	8,316	53	25,214	834	33,530	887
	$107,448	$679	$161,290	$12,105	$268,738	$12,784
Held to maturity:
States and political subdivisions	$—	$—	$3,804	$45	$3,804	$45
	$—	$—	$3,804	$45	$3,804	$45

The number of debt securities in an unrealized loss position increased from 228 at December 31, 2025 to 504 at September 30, 2026. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The unrealized losses on debt securities have not been recognized into income because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with, or without, call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
September 30, 2026:
One year or less	$59,946	$59,751	$8,905	$8,680
After one through five years	652,548	632,410	7,639	7,186
After five through ten years	319,376	304,729	2,410	2,095
After ten years	193,770	178,190	345	282
	$1,225,640	$1,175,080	$19,299	$18,243

The following is a summary of the amortized cost and fair value for investment securities which were pledged to secure public deposits and for other purposes required or permitted by law.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
September 30, 2026	$165,940	$160,680	$—	$—
December 31, 2025	$273,012	$273,591	$—	$—

The Company monitors the credit quality of held-to-maturity debt securities through the use of credit ratings. The Company monitors the credit rating on a quarterly basis. The following table summarizes the amortized cost basis of held-to-maturity debt securities at September 30, 2026 by credit rating:

(In thousands)	September 30, 2026
State and political subdivisions held-to-maturity:
S&P: AA+, AA, AA- / Moody's: Aa1, Aa2, Aa3	$3,089
S&P: A+, A, A- / Moody's: A1, A2, A3	—
S&P: BBB+, BBB, BBB- / Moody's: Baa, Ba, B	—
Not rated	16,210
$19,299

Note 4: Loans

The following is a summary of the Company’s loan portfolio by loan class.

(In thousands)	September 30, 2026	December 31, 2025
Secured by real estate:
Residential properties	$1,836,998	$1,748,571
Construction and land development	504,856	452,044
Farmland	330,071	339,528
Other commercial	2,756,343	2,805,604
Total real estate	5,428,268	5,345,747
Commercial and industrial loans	724,364	721,855
Agricultural production and other loans to farmers	114,787	112,345
Consumer and other loans	115,276	111,586
Total loans before allowance for credit losses	$6,382,695	$6,291,533

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

The following table presents the amortized cost basis of nonaccrual loans, segregated by class as of September 30, 2026 and December 31, 2025. At September 30, 2026 and December 31, 2025, the Company had no nonaccrual loans without a related allowance for credit loss.

(In thousands)	Total Nonaccrual	Past Due 90 days or more and Accruing
September 30, 2026
Secured by real estate:
Residential properties	$14,800	$2,584
Construction and land development	7,323	35
Farmland	966	937
Other commercial	10,853	999
Total real estate	33,942	4,555
Commercial and industrial loans	2,891	44
Agricultural production and other loans to farmers	948	247
Consumer and other loans	140	19
Total	$37,921	$4,865

December 31, 2025
Secured by real estate:
Residential properties	$10,667	$2,797
Construction and land development	2,025	—
Farmland	1,389	—
Other commercial	6,818	859
Total real estate	20,899	3,656
Commercial and industrial loans	1,547	203
Agricultural production and other loans to farmers	861	6
Consumer and other loans	168	9
Total	$23,475	$3,874

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three and nine months ended September 30, 2026, there were no significant changes to the collateral which secures the collateral-dependent loans, whether due to general deterioration or other reason. The following table presents the amortized cost basis of collateral-dependent loans by class and collateral type as of September 30, 2026 and December 31, 2025.

(In thousands)	Real Estate	Accounts Receivable & Inventory	Equipment	Other
September 30, 2026
Secured by real estate:
Residential properties	$11,997	$—	$—	$—
Construction and land development	5,553	—	—	—
Farmland	3,260	—	—	—
Other commercial	95,246	—	—	—
Total real estate	116,056	—	—	—
Commercial and industrial loans	2,875	2,421	2,967	825
Total	$118,931	$2,421	$2,967	$825

(In thousands)	Real Estate	Accounts Receivable & Inventory	Equipment	Other
December 31, 2025
Secured by real estate:
Residential properties	$4,212	$—	$—	$—
Construction and land development	5,717	—	—	—
Other commercial	35,793	—	—	175
Total real estate	45,722	—	—	175
Commercial and industrial loans	2,786	8,327	2,037	70
Total	$48,508	$8,327	$2,037	$245

An age analysis of past due loans (including both accruing and non-accruing loans) segregated by class of loans is as follows:

		Past Due
	Past Due	90 Days	Total		Total
(In thousands)	30-89 Days	or More	Past Due	Current	Loans
September 30, 2026
Secured by real estate:
Residential properties	$12,582	$13,998	$26,580	$1,810,418	$1,836,998
Construction and land development	1,942	7,182	9,124	495,732	504,856
Farmland	1,046	1,681	2,727	327,344	330,071
Other commercial	59,898	6,731	66,629	2,689,714	2,756,343
Total real estate	75,468	29,592	105,060	5,323,208	5,428,268
Commercial and industrial loans	3,216	1,541	4,757	719,607	724,364
Agricultural production and other loans to farmers	472	458	930	113,857	114,787
Consumer and other loans	609	99	708	114,568	115,276
Total	$79,765	$31,690	$111,455	$6,271,240	$6,382,695

		Past Due
	Past Due	90 Days	Total		Total
(In thousands)	30-89 Days	or More	Past Due	Current	Loans
December 31, 2025
Secured by real estate:
Residential properties	$14,737	$9,155	$23,892	$1,724,679	$1,748,571
Construction and land development	2,139	1,718	3,857	448,187	452,044
Farmland	360	1,072	1,432	338,096	339,528
Other commercial	4,909	5,511	10,420	2,795,184	2,805,604
Total real estate	22,145	17,456	39,601	5,306,146	5,345,747
Commercial and industrial loans	1,616	1,287	2,903	718,952	721,855
Agricultural production and other loans to farmers	102	867	969	111,376	112,345
Consumer and other loans	408	117	525	111,061	111,586
Total	$24,271	$19,727	$43,998	$6,247,535	$6,291,533

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

The following tables present the amortized cost basis of loans that were both made to borrowers experiencing financial difficulty and modified during the three and nine months ended September 30, 2026 and September 30, 2025, by class and type of modification.

	Three Months Ended September 30, 2026
(Dollars in thousands)	Term Extension	% of Total Loans
Commercial and industrial	2,746	0.04%
Other commercial	1,517	0.02%
Total	$4,263	0.06%

	Three Months Ended September 30, 2025
(Dollars in thousands)	Term Extension	% of Total Loans
Other commercial	$1,074	0.02%
Commercial and industrial	18	—%
Total	$1,092	0.02%

	Nine Months Ended September 30, 2026
(Dollars in thousands)	Term Extension	Payment Delay	Total	% of Total Loans
Residential	$1,094	$—	$1,094	0.02%
Other commercial	25,470	5,745	31,215	0.49%
Farmland	1,055	—	1,055	0.02%
Commercial and industrial	3,446	67	$3,513	0.06%
Total	$31,065	5,812	$36,877	0.59%

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Total	% of Total Loans
Residential	$—	$2,592	$2,592	0.04%
Other commercial	1,074	23,770	24,844	0.40%
Commercial and industrial	18	1,229	1,247	0.02%
Total	$1,092	$27,591	$28,683	0.46%

The following tables describe the financial effects of the modification made to the borrower experiencing financial difficulty during the three and nine months ended September 30, 2026 and September 30, 2025.

Three Months Ended September 30, 2026
Term Extension
Commercial and industrial	Added a weighted average of 3 months to the life of the modified loan
Other commercial	Added a weighted average of 16 months to the life of the modified loan

Three Months Ended September 30, 2025
Term Extension
Other commercial	Added a weighted average of 14 months to the life of the modified loan
Commercial and industrial	Added a weighted average of 25 months to the life of the modified loan

Nine Months Ended September 30, 2026
	Payment Delay	Term Extension
Other commercial	Delayed the payment a weighted average of 6 months	Added a weighted average of 8 months to the life of the modified loan
Farmland	N/A	Added a weighted average of 175 months to the life of the modified loan
Commercial and industrial	Delayed the payment a weighted average of 12 months	Added a weighted average of 8 months to the life of the modified loan
Residential	N/A	Added a weighted average of 85 months to the life of the modified loan

Nine Months Ended September 30, 2025
	Payment Delay	Term Extension
Residential	Delayed the payment a weighted average of 19 months	N/A
Other commercial	Delayed the payment a weighted average of 12 months	Added a weighted average of 14 months to the life of the modified loan
Commercial and industrial	Delayed the payment a weighted average of 7 months	Added a weighted average of 25 months to the life of the modified loan

The following table presents the performance of loans that have been modified during the last twelve months ended September 30, 2026.

	Twelve Months Ended September 30, 2026
(In thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Secured by real estate:
Residential properties	$1,094	$—	$—
Construction and land development	—	—	1,530
Farmland	3,040	—	—
Other commercial	27,845	—	3,370
Total real estate	31,979	—	4,900
Commercial and industrial loans	2,813	700	—
Total loans before allowance for loan losses	$34,792	$700	$4,900

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

The following table reflects loans by credit quality indicator and origination year at September 30, 2026. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at September 30, 2026.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Residential properties:
Pass	$347,766	$258,338	$129,452	$146,730	$281,167	$277,495	$352,360	$1,793,308
Special mention	—	—	—	—	—	—	171	171
Classified	3,039	2,747	4,027	2,903	7,655	12,073	11,075	43,519
Total residential real estate	$350,805	$261,085	$133,479	$149,633	$288,822	$289,568	$363,606	$1,836,998
Current period gross write offs	$—	$—	$65	$405	$149	$64	$47	$730

Construction & land development:
Pass	$53,574	$41,044	$17,008	$5,980	$16,495	$3,038	$356,120	$493,259
Special mention	—	—	—	—	908	—	1,410	2,318
Classified	—	24	—	1,291	63	4,917	2,984	9,279
Total construction & land development	$53,574	$41,068	$17,008	$7,271	$17,466	$7,955	$360,514	$504,856
Current period gross write offs	$—	$—	$—	$—	$—	$5	$—	$5

Farmland:
Pass	$40,067	$64,915	$21,199	$22,043	$48,639	$35,328	$90,884	$323,075
Special mention	—	—	—	—	—	83	—	83
Classified	416	563	2,135	220	384	1,622	1,573	6,913
Total farmland	$40,483	$65,478	$23,334	$22,263	$49,023	$37,033	$92,457	$330,071
Current period gross write offs	$—	$—	$—	$—	$21	$—	$—	$21

Other commercial real estate:
Pass	$386,996	$417,361	$148,256	$101,451	$327,152	$475,725	$789,629	$2,646,570
Special mention	1,661	352	1,008	—	—	—	—	3,021
Classified	1,062	1,686	5,679	4,630	52,781	5,365	35,549	106,752
Total other commercial real estate	$389,719	$419,399	$154,943	$106,081	$379,933	$481,090	$825,178	$2,756,343
Current period gross write offs	$—	$—	$—	$66	$—	$408	$26	$500

Commercial & industrial loans:
Pass	$78,600	$163,755	$45,577	$22,667	$41,384	$25,052	$329,527	$706,562
Special mention	—	—	71	301	—	—	3,318	3,690
Classified	980	1,931	2,363	4,692	719	148	3,279	14,112
Total commercial & industrial loans	$79,580	$165,686	$48,011	$27,660	$42,103	$25,200	$336,124	$724,364
Current period gross write offs	$—	$117	$161	$163	$35	$39	$599	$1,114

Agricultural production & other loans to farmers:
Pass	$16,617	$14,502	$5,962	$2,472	$651	$836	$71,669	$112,709
Special mention	—	—	—	—	—	—	—	—
Classified	153	292	80	898	39	214	402	2,078
Total agricultural production & other loans to farmers	$16,770	$14,794	$6,042	$3,370	$690	$1,050	$72,071	$114,787
Current period gross write offs	$—	$21	$19	$1	$—	$—	$—	$41

Consumer & other loans:
Pass	$29,652	$16,433	$9,465	$2,486	$1,470	$4,568	$50,917	$114,991
Special mention	—	—	—	—	—	—	—	—
Classified	7	43	72	32	—	2	129	285
Total consumer & other loans	$29,659	$16,476	$9,537	$2,518	$1,470	$4,570	$51,046	$115,276
Current period gross write offs	$1,508	$208	$105	$102	$25	$78	$37	$2,063

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

Transactions in the allowance for credit losses and balances in the loan portfolio by loan segment are as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
For the Three Months Ended September 30, 2026
Allowance for loan credit losses:
Beginning balance	$9,921	$32,086	$27,029	$2,884	$71,920
Provision for (recovery of) loan credit losses	(257)	837	1,877	121	2,578
Recoveries on loans	48	84	44	278	454
Loans charged off	(330)	(44)	(465)	(769)	(1,608)
Ending balance	$9,382	$32,963	$28,485	$2,514	$73,344

For the Nine Months Ended September 30, 2026
Allowance for loan credit losses:
Beginning balance	$10,065	$32,445	$25,991	$2,565	$71,066
Provision for loan credit losses	283	682	2,936	1,192	5,093
Recoveries on loans	148	362	288	861	1,659
Loans charged off	(1,114)	(526)	(730)	(2,104)	(4,474)
Ending balance	$9,382	$32,963	$28,485	$2,514	$73,344

Period End Allowance Balance Allocated To:
Individually evaluated loans	$511	$1,895	$943	$—	$3,349
Collectively evaluated loans	8,871	31,068	27,542	2,514	69,995
Ending balance	$9,382	$32,963	$28,485	$2,514	$73,344

Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheets, totaled approximately $28.9 million and $28.8 million at September 30, 2026 and September 30, 2025, respectively, and is excluded from the estimate of credit losses.

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential	Consumer and other	Total
For the Three Months Ended September 30, 2025
Allowance for loan credit losses:
Beginning balance	$8,745	$33,057	$27,761	$1,865	$71,428
Provision for (recovery of) loan credit losses	2,407	280	(1,130)	1,497	3,054
Recoveries on loans	90	41	42	272	445
Loans charged off	(295)	(35)	(211)	(794)	(1,335)
Ending balance	$10,947	$33,343	$26,462	$2,840	$73,592

For the Nine Months Ended September 30, 2025
Allowance for loan losses:
Beginning balance	$9,431	$35,038	$25,845	$1,599	$71,913
Provision for (recovery of) loan losses	2,284	(1,409)	1,075	2,301	4,251
Recoveries on loans	172	178	124	1,076	1,550
Loans charged off	(940)	(464)	(582)	(2,136)	(4,122)
Ending balance	$10,947	$33,343	$26,462	$2,840	$73,592

Period End Allowance Balance Allocated To:
Individually evaluated loans	$993	$1,458	$—	$—	$2,451
Collectively evaluated loans	9,954	31,885	26,462	2,840	71,141
Ending balance	$10,947	$33,343	$26,462	$2,840	$73,592

Allowance for Credit Losses on Unfunded Loan Commitments

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in Other liabilities in the Company’s Consolidated Balance Sheets. The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

	Three Months Ended September 30,
(In thousands)	2026	2025
Beginning balance	$7,199	$5,854
Provision for (recovery of) credit losses on unfunded loan commitments	133	(17)
Ending Balance	$7,332	$5,837

	For the Nine Months Ended September 30,
(In thousands)	2026	2025
Beginning balance	$6,421	$5,631
Provision for credit losses on unfunded loan commitments	911	206
Ending balance	$7,332	$5,837

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

The capital rules of the federal bank regulatory agencies provide a simplified capital requirement for qualifying community banks by providing an option to use a simple leverage ratio to measure capital adequacy and to not calculate risk-based capital ratios. A qualifying community bank has less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than 8.0%. The Company and the Bank elected to adopt the optional community bank leverage ratio (the “CBLR”) framework in the third quarter of 2022, as an alternative to the generally applicable capital rules.

A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. The Company adopted CECL in the first quarter of 2023 and elected to utilize the three-year transition period, the transition period concluded on December 31, 2025.

On April 23, 2026, the federal banking agencies adopted a final rule to revise the CBLR framework, including by lowering the minimum CBLR requirement from 9.0% to 8.0% for purposes of determining whether a qualifying banking organization is deemed to satisfy generally applicable capital requirements and is considered “well capitalized.” The final rule was effective July 1, 2026.

The Bank is also subject to capital requirements under the prompt corrective action regime. The prompt corrective action framework applies only to insured depository institutions, such as the Bank, and not to their holding companies, such as the Company. As of September 30, 2026 and December 31, 2025, the Bank maintained a leverage ratio of more than 8.0% and 9.0% respectively, and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore categorized as well capitalized under the regulatory framework for prompt corrective action.

The following table presents actual and required capital ratios for the Company and the Bank under the CBLR and prompt corrective action regulations for the relevant periods.

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2026
Company:
Community Bank Leverage Ratio	$893,301	10.77%	$663,341	8.00%
Bank:
Community Bank Leverage Ratio	$906,362	10.94%	$663,005	8.00%

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2025
Company:
Community Bank Leverage Ratio	$844,129	10.67%	$711,795	9.00%
Bank:
Community Bank Leverage Ratio	$862,204	10.91%	$711,404	9.00%

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

Securities – The Company utilizes an independent pricing service to advise it on the value of the securities portfolio. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of several, observable inputs such as benchmark yields, reported trades, benchmark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, in addition to the inputs noted above, inputs used by the pricing service to determine fair value may also include estimated duration, municipal bond interest rate curve, and tax effected yield. There were no Level 3 securities as of September 30, 2026 or December 31, 2025. The Company’s treasury department and Asset Liability Management Committee review the aggregate fair values of the securities portfolio.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
September 30, 2026
U.S. Treasuries	$166,829	$—	$166,829	$—
U.S. Government agency obligations	427,257	—	427,257	—
Residential mortgage-backed securities	181,474	—	181,474	—
Commercial mortgage-backed securities	280,439	—	280,439	—
Corporate investments	62,827	—	62,827	—
State and political subdivisions	56,254	—	56,254	—
Total securities available for sale	$1,175,080	$—	$1,175,080	$—
Loans held for sale	10,541	—	10,541	—
Total recurring fair value measurements	$1,185,621	$—	$1,185,621	$—
December 31, 2025
U.S. Treasuries	$178,183	$—	$178,183	$—
U.S. Government agency obligations	411,707	—	411,707	—
Residential mortgage-backed securities	124,867	—	124,867	—
Commercial mortgage-backed securities	214,313	—	214,313	—
Corporate investments	49,385	—	49,385	—
State and political subdivisions	56,333	—	56,333	—
Total securities available for sale	$1,034,788	$—	$1,034,788	$—
Loans held for sale	10,449	—	10,449	—
Total recurring fair value measurements	$1,045,237	$—	$1,045,237	$—

There were no transfers between Level 1, 2 or 3 during the periods shown above.

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Collateral-dependent loans, net of specific allowance for credit losses:
September 30, 2026	$23,856	$—	$—	$23,856
December 31, 2025	$28,760	$—	$—	$28,760
Other real estate owned:
September 30, 2026	$7,875	$—	$—	$7,875
December 31, 2025	$5,243	$—	$—	$5,243

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis.

	Qualitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average
September 30, 2026
Collateral-dependent loans, net of specific allowance for credit losses	$23,856	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$7,875	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

December 31, 2025
Collateral-dependent loans, net of specific allowance for credit losses	$28,760	Third-party appraisals	Selling costs	5% - 10%	6%
Other real estate owned	$5,243	Third-party appraisals and internal evaluations	Selling costs	5% - 10%	6%

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

The following table presents estimated fair values of the Company’s financial instruments that are not recorded at fair value:

	September 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$301,777	$301,777	$348,249	$348,249
Level 2 inputs:
Securities held to maturity	19,299	18,243	23,257	23,217
FHLB stock	4,115	4,115	7,288	7,288
Federal Reserve stock	18,469	18,469	—	—
Accrued interest receivable	37,816	37,816	36,287	36,287
Level 3 inputs:
Loans, net	6,309,351	6,227,758	6,220,467	6,162,269

Financial liabilities:
Level 2 inputs:
Deposits	7,255,860	7,243,123	6,990,219	6,985,407
FHLB and other borrowings	35,494	35,539	98,499	99,385
Subordinated debentures	53,865	50,159	53,689	49,390
Accrued interest payable	13,345	13,345	14,233	14,233

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

The following is a summary of subordinated debentures payable to statutory trusts.

(In thousands)	Year of Maturity	Interest Rate	September 30, 2026	December 31, 2025
First Bancshares of Baton Rouge Statutory Trust I	2034	Variable[1]	$4,124	$4,124
State Capital Statutory Trust IV	2035	Variable[2]	5,155	5,155
BancPlus Statutory Trust II	2036	Variable[3]	20,619	20,619
BancPlus Statutory Trust III	2037	Variable[4]	20,619	20,619
State Capital Master Trust	2037	Variable[5]	6,186	6,186
			$56,703	$56,703

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

The subordinated debentures payable to statutory trusts vary from the amount carried on the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, due to the remaining purchase discount of $2.8 million and $3.0 million at each period end, respectively, which was established upon the merger (the “SCC Merger”) with State Capital Corp. (“SCC”), in which BancPlus acquired SCC, the holding company of State Bank & Trust Company (“State Bank”) by a statutory share exchange and SCC was merged with and into BancPlus and State Bank was merged with and into BankPlus, with BancPlus and BankPlus surviving the mergers, which closed on April 1, 2020, and is being amortized over the remaining life of the debentures.

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

The ESOP owned 1,339,407 and 1,385,754 shares of the Company's common stock at September 30, 2026 and December 31, 2025, respectively. The ESOP can enter into loans, collateralized by ESOP shares, with the Company in connection with the repurchase of shares of Company stock sold by participants in accordance with diversification provisions of the ESOP. These unallocated shares would be released to participants proportionately as the loans are repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, if any, that are used to repay the loan would be treated as compensation expense. As of September 30, 2026 and December 31, 2025, the ESOP had zero outstanding loans with the Company.

Distributions of the ESOP may be either in cash or Company common stock. The allocated shares are subject to a put option, whereby the Company will provide a market for a specified period of time for shares distributed to participants. The put price is the appraised value of the stock. The fair value of allocated shares of common stock held by the ESOP are deducted from permanent shareholders’ equity in the Consolidated Balance Sheets and reflected in a line item below liabilities and above shareholders’ equity. This presentation is necessary in order to recognize the put option within the ESOP-owned shares, consistent with U.S. Securities and Exchange Commission guidelines, that is present as long as the Company is not publicly traded. The Company uses a valuation by an external third party to determine the maximum possible cash obligation related to these securities. Increases or decreases in the value of the cash obligation are included in a separate line item, if applicable, in the Consolidated Statements of Changes in Shareholders’ Equity. The fair value of allocated shares held by the ESOP at September 30, 2026 and December 31, 2025 was $112.5 million and $105.3 million, respectively, based on the Company’s previously disclosed appraised value of $84.00 and $76.00 per share of common stock, respectively. As previously disclosed, these appraised values were determined solely for purposes of the ESOP’s administration and are therefore subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock and should not be relied on for any reason. Neither the Company nor the ESOP has any obligation to seek an adjusted valuation, to use these appraised values for any other purpose or, if the Company or the ESOP obtains a new appraised value, to disclose such new appraised value.

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

The Preferred Stock bore no dividend for the first two years following the issuance of the Preferred Stock. Thereafter, the annual dividend rate will be adjusted, not lower than 0.5% and not higher than 2.0%, based on our extensions of credit for qualified lending as defined in the terms of the ECIP Interim Final Rule, the Purchase Agreement and the Certificate of Designations (the “Certificate of Designations”) and the investment amount. After the tenth anniversary of the issuance of the Preferred Stock, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10 compared to the baseline qualified lending and the average investment amount. The dividends will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Company had accrued preferred dividends payable of $139,000 at September 30, 2026 and December 31, 2025. This payable is recorded in other liabilities in the Company’s Consolidated Balance Sheets at September 30, 2026 and December 31, 2025.

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

The POA grants BancPlus a unilateral option to repurchase the Preferred Stock from Treasury over a 15-year period. However, during the first 10 years of this period, exercise of the option is subject to BancPlus satisfying at least one of three “Threshold Conditions” that demonstrate fulfillment of community development and impact lending objectives defined under the ECIP framework. These include the “Deep Impact Lending,” “Qualified Lending,” and “Rate Reduction” thresholds. The Company does not currently meet any of the Threshold Conditions necessary to exercise the purchase option, and there can be no assurance whether and when the Threshold Conditions will be met. Additionally, the Company must comply with the ECIP agreements and rules, continue to qualify as a CDFI, and be “well-capitalized” under federal Prompt Corrective Action guidelines. The purchase option granted under the POA is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 "Fair Value Measurements" and determined that the purchase option value is immaterial as of December 31, 2025 and September 30, 2026.

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

Stock based compensation that has been charged against income was $5.6 million for the nine months ended September 30, 2026 and $4.4 million for the same period of 2025. As of September 30, 2026, there was $9.3 million of total unrecognized compensation cost related to unvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.38 years.

A summary of the Company’s equity-based award activity and related information for the Company’s RSAs is as follows:

	Nine Months Ended
	September 30, 2026		September 30, 2025
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	201,410	$63.13	217,516	$61.46
Granted	87,554	76.06	95,212	65.50
Vested	(106,840)	64.67	(84,321)	61.55
Forfeited	(8,972)	67.16	(1,024)	63.40
End of period	173,152	$68.51	227,383	$63.10

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains estimates, predictions, opinions, projections and other “forward-looking statements” as that phrase is defined in the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, about BancPlus. Such statements include, without limitation, references to the Company’s predictions or expectations of future business or financial performance as well as its goals and objectives for future operations, financial and business trends, business prospects, and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations, and are subject to risks and uncertainties. These statements often, but not always, are preceded by, followed by or otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “seek,” “plan,” “can,” “should,” “could,” “would,” “will,” “to be,” “predict,” “potential,” “may,” “likely,” “will likely result,” “target,” “project,” "goal," "strive," "aim," and “outlook” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts and are not guarantees of future performance, and are based on current expectations, estimates and projections about our industry based on certain assumptions and beliefs of the Company’s management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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
•
our ability to attract and retain customers, particularly in light of increased competition in the financial services industry, including from regional and national institutions, community banks, credit unions, non-bank financial service providers, financial technology (“fintech”) companies, private credit funds, money market and other mutual funds, and other financial institutions;
•
competitive pressures from fintech companies, digital-only banks, large technology companies and other technology-driven providers of digital banking, payment, lending and deposit products and services, including real-time and instant payment systems, digital wallets, peer-to-peer payment platforms, stablecoins and other digital assets, and online or algorithmic lending platforms, some of which may be subject to less extensive regulation than we are, any of which could result in the loss of customers, deposits, loan volume and fee income (including debit card interchange and deposit service charge income), the disintermediation of traditional banking relationships, increased deposit costs, a loss of market share and compression of our net interest margin;
•
failure of our risk management framework, disclosure controls and procedures, and internal controls over financial reporting;
•
our ability to identify, prevent, detect, respond to and recover from cybersecurity threats and incidents, systems failures, unauthorized access, ransomware and other malware, phishing and social engineering, denial-of-service attacks, account takeover and credential stuffing, insider threats, and cyber-crime and other threats to data security or interruptions involving our information technology and telecommunications systems or those of our third-party service providers, any of which could disrupt our operations and result in the unauthorized disclosure, misuse or loss of confidential customer, employee or proprietary information, financial losses (including fraud losses and remediation, customer notification, litigation and legal costs), increased cybersecurity and insurance costs, damage to our reputation, and regulatory investigations, fines or enforcement actions;

•
the costs of complying with evolving cybersecurity, data privacy and incident notification laws, rules and regulatory expectations, including the SEC’s cybersecurity risk management, strategy, governance and incident disclosure rules, the federal banking agencies’ computer-security incident notification rule, interagency guidance on third-party risk management, and state consumer data privacy and data security laws, as well as the potential that our insurance coverage may be insufficient to cover all losses arising from a cyber incident;
•
risks and costs related to the development and use of artificial intelligence and other emerging technologies by us, our third-party service providers, our competitors and threat actors, including related legal, regulatory, model risk and reputational risks;
•
our ability to keep pace with technological change and to develop, implement and market new digital products and services in a timely and cost-effective manner, and the risk that new technologies may be more difficult, costly or less effective than anticipated;
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
•
our ability to satisfy the requirements of the ECIP, including the lending thresholds required to exercise the option to repurchase our Series ECIP Preferred Stock, our continued qualification as a CDFI, and changes in the dividend rate on such preferred stock;
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
•
negative publicity and other reputational risks, including the speed and scale at which information can spread through social media and other digital channels, which could amplify adverse customer or market reactions;
•
changes in accounting policies, rules and practices, including those issued by the FASB;
•
natural disasters, climate change, adverse weather, public health crises, acts of terrorism, outbreaks of hostilities, civil unrest, wars or other international or domestic calamities, and other matters beyond our control; and
•
other factors that are discussed in the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 and the sections entitled "Item 1A. Risk Factors" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

New factors emerge from time to time, and it is not possible for us to predict which will arise. The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral, and whether as a result of new information, future developments or otherwise, except as specifically required by law.

Overview

BancPlus is a bank holding company headquartered in Ridgeland, Mississippi. Our wholly-owned bank subsidiary, BankPlus, offers a full suite of products and services to a broad spectrum of customers, including individuals, businesses and public entities. As of September 30, 2026, we operated 73 branch offices across Mississippi, Alabama, Louisiana, and Florida. Our franchise is built on a community banking approach focused on personalized, relationship-driven service combined with local market management and expertise. We have one reportable segment.

BancPlus’ business strategy is to provide exceptional community banking services and financial solutions within its markets, which enables us to fulfill our core purpose of enriching lives and building stronger communities. We believe our team of local, experienced and relationship-focused bankers, along with strong brand recognition in our communities, differentiate us from our competitors. As a result, we have a granular, stable deposit mix and a diversified loan portfolio. As of September 30, 2026, we had $7.26 billion of total deposits, and our deposit base consisted of 91.9% core deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000, with a total deposit cost of 2.12% for the year to date period. Our loan portfolio was comprised of 69.4% commercial loans and 30.6% consumer loans for the same period. BancPlus currently holds meaningful market share in a number of attractive markets in Mississippi, including the number two position based on deposits in the Jackson, Mississippi metropolitan statistical area as of June 30, 2026, and we believe we are well-positioned for future growth.

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

September 30, 2026 Highlights

•
Net income for the nine months ended September 30, 2026 was $75.9 million, compared with $61.3 million for the same period of 2025
•
Diluted earnings per share for the nine months ended September 30, 2026 were $6.35, compared with $4.98 for the same period of 2025
•
Net interest income was $220.0 million for the nine months ended September 30, 2026, compared with $197.3 million for the same period of 2025
•
Total loans held for investment were $6.38 billion at September 30, 2026, compared with $6.29 billion at December 31, 2025

Recent Legislative and Regulatory Developments

On April 23, 2026, the federal banking agencies adopted a final rule to revise the CBLR framework, including by lowering the minimum CBLR requirement from 9.0% to 8.0% for purposes of determining whether a qualifying banking organization is deemed to satisfy generally applicable capital requirements and is considered “well capitalized.” The final rule was effective July 1, 2026.

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

Results of Operations

The following discussion of BancPlus’ results of operations compares the three and nine months ended September 30, 2026 to the three and nine months ended September 30, 2025. The results of operations for the three and nine months ended September 30,

2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or for any other period.

Net Income

Net income for the three months ended September 30, 2026 and 2025 was $26.9 million and $17.6 million, respectively. BancPlus’ annualized return on average assets for the three months ended September 30, 2026 and 2025 was 1.28% and 0.89%, respectively. BancPlus’ annualized return on average equity for the three months ended September 30, 2026 and 2025 was 12.07% and 8.42%, respectively.

Net income for the nine months ended September 30, 2026 and 2025 was $75.9 million and $61.3 million, respectively. BancPlus’ annualized return on average assets for the nine months ended September 30, 2026 and 2025 was 1.23% and 1.04%, respectively. BancPlus’ annualized return on average equity for the nine months ended September 30, 2026 and 2025 was 11.60% and 10.14%, respectively.

The increase in net income, return on average equity, and return on average assets for the three and nine months ended September 30, 2026 compared to the same period of 2025 was primarily the result of increased net interest income in the current period.

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

For the three months ended September 30, 2026, interest income was $116.2 million, an increase of $7.1 million, or 6.5%, compared to interest income of $109.1 million for the three months ended September 30, 2025. The increase in interest income for the three months ended September 30, 2026 compared to the same period of 2025 was primarily the result of an increase in the average balance of loans and taxable securities as well as an increase in the yield on taxable securities.

For the nine months ended September 30, 2026, interest income was $339.2 million, an increase of $17.5 million, or 5.5%, compared to interest income of $321.6 million for the nine months ended September 30, 2025. The increase in interest income for the nine months ended September 30, 2026 compared to the same period of 2025 was primarily the result of an increase in the average balance of loans and taxable securities as well as an increase in the yield on taxable securities.

For the three months ended September 30, 2026, interest expense was $40.9 million, an increase of $587,000, or 1.5%, compared to interest expense of $40.3 million for the three months ended September 30, 2025. The increase in interest expense for the three months ended September 30, 2026 compared to the same period of 2025 was primarily the result of an increase in the average balance of deposits in the current period partially offset by lower deposit cost and a decrease in the average balance of Federal Home Loan Bank (“FHLB”) and subordinated debentures balances compared to the same period of 2025.

For the nine months ended September 30, 2026, interest expense was $119.1 million, a decrease of $5.2 million, or 4.2%, compared to interest expense of $124.3 million for the nine months ended September 30, 2025. The decrease in interest expense for the nine months ended September 30, 2026 compared to the same period of 2025 was primarily the result of a decrease in other borrowings and a decrease in the average balance of FHLB advances and subordinated debentures compared to the same period of 2025.

For the three months ended September 30, 2026, net interest income was $75.4 million, an increase of $6.5 million, or 9.5%, compared to net interest income of $68.8 million for the three months ended September 30, 2025. The increase in net interest income for the three months ended September 30, 2026 compared to the same period of 2025 was primarily the result of an increase in deposits, interest and fees on loans, and in increase in the rate on taxable securities compared to the same period of 2025.

For the nine months ended September 30, 2026, net interest income was $220.0 million, an increase of $22.7 million, or 11.5%, compared to net interest income of $197.3 million for the nine months ended September 30, 2025. The increase in net interest income for the nine months ended September 30, 2026 compared to the same period of 2025 was primarily the result of an increase in deposits, interest and fees on loans, and in increase in the rate on taxable securities compared to the same period of 2025.

Net interest margin for the three months ended September 30, 2026 increased 11 basis points to 3.80% from 3.69% for the same period of 2025, primarily as a result of higher interest rates and average balances on investment securities and higher average balances on loans as well as lower deposit costs and reductions in FHLB and subordinated debentures balances.

Net interest margin for the nine months ended September 30, 2026 increased 22 basis points to 3.77% from 3.55% for the same period of 2025, primarily as a result of higher interest rates and average balances on investment securities and higher average balances on loans as well as lower deposit costs and reductions in FHLB and subordinated debentures balances.

Our year-to-date average interest-earning assets at September 30, 2026 increased $0.37 billion, or 5.0%, to $7.81 billion from $7.44 billion at September 30, 2025. BancPlus’ average interest-bearing liabilities at September 30, 2026 increased $0.34 billion, or 6.0%, to $6.01 billion from $5.67 billion at September 30, 2025. These increases in BancPlus’ average interest-earning assets and interest-bearing liabilities were primarily due to increases in average balances of loans and investment securities and deposit growth. The ratio of BancPlus’ average interest-earning assets to average interest-bearing liabilities was 130.0% at September 30, 2026 and 131.1% at September 30, 2025.

BancPlus’ average interest-earning assets produced a tax-equivalent yield of 5.85% and 5.81% for the three and nine months ended September 30, 2026, respectively, compared to 5.85% and 5.78% for the three and nine months ended September 30, 2025, respectively. The average rate paid on interest-bearing liabilities was 2.67% and 2.65% for the three and nine months ended September 30, 2026, respectively, compared to 2.84% and 2.93% for the three and nine months ended September 30, 2025, respectively. The year-over-year changes in yields reflect a favorable shift in the interest rate environment as compared to the same period of 2025 as well as loan and deposit growth and a reduction in outstanding FHLB and subordinated debentures balances.

Average Balances and Yields

The following tables show, for the three and nine months ended September 30, 2026 and 2025, the average balances of each principal category of BancPlus’ assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. These tables are presented on a tax-equivalent basis, if applicable.

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (1)	Average Balance	Interest & Fees	Yield / Rate (1)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$247,044	$2,320	3.73%	$203,022	$2,272	4.44%
Federal funds sold	—	33	—%	—	—	—%
	247,044	2,353	3.78%	203,022	2,272	4.44%
Investment securities:
Taxable investment securities	1,156,609	12,515	4.29%	950,993	8,667	3.62%
Tax-exempt investment securities	42,119	287	2.70%	45,710	300	2.61%
Total securities	1,198,728	12,802	4.24%	996,703	8,967	3.57%
Loans (2)	6,409,011	100,724	6.24%	6,183,739	97,691	6.27%
FHLB stock	24,100	339	5.58%	11,882	177	5.90%
Total interest earning assets	7,878,883	116,218	5.85%	7,395,346	109,107	5.85%
Noninterest earning assets	455,988			444,206
Total assets	$8,334,871			$7,839,552

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,622,447	$7,996	1.96%	$1,354,456	$6,231	1.83%
Savings and money market deposits	2,719,922	17,468	2.55%	2,299,633	14,983	2.58%
Time deposits	1,630,161	13,952	3.40%	1,745,562	16,016	3.64%
Federal funds purchased	3	—	—%	—	—	—%
FHLB advances	23	—	—%	115,798	1,235	4.23%
Other borrowings	36,297	581	6.35%	29,833	631	8.39%
Subordinated debentures	53,815	854	6.30%	74,662	1,168	6.21%
Total interest-bearing liabilities	6,062,668	40,851	2.67%	5,619,944	40,264	2.84%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,295,908			1,314,166
Other noninterest-bearing liabilities	93,567			77,696
Total noninterest-bearing liabilities	1,389,475			1,391,862
Shareholders’ equity (3)	882,728			827,746
Total liabilities and shareholders’ equity	$8,334,871			$7,839,552
Net interest income/net interest margin (4)		75,367	3.80%		68,843	3.69%
Net interest spread (5)			3.18%			3.01%
Taxable equivalent adjustment:
Tax-exempt investment securities (6)		93			97
Net interest income/net interest margin (4)		$75,460	3.80%		$68,940	3.70%

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
(6)
Taxable equivalent net interest income and net interest margin are non-GAAP financial measures. Interest income and average rates for tax exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2026 and 2025. The most directly comparable GAAP measures are net interest income and net interest margin, which are reconciled to the tax-equivalent measures in the table above.

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate (1)	Average Balance	Interest & Fees	Yield / Rate (1)
ASSETS:
Interest earning assets:
Cash investments:
Interest-bearing cash deposits	$278,534	$7,772	3.73%	$297,492	$10,201	4.58%
Federal funds sold	—	33	—%	—	—	—%
	278,534	7,805	3.75%	297,492	10,201	4.58%
Investment securities:
Taxable investment securities	1,112,091	35,254	4.24%	935,232	24,380	3.49%
Tax-exempt investment securities	43,589	888	2.72%	46,574	919	2.64%
Total securities	1,155,680	36,142	4.18%	981,806	25,299	3.45%
Loans (2)	6,360,739	294,536	6.19%	6,143,556	285,511	6.21%
FHLB stock	16,227	667	5.50%	14,351	602	5.61%
Total interest earning assets	7,811,180	339,150	5.81%	7,437,205	321,613	5.78%
Noninterest earning assets	449,245			448,686
Total assets	$8,260,425			$7,885,891

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,627,880	$23,562	1.94%	$1,387,587	$18,718	1.80%
Savings and money market deposits	2,560,586	46,918	2.45%	2,240,634	43,173	2.58%
Time deposits	1,700,841	43,466	3.42%	1,768,700	50,846	3.84%
Federal funds purchased	1	—	—%	2	—	—%
FHLB advances	26,950	857	4.25%	153,870	4,983	4.33%
Other borrowings	37,287	1,763	6.32%	12,029	631	7.01%
Subordinated debentures	53,756	2,548	6.34%	110,680	5,952	7.19%
Total interest-bearing liabilities	6,007,301	119,114	2.65%	5,673,502	124,303	2.93%
Noninterest-bearing liabilities:
Noninterest-bearing transaction deposits	1,288,874			1,323,984
Other noninterest-bearing liabilities	89,605			80,045
Total noninterest-bearing liabilities	1,378,479			1,404,029
Shareholders’ equity (3)	874,645			808,360
Total liabilities and shareholders’ equity	$8,260,425			$7,885,891
Net interest income/net interest margin (4)		220,036	3.77%		197,310	3.55%
Net interest spread (5)			3.15%			2.77%
Taxable equivalent adjustment:
Tax-exempt investment securities (6)		287			297
Net interest income/net interest margin (4)		$220,323	3.77%		$197,607	3.55%

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
(6)
Taxable equivalent net interest income and net interest margin are non-GAAP financial measures. Interest income and average rates for tax exempt securities are presented on a tax-equivalent basis, assuming a combined federal and state income tax rate of 25% for 2026 and 2025. The most directly comparable GAAP measures are net interest income and net interest margin, which are reconciled to the tax-equivalent measures in the table above.

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

	Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
	Change Due To:		Interest
(Dollars in thousands)	Volume	Rate	Variance
Interest earning assets:
Cash investments	$493	$(445)	$48
Federal funds sold	—	33	33
Investment securities:
Taxable investment securities	1,873	1,975	3,848
Tax-exempt investment securities	(24)	11	(13)
Total securities	1,849	1,986	3,835
Loans, net	3,560	(527)	3,033
FHLB stock	182	(20)	162
Total interest earning assets	$6,084	$1,027	$7,111

Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,233	$531	1,764
Savings and money market deposits	2,738	(252)	2,486
Time deposits	(1,059)	(1,005)	(2,064)
FHLB advances	(1,235)	—	(1,235)
Other borrowings	136	(185)	(49)
Subordinated debentures	(326)	11	(315)
Total interest-bearing liabilities	$1,487	$(900)	$587
Net interest income	$4,597	$1,927	$6,524

	Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
	Change Due To:		Interest
(Dollars in thousands)	Volume	Rate	Variance
Interest earning assets:
Cash investments	$(651)	$(1,779)	$(2,430)
Federal funds sold	—	33	33
Investment securities:
Taxable investment securities	4,610	6,264	10,874
Tax-exempt investment securities	(59)	28	(31)
Total securities	4,551	6,292	10,843
Loans, net	10,094	(1,069)	9,025
FHLB stock	79	(13)	66
Total interest earning assets	$14,073	$3,464	$17,537

Interest-bearing liabilities:
Interest-bearing transaction deposits	$3,241	$1,602	4,843
Savings and money market deposits	6,165	(2,419)	3,746
Time deposits	(1,951)	(5,429)	(7,380)
FHLB advances	(4,110)	(16)	(4,126)
Other borrowings	1,326	(194)	1,132
Subordinated debentures	(3,061)	(343)	(3,404)
Total interest-bearing liabilities	$1,610	$(6,799)	$(5,189)
Net interest income	$12,463	$10,263	$22,726

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

For the three months ended September 30, 2026, the provision for credit losses was $2.7 million compared to $3.0 million for the same period of 2025, a decrease of $0.3 million, or 10.0%. The decrease for the three month ended September 30, 2026 is primarily attributable to a decrease in the balances of loans and a prior year increase in the qualitative risk factor for loans with a risk rating of substandard or doubtful.

For the nine months ended September 30, 2026, the provision for credit losses was $6.0 million compared to $4.5 million for the same period of 2025, an increase of $1.5 million, or 33.3%. The increase for the nine month period was primarily attributable to an increase in amount of specific allowances on collateral-dependent loans in the current year.

The following tables present the components of the provision for credit losses for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Loans	$2,578	$3,054	$(476)	(15.6)%
Off-balance sheet credit exposures	133	(17)	150	(882.4)%
	$2,711	$3,037	$(326)	(10.7)%

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Loans	$5,093	$4,251	$842	19.8%
Off-balance sheet credit exposures	911	206	705	342.2%
	$6,004	$4,457	$1,547	34.7%

Noninterest Income

Noninterest income consists of: (i) service charges on deposit accounts; (ii) mortgage origination income; (iii) debit card interchange fees; (iv) income from fiduciary activities; (v) ATM income; (vi) brokerage and insurance fees and commissions, (vii) life insurance income, (viii) Community Development Financial Institution (“CDFI”) grants, (ix) loss on sale of securities, net and (x) other noninterest income.

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

Noninterest income increased $6.1 million, or 51.5%, to $17.9 million for the three months ended September 30, 2026 compared to $11.8 million for the same period of 2025, primarily due to losses on the sale of securities recorded in the prior year period and an increase in income from fiduciary activities in the current period partially offset by a decrease in mortgage origination income.

The following table presents the major components of noninterest income for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$6,765	$6,614	$151	2.3%
Mortgage origination income	1,000	1,777	(777)	(43.7)%
Debit card interchange fees	2,406	2,503	(97)	(3.9)%
Income from fiduciary activities	3,574	2,966	608	20.5%
ATM income	1,352	1,250	102	8.2%
Brokerage and insurance fees and commissions	869	785	84	10.7%
Life insurance income	804	1,208	(404)	(33.4)%
Loss on sale of securities, net	—	(6,331)	6,331	100.0%
Other income	1,162	1,062	100	9.4%
Total	$17,932	$11,834	$6,098	51.5%

Mortgage origination income decreased $777,000, or 43.7%, to $1.0 million for the three months ended September 30, 2026 compared to $1.8 million for the same period of 2025 primarily due to a decrease in mortgage activity compared to the same period of 2025.

Income from fiduciary activities increased $608,000, or 20.5%, to $3.6 million for the three months ended September 30, 2026 compared to $3.0 million for the same period of 2025 primarily due to an increase in total average assets under management and an increase in retirement balances compared to the same period of 2025.

There were no losses on the sale of securities during the three months ended September 30, 2026 compared to $6.3 million in losses for the same period of 2025 as a result of the Company restructuring its bond portfolio during the third quarter of 2025.

Non interest income increased $5.0 million, or 9.6%, to $56.4 million for the nine months ended September 30, 2026 compared to $51.5 million for the same period of 2025, primarily due to losses on the sale of securities in the prior year period and increases in income from fiduciary activities in the current year period partially offset by decreases in other income, mortgage origination income, and CDFI grants.

The following table presents the major components of noninterest income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$19,252	$18,490	$762	4.1%
Mortgage origination income	3,406	4,197	(791)	(18.8)%
Debit card interchange fees	7,073	7,331	(258)	(3.5)%
Income from fiduciary activities	9,980	8,254	1,726	20.9%
ATM income	3,979	3,748	231	6.2%
Brokerage and insurance fees and commissions	2,481	2,227	254	11.4%
Life insurance income	2,907	2,989	(82)	(2.7)%
CDFI grants	—	629	(629)	(100.0)%
Loss on sale of securities, net	—	(6,331)	6,331	(100.0)%
Other income	7,333	9,916	(2,583)	(26.0)%
Total	$56,411	$51,450	$4,961	9.6%

Mortgage origination income decreased $791,000, or 18.8% to $3.4 million for the nine months ended September 30, 2026 compared to $4.2 million for the same period of 2025 primarily due to a decrease in mortgage activity compared to the same period of 2025.

Income from fiduciary activities increased $1.7 million, or 20.9%, to $10.0 million for the nine months ended September 30, 2026 compared to $8.3 million for the same period of 2025 primarily due to an increase in total average assets under management and an increase in retirement balances compared to the same period of 2025.

There were no CDFI grants during the nine months ended September 30, 2026 compared to $629,000 in CDFI grants for the same period of 2025 as a result of a grant awarded in January of 2025.

There were no losses on the sale of securities during the nine months ended September 30, 2026 compared to $6.3 million in losses for the same period of 2025 as a result of the Company restructuring its bond portfolio during the third quarter of 2025.

Other income decreased $2.6 million, or 26.0%, to $7.3 million for the nine months ended September 30, 2026 compared to $9.9 million for the same period of 2025 primarily due to a decrease in gains on sale of branches in the current year to date period.

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

For the three months ended September 30, 2026, noninterest expense totaled $56.1 million, an increase of $446,000, or 0.8%, from $55.6 million for the three months ended September 30, 2025, primarily due to increases in salaries and employee benefits expense and net occupancy expenses, partially offset by a decrease in other expenses.

The following table presents the major components of noninterest expense for the three months ended September 30, 2026 compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$33,857	$33,123	$734	2.2%
Net occupancy expenses	4,903	4,556	347	7.6%
Furniture, equipment and data processing expenses	7,424	7,425	(1)	(0.0)%
Marketing and promotional expenses	2,017	2,021	(4)	(0.2)%
Other real estate expenses and losses	268	283	(15)	(5.3)%
Professional fees	1,192	1,270	(78)	(6.1)%
Other expenses	6,418	6,955	(537)	(7.7)%
Total	$56,079	$55,633	$446	0.8%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 60.4% and 59.5% of total noninterest expense for the three months ended September 30, 2026 and 2025, respectively. Salaries and employee benefits expenses increased $734,000, or 2.2%, to $33.9 million during the three months ended September 30, 2026, compared to $33.1 million for the same period of 2025 primarily due to increases in medical costs and incentive compensation, as well as normal annual salary increases for employees.

Net occupancy expenses increased $347,000, or 7.6%, to $4.9 million during the three months ended September 30, 2026 compared to $4.6 million for the same period of 2025 due to an increase in maintenance costs in the current period compared to the same period of 2025.

Other expenses decreased $537,000, or 7.7%, to $6.4 million during the three months ended September 30, 2026 compared to $7.0 million for the same period of 2025 due to losses on equity method investments recorded in the prior period.

For the nine months ended September 30, 2026, noninterest expense totaled $172.7 million, an increase of $6.1 million, or 3.6%, from $166.6 million for the nine months ended September 30, 2025, primarily due to an increase in salaries and employee benefits expense and furniture, equipment and data processing expenses, partially offset by decreases in other real estate expenses and losses and professional fees.

The following table presents the major components of noninterest expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Noninterest expense:
Salaries and employee benefits expenses	$104,967	$97,909	$7,058	7.2%
Net occupancy expenses	14,668	14,459	209	1.4%
Furniture, equipment and data processing expenses	23,022	22,374	648	2.9%
Marketing and promotional expenses	5,480	5,302	178	3.4%
Other real estate expenses and losses	791	2,015	(1,224)	(60.7)%
Professional fees	2,916	3,405	(489)	(14.4)%
Other expenses	20,811	21,175	(364)	(1.7)%
Total	$172,655	$166,639	$6,016	3.6%

Salaries and employee benefits expenses was the largest component of noninterest expense, representing 60.8% and 58.8% of total noninterest expense for the nine months ended September 30, 2026 and 2025, respectively. Salaries and employee benefits expenses increased $7.1 million, or 7.2%, to $105.0 million during the nine months ended September 30, 2026, compared to $97.9 million for the same period of 2025 primarily due to increases in medical costs, retirement related expenses, and incentive compensation, as well as normal annual salary increases for employees.

Furniture, equipment and data processing expenses increased $648,000, or 2.9%, to $23.0 million during the nine months ended September 30, 2026, compared to $22.4 million for the same period of 2025 primarily due to increases in software and data processing expenses in the current year to date period.

Other real estate expenses and losses decreased $1.2 million, or 60.7%, to $791,000 during the nine months ended September 30, 2026 compared to $2.0 million for the same period of 2025 primarily due to writedowns and losses on the sale of other real estate owned in the prior year.

Professional fees decreased $489,000, or 14.4%, to $2.9 million during the nine months ended September 30, 2026 compared to $3.4 million for the same period of 2025 due to a decrease in consulting expense in the current year to date period.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes, the mix of BancPlus’ taxable and tax-free investments and loans, and its overall taxable income.

BancPlus recorded income tax expense of $7.7 million for the three months ended September 30, 2026, compared to $4.4 million for the same period of 2025, an increase of $3.2 million, or 72.7%. BancPlus’ effective tax rate for the three months ended September 30, 2026 was 22.2%, compared to 20.1% for the same period of 2025.

BancPlus recorded income tax expense of $21.9 million for the nine months ended September 30, 2026, compared to $16.3 million for the same period of 2025, an increase of $5.6 million, or 34.2%. BancPlus’ effective tax rate for the nine months ended September 30, 2026 was 22.4%, compared to 21.0% for the same period of 2025.

For both the three and nine month periods, the increase in income tax expense was the result of larger income before taxes in the current year to date period. The increase in effective tax rate was the result of smaller tax credits in the current year.

Financial Condition

The following discussion compares BancPlus’ financial condition as of September 30, 2026 to December 31, 2025.

Assets

Total assets increased $0.23 billion, or 2.8%, to $8.31 billion at September 30, 2026, compared to total assets of $8.08 billion at December 31, 2025, primarily as a result of an increase in deposits, loans held for investment, and securities available for sale. Total cash and cash equivalents decreased $46.5 million, or 13.3%, to $301.8 million at September 30, 2026, compared to $348.2 million at December 31, 2025. Total loans held for investment increased $91.2 million, or 1.4%, to $6.38 billion at September 30, 2026, compared to $6.29 billion at December 31, 2025. Investment securities increased $136.3 million, or 12.9%, to $1.2 billion at September 30, 2026, compared to $1.1 billion at December 31, 2025 primarily as a result of an increase in investment security purchases in the current period compared to the prior period.

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

As of September 30, 2026, 1.6% of BancPlus’ investment securities portfolio was classified as held to maturity and 98.4% was classified as available for sale. As of December 31, 2025, 2.2% of BancPlus’ investment securities portfolio was classified as held to maturity and 97.8% was classified as available for sale.

At September 30, 2026, mortgage-backed securities represented 38.7%, U.S. Government agency obligations represented 35.8%, U.S. Treasuries represented 14.0%, municipal securities represented 6.3%, and corporate investments represented 5.3% of BancPlus’ investment securities portfolio. At December 31, 2025, U.S. Government agency obligations represented 38.9%, mortgage-backed securities represented 32.1%, U.S. Treasuries represented 16.8%, municipal securities represented 7.5%, and corporate investments represented 4.7% of BancPlus’ investment securities portfolio. Other than the U.S. government and its agencies, BancPlus’ securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision, that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The following table presents the carrying value of BancPlus’ investment securities portfolio as of the dates presented:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Held to Maturity:
(At amortized cost)
Issued by states and political subdivisions	$19,299	1.62%	$23,257	2.20%
Total held-to-maturity	$19,299	1.62%	$23,257	2.20%
Available for Sale:
(At fair value)
U.S. Treasuries	166,829	13.97%	178,183	16.84%
U.S. Government agency obligations	427,257	35.77%	411,707	38.91%
Issued by states and political subdivisions	56,254	4.71%	56,333	5.32%
Mortgage-backed securities:
Residential	181,474	15.19%	124,867	11.80%
Commercial	280,439	23.48%	214,313	20.26%
Corporate investments	62,827	5.26%	49,385	4.67%
Total available for sale	$1,175,080	98.38%	$1,034,788	97.80%
Total investment securities	$1,194,379	100.00%	$1,058,045	100.00%

The following tables present the carrying value of BancPlus’ investment securities portfolio by their stated maturities and the weighted average yields for each maturity range as of the dates presented. Weighted-average yields have been computed on a fully tax equivalent basis using federal and state tax rates of 21% and 5%, respectively.

	Maturity as of September 30, 2026
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$8,905	1.10%	$7,639	2.96%	$2,410	3.26%	$345	4.01%
Total held to maturity	$8,905	1.10%	$7,639	2.96%	$2,410	3.26%	$345	4.01%

Available for sale:
U.S. Treasuries	$14,742	4.02%	$126,047	4.08%	$26,040	4.02%	$—	— %
U.S. Government agency obligations	34,580	4.06%	330,233	3.94%	57,554	4.26%	4,890	5.39%
Issued by states and political subdivisions	10,429	3.26%	18,334	3.32%	16,641	4.31%	10,850	4.92%
Mortgage-backed securities:
Residential	—	— %	4,412	4.23%	63,374	4.35%	113,688	3.86%
Commercial	—	— %	146,325	4.27%	87,352	4.58%	46,762	5.10%
Corporate investments	—	— %	7,059	6.49%	53,768	5.94%	2,000	6.63%
Total available for sale	$59,751	3.91%	$632,410	4.06%	$304,729	4.65%	$178,190	4.32%

Total investment securities	$68,656	3.55%	$640,049	4.04%	$307,139	4.64%	$178,535	4.32%

	Maturity as of December 31, 2025
	Due in One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Issued by states and political subdivisions	$6,104	3.83%	$14,263	2.17%	$2,545	3.93%	$345	4.73%
Total held to maturity	$6,104	3.83%	$14,263	2.17%	$2,545	3.93%	$345	4.73%

Available for sale:
U.S. Treasuries	$15,002	4.17%	$120,399	4.13%	$42,782	3.84%	$—	— %
U.S. Government agency obligations	51,866	4.63%	314,987	3.92%	44,852	3.92%	—	— %
Issued by states and political subdivisions	9,921	3.39%	17,928	3.27%	21,501	4.10%	6,982	4.88%
Mortgage-backed securities:
Residential	—	— %	—	— %	25,761	4.18%	99,107	3.51%
Commercial	—	— %	124,561	4.34%	71,265	4.55%	18,488	5.01%
Corporate investments	492	2.75%	6,229	7.46%	42,665	5.34%	—	— %
Total available for sale	$77,281	4.37%	$584,104	4.07%	$248,826	4.37%	$124,577	3.81%

Total investment securities	$83,385	4.33%	$598,367	4.03%	$251,371	4.37%	$124,922	3.81%

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

Loan Portfolio

The following tables detail composition and percentage composition of BancPlus’ loan portfolio, by category, as of the dates presented:

	As of September 30, 2026		As of December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Secured by real estate:
Residential properties	$1,836,998	28.78%	$1,748,571	27.79%
Construction and land development	504,856	7.91%	452,044	7.18%
Farmland	330,071	5.17%	339,528	5.40%
Other commercial	2,756,343	43.18%	2,805,604	44.60%
Total real estate	5,428,268	85.04%	5,345,747	84.97%
Commercial and industrial	724,364	11.35%	721,855	11.47%
Agricultural production and other loans to farmers	114,787	1.80%	112,345	1.79%
Consumer and other	115,276	1.81%	111,586	1.77%
Total loans, gross	$6,382,695	100.00%	$6,291,533	100.00%
Allowance for credit losses	(73,344)		(71,066)
Total loans, net	$6,309,351		$6,220,467

Our loan portfolio was comprised of 69.4% commercial loans and 30.6% consumer loans as of September 30, 2026, compared to 70.4% commercial loans and 29.6% consumer loans as of December 31, 2025. Commercial loans consist of our construction and land development, farmland, other commercial, commercial and industrial, agricultural production and other loans to farmers categories and our consumer loans consist of our residential property and consumer and other categories.

As a general practice, BancPlus originates substantially all of its loans, but BancPlus occasionally participates in syndications and other loan participations. At September 30, 2026, BancPlus’ loan portfolio included $221.3 million of loan participations purchased, or 3.5% of total loans, which included $61.4 million of shared national credits. At December 31, 2025, BancPlus’ loan portfolio included $253.4 million of loan participations purchased, or 4.0% of total loans, which included $61.1 million of shared national credits.

The following tables detail the contractual maturities and sensitivity to interest rate changes for BancPlus’ loan portfolio as of the dates presented:

	As of September 30, 2026
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$227,540	$802,485	$488,203	$318,770	$1,836,998
Construction and land development	280,214	186,765	33,770	4,107	504,856
Farmland	47,900	163,083	101,931	17,157	330,071
Other commercial	801,748	1,505,676	367,305	81,614	2,756,343
Total real estate	1,357,402	2,658,009	991,209	421,648	5,428,268
Commercial and industrial	251,410	403,757	69,196	1	724,364
Agricultural production and other loans to farmers	65,900	48,195	692	—	114,787
Consumer and other loans	31,661	75,666	4,358	3,591	115,276
Total loans	$1,706,373	$3,185,627	$1,065,455	$425,240	$6,382,695

	As of December 31, 2025
(Dollars in thousands)	Due in One Year or Less	More Than One Year to Five	More Than Five Years to Fifteen	After Fifteen Years	Total
Secured by real estate:
Residential properties	$218,398	$771,566	$392,102	$366,505	$1,748,571
Construction and land development	251,389	184,530	10,796	5,329	452,044
Farmland	45,878	175,563	106,438	11,649	339,528
Other commercial	662,331	1,618,741	409,676	114,856	2,805,604
Total real estate	1,177,996	2,750,400	919,012	498,339	5,345,747
Commercial and industrial	220,955	433,361	67,538	1	721,855
Agricultural production and other loans to farmers	64,223	47,594	528	—	112,345
Consumer and other loans	31,161	72,582	3,902	3,941	111,586
Total loans	$1,494,335	$3,303,937	$990,980	$502,281	$6,291,533

	As of September 30, 2026
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,386,490	$450,508	$1,836,998
Construction and land development	226,999	277,857	504,856
Farmland	185,876	144,195	330,071
Other commercial	1,781,310	975,033	2,756,343
Total real estate	3,580,675	1,847,593	5,428,268
Commercial and industrial	339,140	385,224	724,364
Agricultural production and other loans to farmers	42,993	71,794	114,787
Consumer and other loans	64,452	50,824	115,276
Total loans	$4,027,260	$2,355,435	$6,382,695

	As of December 31, 2025
(Dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential properties	$1,295,784	$452,787	$1,748,571
Construction and land development	193,558	258,486	452,044
Farmland	192,109	147,419	339,528
Other commercial	1,812,815	992,789	2,805,604
Total real estate	3,494,266	1,851,481	5,345,747
Commercial and industrial	340,278	381,577	721,855
Agricultural production and other loans to farmers	47,480	64,865	112,345
Consumer and other loans	63,110	48,476	111,586
Total loans	$3,945,134	$2,346,399	$6,291,533

Additionally, BancPlus enters into various other transactions to meet the financing needs of its customers including commitments to extend credit and letters of credit. Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At September 30, 2026, BancPlus had total off-balance sheet commitments of $1.27 billion. At September 30, 2026, BancPlus had an allowance for credit loss on off-balance sheet commitments of $7.3 million.

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

The tables below set forth information on BancPlus’ asset classification as of the dates presented. BancPlus had no assets classified as loss.

	As of September 30, 2026
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,793,308	$171	$43,519	$—	$1,836,998
Construction and land development	493,259	2,318	9,279	—	504,856
Farmland	323,075	83	6,913	—	330,071
Other commercial	2,646,570	3,021	106,752	—	2,756,343
Total real estate	5,256,212	5,593	166,463	—	5,428,268
Commercial and industrial	706,562	3,690	14,077	35	724,364
Agricultural production and other loans to farmers	112,709	—	2,078	—	114,787
Consumer and other	114,991	—	285	—	115,276
Total	$6,190,474	$9,283	$182,903	$35	$6,382,695

	As of December 31, 2025
(Dollars in thousands)	Risk Grades 1-6	Special Mention	Substandard	Doubtful	Total
Secured by real estate:
Residential properties	$1,714,338	$3,448	$30,785	$—	$1,748,571
Construction and land development	441,428	1,443	8,907	266	452,044
Farmland	335,255	—	4,273	—	339,528
Other commercial	2,757,221	885	47,498	—	2,805,604
Total real estate	5,248,242	5,776	91,463	266	5,345,747
Commercial and industrial	702,312	1,252	18,280	11	721,855
Agricultural production and other loans to farmers	111,335	—	961	49	112,345
Consumer and other	111,265	—	321	—	111,586
Total	$6,173,154	$7,028	$111,025	$326	$6,291,533

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans that are 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e. real estate acquired through foreclosure).

The following table summarizes BancPlus’ nonperforming assets, by category, as of the dates presented:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans:
Real estate loans:
Residential properties	$14,800	$10,667
Construction and land development	7,323	2,025
Farmland	966	1,389
Other commercial	10,853	6,818
Total real estate	33,942	20,899
Commercial and industrial	2,891	1,547
Agricultural production and other loans to farmers	948	861
Consumer and other	140	168
Total nonaccrual loans	$37,921	$23,475

90+ days past due and accruing:
Real estate loans:
Residential properties	$2,584	$2,797
Construction and land development	35	—
Farmland	937	—
Other commercial	999	859
Total real estate	4,555	3,656
Commercial and industrial	44	203
Agricultural production and other loans to farmers	247	6
Consumer and other	19	9
Total 90+ days past due and accruing	$4,865	$3,874
Total nonperforming loans	$42,786	$27,349
Plus: foreclosed assets	7,875	5,243
Total nonperforming assets	$50,661	$32,592

Nonaccrual loans to total loans	0.59%	0.37%
Nonperforming loans to total loans	0.67%	0.43%
Nonperforming assets to total assets	0.61%	0.40%
Allowance for credit losses to nonaccrual loans	193.41%	302.73%

Total nonperforming assets increased by $18.1 million, or 55.4%, from $32.6 million at December 31, 2025 to $50.7 million at September 30, 2026, primarily as a result of past due and nonaccrual real estate loans. The ratio for nonaccrual loans to total loans increased for the nine months ended September 30, 2026 primarily as a result of the increase in nonaccrual real estate loans. The ratio for allowance for credit losses to nonaccrual loans decreased as a result of the increase in nonaccrual loans in the current year.

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

These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. During the first nine months of 2026, the U.S. economy continued to experience volatility and there remains uncertainty surrounding future economic conditions as a result of tariffs, supply chain disruptions, labor shortages, and the conflicts in Ukraine and the Middle East. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to BancPlus’ allowance for credit losses.

The allowance for credit losses increased $2.2 million, or 3.2%, to $73.3 million at September 30, 2026 compared to $71.1 million at December 31, 2025. As a percentage of loans, the allowance for credit losses was 1.15% and 1.13% at September 30, 2026 and December 31, 2025, respectively. The change was primarily a result of an increase in loan balances and an increase in amount of specific allowances on collateral-dependent loans in the current year. Net charge-offs totaled $2.8 million for the nine months ended September 30, 2026 compared to $2.6 million for the same period of 2025.

The following is a summary of the activity in the allowance for credit loss reserve as of and for the year-to-date periods presented:

(Dollars in thousands)	September 30, 2026	September 30, 2025
Balance, beginning of period	$71,066	$71,913
Charge-offs:
Residential properties	730	582
Construction and land development	5	181
Farmland	21	—
Other commercial	500	283
Total real estate	1,256	1,046
Commercial and industrial	1,114	940
Agricultural production and other loans to farmers	41	142
Consumer and other	2,063	1,994
Total charge-offs	4,474	4,122
Recoveries:
Residential properties	288	124
Construction and land development	101	90
Farmland	16	16
Other commercial	245	72
Total real estate	650	302
Commercial and industrial	148	172
Agricultural production and other loans to farmers	78	14
Consumer and other	783	1,062
Total recoveries	1,659	1,550
Net charge-offs	2,815	2,572
Provision for credit losses	5,093	4,251
Balance, end of period	$73,344	$73,592

Total loans, end of period (including loans held for sale)	$6,393,236	$6,218,917
Average loans	6,360,739	6,143,556
Net charge-offs (annualized) to average loans	0.06%	0.06%
Allowance for credit losses to total loans	1.15%	1.18%

The table below reflects net charge-offs to average loans outstanding, by category, during the periods presented.

	September 30, 2026			September 30, 2025
(Dollars in thousands)	Net Charge- offs	Average Loans	Net Charge-offs to Average Loans (Annualized)	Net Charge- offs	Average Loans	Net Charge-offs to Average Loans (Annualized)
Residential properties	$442	$1,778,604	0.03%	$458	$1,681,744	0.04%
Construction and land development	(96)	486,304	(0.03)%	91	527,727	0.02%
Farmland	5	333,236	0.00%	(16)	314,297	(0.01)%
Other commercial	255	2,781,742	0.01%	211	2,769,748	0.01%
Commercial and industrial	966	745,206	0.17%	768	620,999	0.16%
Agricultural production and other loans to farmers	(37)	114,307	(0.04)%	128	106,790	0.16%
Consumer and other	1,280	112,449	1.52%	932	112,402	1.11%
Loans held for sale	—	8,891	—%	—	9,849	—%
Total	$2,815	$6,360,739	0.06%	$2,572	$6,143,556	0.06%

The following tables present a summary of the allocation of the allowance for credit losses by loan portfolio category, and the percentage of loans in each category, for the periods presented:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential properties	$28,485	38.8%	$25,991	36.6%
Construction and land development	8,162	11.1%	7,420	10.4%
Farmland	6,303	8.6%	7,914	11.1%
Other commercial	18,498	25.2%	17,111	24.1%
Total real estate	61,448	83.8%	58,436	82.2%
Commercial and industrial	9,382	12.8%	10,065	14.2%
Agricultural production and other loans to farmers	1,556	2.1%	1,652	2.3%
Consumer and other	958	1.3%	913	1.3%
Total allowance for loan losses	$73,344	100.0%	$71,066	100.0%

Goodwill and Other Intangible Assets

Goodwill was $62.8 million as of both September 30, 2026 and December 31, 2025. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired by the Company in prior acquisitions. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consisted of acquired customer relationships from a 2014 acquisition and core deposit intangibles from the merger (the “SCC Merger”) with State Capital Corp. and the merger (the “FTC Merger”) with First Trust Corporation. Total other intangible assets at September 30, 2026 and December 31, 2025 were $5.8 million and $6.9 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The following table details the composition and percentage composition of BancPlus’ deposit portfolio, by category, for the year to date periods presented:

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Average Balance	Average Rate	Percent	Average Balance	Average Rate	Percent
Non-interest bearing	$1,288,874	0.00%	17.96%	$1,320,556	0.00%	19.56%
Interest bearing:
Transaction accounts	1,627,880	1.94%	22.68%	1,384,288	1.79%	20.50%
Money market and other savings accounts	2,560,586	2.45%	35.67%	2,283,396	2.54%	33.82%
Certificates of deposit	1,566,669	3.36%	21.83%	1,498,968	3.66%	22.20%
Brokered time deposits	134,172	4.08%	1.87%	264,582	4.42%	3.92%
Total deposits	$7,178,181	2.12%	100.00%	$6,751,790	2.21%	100.00%

BancPlus relies on increasing its deposit base to fund loans and other asset growth. BancPlus competes for local deposits by offering a variety of products at competitive rates. The increase in total average deposits of $426.3 million, or 6.3%, to $7.18 billion at September 30, 2026 from $6.75 billion as of December 31, 2025 primarily resulted from increases in interest bearing transaction deposits. At September 30, 2026 and December 31, 2025, BancPlus held deposits in excess of FDIC insurance limits estimated at $1.26 billion and $1.49 billion, respectively.

The following table shows the maturity of certificates of deposit, including brokered time deposits, at September 30, 2026:

(Dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
3 months or less	$189,723	$311,140	$500,863	$88,486
Over 3 months through 6 months	112,758	140,805	253,563	66,758
Over 6 months through 12 months	225,982	393,046	619,028	101,732
Over 12 months	82,941	126,785	209,726	45,691
Total certificates of deposit	$611,404	$971,776	$1,583,180	$302,667

Borrowed Funds

Short-term Borrowings. In addition to deposits, BancPlus uses short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to meet the daily liquidity needs of its customers and fund its loan growth. Federal funds purchased represent primarily overnight borrowings through relationships with correspondent banks. Securities sold under agreements to repurchase are considered overnight borrowings and are secured by U.S. Government agency securities. At September 30, 2026 and December 31, 2025, BancPlus had no short-term borrowings. The following is a summary of our short-term borrowings during the periods presented.

	Balances Outstanding			Weighted Average Rate
	Maximum
(Dollars in thousands)	Month	Average	At Period	During	At Period
September 30, 2026	End	Daily	End	Period	End
Federal funds purchased	$—	$1	$—	3.07%	—%
	$—	$—	$—

December 31, 2025
Federal funds purchased	$—	$3	$—	5.05%	—%
	$—	$3	$—

Advances from FHLB and Other Borrowings. BankPlus is a member of the FHLB, and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist BancPlus in the funding of its loan and investment portfolios. BancPlus’ FHLB advances are collateralized by a blanket lien on first mortgage and other qualifying loans. At September 30, 2026 and December 31, 2025, BancPlus had $22,000 and $60.0 million in FHLB borrowings, respectively, at a weighted average interest rate of 2.94% and 4.21%.

The Company also has available funding from the Federal Reserve Bank’s discount window which it utilizes from time to time for short-term funding. At September 30, 2026 and December 31, 2025, the Company had zero borrowings outstanding with the Federal Reserve Bank.

On June 13, 2025, the Company entered into a Loan Agreement (the "Initial Loan Agreement") with First Horizon Bank ("First Horizon"). Under the terms of the Initial Loan Agreement, First Horizon agreed to provide the Company with a $30.0 million term loan (the "Initial Term Loan"), which was drawn down in full. On December 29, 2025, the Company entered into an Amended and Restated Loan Agreement (the "Amended Loan Agreement") with First Horizon. Under the terms of the Amended Loan Agreement, First Horizon agreed to provide the Company with an additional $10.0 million term loan (the "Subsequent Term Loan", collectively with the Initial Term Loan, the “Term Loans”), which was also drawn down in full. At September 30, 2026 and December 31, 2025, the balance on the Term Loans was $35.5 million and $38.5 million, respectively.

The Term Loans are collateralized by all of the outstanding shares of common stock of BankPlus pursuant to the terms of a Pledge Agreement dated June 13, 2025, as amended on December 29, 2025, between the Company and First Horizon (the “Pledge Agreement”).

The Term Loans bear interest at the prime rate of interest as reported in The Wall Street Journal published daily minus a margin of 0.55%, subject to a minimum rate of 4.00%. Principal and interest payments are due quarterly on each of March 15, June 15, September 15, and December 15 in the amount of $750,000 for the Initial Term Loan and $250,000 for the Subsequent Term Loan. The Term Loans may be prepaid in full or in part at any time with no prepayment penalty. In conjunction with the Initial Term Loan, the Company incurred debt issuance costs of $38,000. These issuance costs are netted with the balance of the Initial Term Loan on the Company's consolidated balance sheet and are amortized over the life of the Initial Term Loan. The Initial Term Loan matures on June 15, 2030. The Subsequent Term Loan matures on December 29, 2030. At September 30, 2026, the remaining unamortized balance of these issuance costs was $28,000.

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

Required principal payments on FHLB advances and other borrowings were as follows:

(Dollars in thousands)	September 30, 2026
2026	1,003
2027	4,014
2028	4,005
2029	4,000
Thereafter	22,500
Total FHLB advances and other borrowings	$35,522

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

The following table is a summary of debentures payable to statutory trusts:

(In thousands)	Year of Maturity	Interest Rate	September 30, 2026	December 31, 2025
First Bancshares of Baton Rouge Statutory Trust I	2034	Variable[1]	$4,124	$4,124
State Capital Statutory Trust IV	2035	Variable[2]	5,155	5,155
BancPlus Statutory Trust II	2036	Variable[3]	20,619	20,619
BancPlus Statutory Trust III	2037	Variable[4]	20,619	20,619
State Capital Master Trust	2037	Variable[5]	6,186	6,186
			$56,703	$56,703

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

The subordinated debentures payable to statutory trusts vary from the amount carried on the consolidated balance sheet at September 30, 2026 and December 31, 2025 due to the remaining purchase discount of $2.8 million at September 30, 2026 and $3.0 million at December 31, 2025, which was established upon the SCC Merger and is being amortized over the remaining life of the debentures.

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

Shareholders’ equity (before adjustment for redeemable common stock owned by the ESOP) increased $18.3 million, or 2.1%, to $870.3 million at September 30, 2026 from $852.0 million at December 31, 2025, primarily due to net income of $75.9 million and stock based compensation of $5.6 million partially offset by common stock dividends paid of $18.6 million, purchase of company stock of $3.6 million, other comprehensive loss of $36.1 million, shares withheld to satisfy withholding obligation in the vesting of restricted stock of $2.5 million, and preferred stock dividends paid of $2.3 million.

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

The following tables provide a summary of BancPlus’ primary and secondary liquidity levels.

(Dollars in thousands) Primary Liquidity – On-Balance Sheet	September 30, 2026	December 31, 2025
Cash and cash equivalents	$301,777	$348,249
Total securities	1,194,379	1,058,045
Less: pledged securities	(160,680)	(273,591)
Total primary liquidity	$1,335,476	$1,132,703
Ratio of primary liquidity to total deposits	18.4%	16.2%

Secondary Liquidity – Off-Balance Sheet Borrowing Capacity	September 30, 2026	December 31, 2025
Net secured borrowing capacity with the FHLB	$2,034,850	$2,043,201
Net secured borrowing capacity with the Federal Reserve Bank	1,260,968	1,288,575
Unsecured borrowing capacity with correspondent lenders	198,000	198,000
Total secondary liquidity	$3,493,818	$3,529,776
Ratio of primary and secondary liquidity to total deposits	66.6%	66.7%

During the nine months ended September 30, 2026, BancPlus’ primary liquidity increased by $202.8 million to $1.34 billion, compared to $1.13 billion at December 31, 2025, primarily due to an increase in total securities as well as a decrease in pledged securities. Secondary liquidity decreased by $36.0 million to $3.49 billion as of September 30, 2026 from $3.53 billion as of December 31, 2025. This decrease was primarily due to a decrease in BancPlus’ Federal Reserve and FHLB borrowing capacities.

In addition to its primary liquidity, BancPlus generates liquidity from cash flows from its loan and securities portfolios and from its large base of core customer deposits, defined as total deposits less brokered deposits and time deposits greater than $250,000. Core deposits totaled $6.67 billion and $6.12 billion and represented 91.9% and 87.5% of total deposits as of September 30, 2026 and December 31, 2025, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products, which promote long-standing relationships and stable funding sources.

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

Through June 30, 2026, Mississippi banking law generally prohibited BankPlus from paying dividends without the prior approval of the MDBCF. BankPlus received approval from the MDBCF to pay dividends of $21.6 million to BancPlus for the year-to-date period ended September 30, 2025. Effective July 1, 2026, Mississippi banking law was amended to permit a state bank to declare and pay dividends without the prior approval of the MDBCF. However, prior written approval of the MDBCF Commissioner would be required to declare and pay a dividend if any of the following conditions exist: (i) the bank is subject to a corrective plan or enforcement action, (ii) the dividend would cause the bank to become undercapitalized under the capital standards of its applicable federal regulator, or (iii) the MDBCF Commissioner determines that conditions exist at the bank that pose a risk to its safety and soundness. BankPlus paid dividends of $36.5 million to BancPlus for the year-to-date period ended September 30, 2026. Dividends received from BankPlus were used by the holding company to pay dividends to the BancPlus shareholders, principal and interest payments on debt and general operating expenses.

Capital Management and Regulatory Capital Requirements

BancPlus is subject to various capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on BancPlus’ business operations.

Qualifying community banks have the option to use a simple leverage ratio, known as the CBLR, to measure capital adequacy and to not calculate risk-based capital ratios. A qualifying community bank has less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than 8.0%. Under an April 2026 final rule, the minimum CBLR requirement decreased from 9.0% to 8.0% as of July 1, 2026. The Company and the Bank elected to adopt the optional CBLR framework in the third quarter of 2022, as an alternative to the generally applicable capital rules.

Further, under prompt corrective action regulations, an insured depository institution is classified in one of several tiers based on its level of capital and other factors, and may be subject to an escalating series of remedial measures if it is less than “well capitalized.” An institution is deemed “well capitalized” if it satisfies certain capital ratios and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of September 30, 2026 and December 31, 2025, the Bank maintained a leverage ratio of more than 8.0% and 9.0%, respectively, and, as an institution that has elected to adopt the CBLR framework, the Bank was therefore well capitalized under the regulatory framework for prompt corrective action.

As of September 30, 2026 and December 31, 2025, BancPlus and BankPlus met the minimum CBLR requirement applicable as of those dates and therefore satisfied the capital adequacy requirements to which they are subject. As a bank holding company, BancPlus is not subject to the prompt corrective action regime that applies to insured depository institutions, including BankPlus.

BancPlus’ consolidated and BankPlus’ actual capital amounts and ratios are shown in the following tables as of the dates presented (dollars in thousands):

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2026
Company:
Community Bank Leverage Ratio	$893,301	10.77%	$663,341	8.00%
Bank:
Community Bank Leverage Ratio	$906,362	10.94%	$663,005	8.00%

	Actual		Minimum Requirement to be Well Capitalized
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2025
Company:
Community Bank Leverage Ratio	$844,129	10.67%	$711,795	9.00%
Bank:
Community Bank Leverage Ratio	$862,204	10.91%	$711,404	9.00%

Contractual Obligations

Contractual obligations as of September 30, 2026 totaled $1.71 billion and were primarily comprised of deposits with maturities of $1.58 billion, FHLB advances and other borrowings of $35.5 million, subordinated debentures of $53.9 million and operating lease obligations of $39.7 million. Contractual obligations due within twelve months were $1.38 billion and were primarily related to time deposits with maturity dates, short-term FHLB advances and other borrowings. Contractual obligations due in more than 12 months were $336.8 million and were comprised of time deposits with maturity dates, long-term FHLB advances and other borrowings and subordinated debentures with maturities ranging from 2030 through 2037. BancPlus expects to have adequate liquidity to meet these short and long-term obligations through profitability, repayments from loans and investment securities, deposit gathering activity and access to borrowing sources.

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

Potential changes over a 12-month horizon to BancPlus’ net interest income and EVE in hypothetical rising and declining interest rate scenarios calculated as of September 30, 2026 and December 31, 2025 are presented in the table below. The projections for September 30, 2026 and December 31, 2025 assume immediate, parallel shifts down from the yield curves of 100, 200, and 300 basis points and immediate, parallel shifts up of 100, 200, and 300 basis points.

	September 30, 2026				December 31, 2025
(Dollars in thousands)	Change in Net Interest Income		Change in Economic Value of Equity		Change in Net Interest Income		Change in Economic Value of Equity
Parallel Rate Shift (basis points)	$	%	$	%	$	%	$	%
300	(1,872)	(0.6)%	(236,156)	(15.0)%	(11,718)	(4.0)%	(185,406)	(14.0)%
200	(5,079)	(1.6)%	(165,374)	(10.5)%	(9,820)	(3.4)%	(124,803)	(9.4)%
100	(5,820)	(1.8)%	(91,643)	(5.8)%	(7,820)	(2.7)%	(69,177)	(5.2)%
Unchanged	—	—%	—	—%	—	—%	—	—%
-100	(1,567)	(0.5)%	52,744	3.4%	2,000	0.7%	20,376	1.5%
-200	2,983	1.0%	105,219	6.7%	9,385	3.2%	57,760	4.4%
-300	11,580	3.7%	147,022	9.3%	17,982	6.2%	63,024	4.7%

The table above indicates that in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 0.6% decrease in net interest income in year one and a 15.0% decrease in EVE as of September 30, 2026. At December 31, 2025, in the event of an immediate and sustained 300 basis point increase in interest rates, BancPlus would have experienced a 4.0% decrease in net interest income and a 14.0% decrease in EVE. In the event of an immediate 100 basis point decrease in interest rates, BancPlus would have experienced a decrease of 0.5% in net interest income and a 3.4% increase in EVE as of September 30, 2026, and a 0.7% increase in net interest income and a 1.5% increase in EVE as of December 31, 2025.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information about our legal proceedings refer to Footnote 12 to our Condensed Notes to Consolidated Financial Statements for the quarter ended September 30, 2026 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We may never satisfy the conditions required to repurchase our Series ECIP Preferred Stock, which would leave a senior security outstanding and could adversely affect holders of our common stock.

On June 22, 2022, the Company sold shares of its Series ECIP Preferred Stock to the U.S. Treasury for the purchase price of $250.0 million under the Emergency Capital Investment Program, or “ECIP.” Under the ECIP program, the Treasury invested in depository institutions that are Community Development Financial Institutions or minority depository institutions to support lending to small businesses, minority-owned businesses and consumers in low-income and underserved communities.

Under an ECIP Securities Purchase Option Agreement (“POA”) between the Company and Treasury, if the Company meets certain conditions, the Company or the Company’s qualifying designee may repurchase the Series ECIP Preferred Stock, at a price set by a formula in the POA, which could be a substantial discount to its liquidation amount (the “Repurchase Option”). To be eligible to exercise the Repurchase Option, the Company must, among other things, meet certain thresholds for “deep impact lending”, “qualified lending” or "rate reduction" (as defined in the ECIP’s guidelines), comply with the ECIP agreements and rules, continue to qualify as a CDFI, and be “well-capitalized” under federal Prompt Corrective Action guidelines. The Company does not currently meet any of these thresholds. The earliest possible date by which the Company could exercise the Repurchase Option (assuming it meets all required conditions) is June 22, 2032, and the Repurchase Option expires on June 22, 2037.

If we cannot exercise the Repurchase Option, the Series ECIP Preferred Stock may remain outstanding indefinitely. It would continue to rank senior to our common stock as to dividends and in liquidation. We also would not realize the potential benefit of retiring the Series ECIP Preferred Stock at a discount. Any of these outcomes could reduce our financial flexibility, limit returns to our common stockholders and adversely affect the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

2.1*

Agreement and Plan of Share Exchange and Merger, dated September 28, 2021, as amended February 9, 2022, by and among BancPlus Corporation, BankPlus, First Trust Corporation and First Bank and Trust (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 (File No. 333-261311), as amended, filed on February 11, 2022)

3.1+	Articles of Incorporation of BancPlus Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of the Registrant filed on August 7, 2026)
3.2	Amended and Restated By-laws of BancPlus Corporation (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K of the Registrant filed on May 1, 2026)
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

BancPlus Corporation

Date:	November 9, 2026	By:	/s/ Kirk A. Graves
Kirk A. Graves
President, Chief Executive Officer, Chairman of the Board, and Director
(Principal Executive Officer)

Date:	November 9, 2026	By:	/s/ Karlen Turbeville
Karlen Turbeville
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)